Form 10-Q
period 1997-09-30
CONCORD COMMUNICATIONS INC
filed 1997-11-26
CIK 915290

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended September 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      FOR THE TRANSITION PERIOD FROM ________ to ________

COMMISSION FILE NUMBER 0-23067

                          CONCORD COMMUNICATIONS, INC.
             (Exact name of registrant as specified in its charter)

        MASSACHUSETTS                                 04-2710876
   (State of incorporation)               (IRS Employer Identification Number)


                            33 Boston Post Road, West
                          Marlboro, Massachusetts 01752
                                 (508) 460-4646

             (Address and telephone of principal executive offices)

                                   -----------

Indicate by check mark whether registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                      YES    X             NO
                           -----             -----

11,940,816 shares of the registrant's Common stock, $0.01 par value, were outstanding as of October 24, 1997.

                        THIS DOCUMENT CONTAINS 23 PAGES.
                        THE EXHIBIT INDEX IS ON PAGE 21.




         1
         -

                          CONCORD COMMUNICATIONS, INC.

                          FORM 10-Q, September 30, 1997

                                    CONTENTS

Item Number                                                                Page
-----------                                                                ----

                          PART I: FINANCIAL INFORMATION

Item 1. Financial Statements
               Balance sheets:
                September 30, 1997 and December 28, 1996                      3
               Statements of operations:
                Three and nine months ended September 30, 1997 and            4
                September 28, 1996
               Statements of cash flows:
                Nine months ended September 30, 1997 and                      5
                September 28, 1996
               Notes to financial statements                                  6

Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                         7-17

                           PART II: OTHER INFORMATION

Item 1.  Legal Proceedings                                                   18

Item 2.  Changes in Securities and Use of Proceeds                        18-19

Item 3.  Defaults Upon Senior Securities                                     19

Item 4.  Submission of Matters to a Vote of Security Holders                 19

Item 5.  Other Information                                                   19

Item 6.  Exhibits and Reports on Form 8-K                                    19

SIGNATURE                                                                    20

EXHIBIT INDEX                                                                21




         2
         -

                          PART I: FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                          CONCORD COMMUNICATIONS, INC.
                                 BALANCE SHEETS
                             (dollars in thousands)


                                                               SEPTEMBER 30,           DECEMBER 28,
                                                                   1997                   1996
                                                                (UNAUDITED)
                                                                -----------

 Current Assets:
    Cash and cash equivalents                                    $  1,601                $  1,664
    Accounts receivable, net                                        2,941                   2,273
    Other Current Assets                                              123                     149
                                                                 --------                --------
      Total Current assets                                          4,665                   4,086

 Equipment and improvements, net                                    2,006                   1,498
 Deferred financing costs                                             454                       -
                                                                 --------                --------

      Total Assets                                               $  7,125                $  5,584
                                                                 ========                ========




 Current Liabilities:
   Accounts payable and accrued expenses                         $  4,115                $  3,885
   Deferred Revenue                                                 2,756                   1,331
   Current portion of long-term debt                                  476                     257
                                                                 --------                --------
     Total current liabilities                                      7,347                   5,473
 Long-term debt, net of current portion                               937                     668
                                                                 --------                --------
      Total Liabilities                                             8,284                   6,141
                                                                 --------                --------

Redeemable Convertible Preferred Stock                             15,140                  14,478
                                                                 --------                --------

Common Stock, deferred compensation and additional paid-in
capital                                                            18,268                  18,105
Accumulated deficit                                               (34,567)                (33,140)
                                                                 --------                --------
      Total Stockholders' Deficit                                 (16,299)                (15,035)
                                                                 --------                --------

Total Liabilities, Redeemable Convertible Preferred Stock and
Stockholders' Deficit                                            $  7,125                $  5,584
                                                                 ========                ========


    The accompanying notes are an integral part of these financial statements



         3
         -

                          CONCORD COMMUNICATIONS, INC.
                            STATEMENTS OF OPERATIONS
                (dollars in thousands, except per share amounts)
                                   (unaudited)

                                                           THREE MONTHS ENDED                       NINE MONTHS ENDED
                                                    SEPTEMBER 30,        SEPTEMBER 28,       SEPTEMBER 30,       SEPTEMBER 28,
                                                    -------------        -------------       -------------       -------------
                                                         1997                1996                1997                1996
                                                         ----                ----                ----                ----

Revenues:
  License revenues                                   $     4,634          $    2,017          $   11,524          $    5,000
  Service revenues                                           629                 327               1,440                 814
                                                     -----------          ----------          ----------          ----------
       Total revenues                                      5,263               2,344              12,964               5,814
Cost of Revenues                                             771                 377               2,050               1,309
                                                     -----------          ----------          ----------          ----------
       Gross profit                                        4,492               1,967              10,914               4,505
                                                     -----------          ----------          ----------          ----------
Operating Expenses:
  Research and development                                 1,146                 961               3,272               2,811
  Sales and marketing                                      2,597               1,647               6,917               4,703
  General and administrative                                 521                 234               1,421                 726
                                                     -----------          ----------          ----------          ----------
       Total operating expenses                            4,264               2,842              11,610               8,240
                                                     -----------          ----------          ----------          ----------
Income (Loss) from operations                                228                (875)               (696)             (3,735)
Other Income (Expense):
  Interest income                                              4                  11                  13                  75
  Interest expense                                           (31)                (17)                (83)                (28)
  Other                                                        1                   -                   2                  12
                                                     -----------          ----------          ----------          ----------
       Total other income (expense)                          (26)                 (6)                (68)                 59
                                                     -----------          ----------          ----------          ----------
     Net Income (loss)                               $       202          $     (881)         $     (764)         $   (3,676)
                                                     ===========          ==========          ==========          ==========

Pro forma net income (loss) per
common and common equivalent
share                                                $      0.02          $    (0.09)         $    (0.08)         $    (0.38)
                                                     ===========          ==========          ==========          ==========

Pro forma weighted average number
of common and common equivalent
shares outstanding                                    10,893,679           9,798,849           9,813,905           9,798,390
                                                     ===========          ==========          ==========          ==========


    The accompanying notes are an integral part of these financial statements


         4
         -

                          CONCORD COMMUNICATIONS, INC.
                            STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                   (unaudited)

                                                                          NINE MONTHS ENDED
                                                                 SEPTEMBER 30,         SEPTEMBER 28,
                                                                 -------------         -------------
                                                                     1997                   1996
                                                                     ----                   ----
Cash Flows from Operating Activities:
    Net loss                                                        $ (764)               $(3,676)
    Adjustments to reconcile net loss to net cash
    provided by (used in) operations
      Depreciation and amortization                                    406                    308
      Changes in current assets and liabilities
         Accounts receivable                                          (668)                  (802)
         Prepaid expenses and other current assets                      26                     41
         Accounts payable                                              544                   (201)
         Accrued expenses                                             (314)                   692
         Deferred revenue                                            1,425                    661
                                                                    ------                -------
          Net cash provided by (used in) operating activities          655                 (2,977)
                                                                    ------                -------
Cash Flows from Investing Activities:
  Purchases of equipment and improvements                             (884)                  (560)
                                                                    ------                -------
Cash Flows from Financing Activities:
  Proceeds from bank borrowings                                        571                    791
  Repayments of borrowings                                             (83)                     -
  Proceeds from exercise of stock options                              132                      8
  Deferred financing costs                                            (454)                     -
                                                                    ------                -------
           Net cash provided by financing activities                   166                    799
                                                                    ------                -------
Net (Decrease) in Cash and Cash Equivalents                            (63)                (2,738)
Cash and Cash Equivalents, beginning of period                       1,664                  4,397
                                                                    ------                -------
Cash and Cash Equivalents, end of period                            $1,601                $ 1,659
                                                                    ======                =======
Supplemental Disclosure of Cash Flow Information:
  Cash paid for interest                                            $   83                $    28
                                                                    ======                =======
Supplemental Disclosure of Noncash Transactions:
  Accretion of dividends on preferred stock                         $  662                $   646
                                                                    ======                =======
  Deferred compensation related to grants of stock options          $  192                      -
                                                                    ======                =======
  Purchase of equipment through issuance of debt                    $   66                $     -
                                                                    ======                =======



    The accompanying notes are an integral part of these financial statements



         5
         -

                          CONCORD COMMUNICATIONS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                          FORM 10-Q, September 30, 1997
                 (dollars in thousands, except per share amount)
                                   (unaudited)

1.  INTERIM FINANCIAL STATEMENTS

                  The accompanying financial statements have been presented by Concord Communications, Inc., (the "Company") without audit (except for the balance sheet information as of December 28, 1996) in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form-10Q and Regulation S-X pertaining to interim financial statements. Accordingly, these interim financial statements do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements reflect all adjustments and accruals which management considers necessary for a fair presentation of financial position as of September 30, 1997 and December 28, 1996, and results of operations for the three and nine months ended September 30, 1997 and September 28, 1996. The results for the interim periods presented are not necessarily indicative of results to be expected for any future period. The financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's Registration Statement on Form S-1(Registration No. 333-33227).


2.  PRO FORMA NET INCOME (LOSS) PER COMMON AND COMMON EQUIVALENT SHARE

                  Unaudited pro forma net income per common and common equivalent share for the three-month period ended September 30, 1997 and net loss per common and common equivalent share for the three-month period ended September 28, 1996, and the nine-month periods ended September 30, 1997 and September 28, 1996 was based on the weighted average number of common and common equivalent shares outstanding during the period, computed in accordance with the treasury stock method. The unaudited pro forma weighted average number of common shares assumes that all series of redeemable convertible preferred stock had been converted to common stock as of the original issuance dates and that common stock options issued subsequent to June 30, 1996 have been outstanding for all periods presented, computed in accordance with the treasury stock method. Historical net income (loss) per share data have not been presented, as such information is not considered to be relevant or meaningful.

                  In March 1997, the Financial Accounting Standards Board issued SFAS No. 128, Earnings Per Share. SFAS No. 128 establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. This statement is effective for fiscal years ending after December 15, 1997, and early adoption is not permitted. When adopted, the statement will require restatement of prior years' earnings per share. The Company will adopt this statement for its fiscal year ending December 31, 1997. The Company believes that the adoption of SFAS No. 128 will not have a material effect on its financial statements.


3.  SUBSEQUENT EVENT/PUBLIC OFFERING

                  On October 24, 1997, the Company completed its initial public offering of 3,335,000 shares of Common Stock at a price of $14.00 per share. Of these shares, 2,735,000 were issued by the Company and 600,000 from selling shareholders. The Company received net proceeds of approximately $34.7 million. The Company's Preferred Stock automatically converted into 8,108,258 shares of Common Stock upon the closing of the public offering. Effective upon the closing of the offering, the Company amended and restated its articles of incorporation to increase its authorized common to 50,000,000 shares and to authorize 1,000,000 shares of Preferred Stock, $.01 par value.







         6
         -

                          CONCORD COMMUNICATIONS, INC.
                          FORM 10-Q, September 30, 1997
                                   (unaudited)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The Company develops, markets and supports a family of turnkey, automated, scaleable, software-based performance analysis and reporting solutions for the management of computer networks. Substantially all of the Company's revenues are derived from the Network Health product family which began shipping in the first quarter of 1995.

         The Company does not provide forecasts of the future financial performance of the Company. From time to time, however, the information provided by the Company or statements made by its employees may contain forward-looking statements. In particular, statements contained in this Form 10-Q that are not historical statements (including, but not limited to, statements concerning operating expense levels and such operating expense levels relative to the Company's total revenues) may constitute forward-looking statements subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, certain financial data as percentages of the Company's total revenue:

                                               THREE MONTHS ENDED             NINE MONTHS ENDED
                                               ------------------             -----------------
                                          SEPTEMBER 30,  SEPTEMBER 28,   SEPTEMBER 30,   SEPTEMBER 28,
                                              1997           1996            1997            1996
                                              ----           ----            ----            ----
Revenues:
     License revenues                         88.0%          86.0%           88.9%           86.0%
     Service revenues                         12.0%          14.0%           11.1%           14.0%
                                             -----------------------------------------------------
       Total revenues                        100.0%         100.0%          100.0%          100.0%
                                             -----------------------------------------------------
Operating expenses:
     Cost of revenues                         14.7%          16.1%           15.8%           22.5%
     Research and development                 21.8%          41.0%           25.2%           48.3%
     Sales                                    35.3%          49.6%           37.7%           57.0%
     Marketing                                14.0%          20.6%           15.7%           23.9%
     General and administrative                9.9%          10.0%           11.0%           12.5%
                                             -----------------------------------------------------
Income (loss) from operations                  4.3%         (37.3%)          (5.4%)         (64.2%)
                                             -----------------------------------------------------
Other income (expense), net                   (0.5%)         (0.3%)          (0.5%)           1.0%
                                             =====================================================
Net income (loss)                              3.8%         (37.6%)          (5.9%)         (63.2%)
                                             =====================================================

         TOTAL REVENUES. The Company's total revenues increased 124.5% to $5.2 million in the three months ended September 30, 1997 from $2.3 million in the three months ended September 28, 1996. The Company's total revenues increased 123.0% to $13.0 million in the nine months ended September 30, 1997 from $5.8 million in the nine months ended September 28, 1996.

         LICENSE REVENUES. The Company's license revenues are derived from the licensing of software products. License revenues increased 129.7% to $4.6 million, or 88.0% of total revenues, in the three months ended September 30, 1997 from $2.0 million, or 86.0% of total revenues, in the three months ended September 28, 1996. License revenues increased 130.5% to $11.5 million, or 88.9% of total revenues, in the nine months ended September 30, 1997 from $5.0 million, or 86.0% of total revenues, in the nine months ended September 28, 1996. The increase in license revenues resulted from increased sales to new customers and additional sales to existing customers for new products and upgrades of existing licenses. There were no price increases for products during the nine-month period ended September 30, 1997.



         7
         -

         SERVICE REVENUES. The Company's service revenues consist of fees for maintenance and training services. Service revenues increased 92.4% to $629,000, or 12% of total revenues, in the three months ended September 30, 1997 from $327,000, or 14% of total revenues, in the three months ended September 28, 1996. Service revenues increased 76.9% to $1.4 million, or 11.1% of total revenues, in the nine months ended September 30, 1997 from $814,000, or 14% of total revenues, in the nine months ended September 28, 1996. The increase in service revenues was primarily attributed to an increase in revenue from maintenance contracts for new and existing customers.

         COST OF REVENUES. Cost of revenues include expenses associated with product documentation, production, fulfillment and royalty costs, along with personnel costs associated with providing customer support in connection with maintenance service contracts. Royalty costs are comprised of third party software costs. Cost of revenues increased 104.5% to $771,000, or 14.7% of total revenues, in the three months ended September 30, 1997 from $377,000, or 16.1% of total revenues, in the three months ended September 28, 1996, resulting in gross margins of 85.4% and 83.9% in each respective period. Cost of revenues increased 56.6% to $2.0 million, or 15.8% of total revenues, in the nine months ended September 30, 1997 from $1.3 million, or 22.5% of total revenues, in the nine months ended September 28, 1996, resulting in gross margins of 84.2% and 77.5% in each respective period. The increase in cost of revenues was primarily the result of increased spending in customer support to be more responsive to growing customer needs. The improvement in the gross margin percentages were attributable to lower royalty unit costs associated with the higher sales volumes during the 1997 periods and a one-time charge of $400,000 for the write-off of inventories associated with the discontinuation of the Trakker product line during 1996.

         RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses consist primarily of personnel costs associated with software development. Research and development expenses increased 19.3% to 1.1 million, or 21.8% of total revenues, in the three months ended September 30, 1997 from $961,000, or 41.0% of total revenues, in the three months ended September 28, 1996. Research and development expenses increased 16.4% to 3.3 million, or 25.2% of total revenues, in the nine months ended September 30, 1997 from $2.8 million, or 48.3% of total revenues, in the nine months ended September 28, 1996. The increase in absolute dollars was primarily due to increased headcount in research and development from 32 to 42. The Company's product architecture and higher revenue base have allowed the Company to introduce new products at lower incremental costs thereby reducing research and development expenses as a percentage of revenues. The Company anticipates that it will continue to commit substantial resources to research and development in the future and that product development expenses may increase in absolute dollars in future periods.

         SALES AND MARKETING EXPENSES. Sales and marketing expenses consist primarily of salaries, commissions to sales personnel and agents, travel, tradeshow participation, public relations and other promotional expenses. Sales and marketing expenses increased 57.7% to $2.6 million, or 49.3 % of total revenues, in the three months ended September 30, 1997 from $1.6 million, or 70.2% of total revenues, in the three months ended September 28, 1996. Sales and marketing expenses increased 47.1% to $6.9 million, or 53.4% of total revenues, in the nine months ended September 30, 1997 from $4.7 million, or 80.9% of total revenues, in the nine months ended September 28, 1996. The increase in absolute dollars was primarily the result of increased headcount to continue to build the direct sales force along with additional marketing and promotional activities to penetrate the market. The decline in sales and marketing expenses as a percentage of total revenues is due to sales productivity improvements resulting from the expansion of the Network Health product family, increased revenues from existing customers, improved lead generation and reduced sales cycles. Headcount in sales and marketing increased from 32 to 50 people from September 28, 1996 to September 30, 1997.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of salaries for financial, administrative and management personnel and related travel expenses, as well as legal and accounting expenses. General and administrative expenses increased 122.6% to $521,000, or 9.9% of total revenues, in the three months ended September 30, 1997 from $234,000, or 10.0% of total revenues, in the three months ended September 28, 1996. General and administrative expenses increased 95.7% to $1.4 million, or 11.0% of total revenues, in the nine months ended September 30, 1997 from $726,000, or 12.5% of total revenues, in the nine months ended September 28, 1996. The increase in absolute dollars reflects personnel growth and associated costs in general support areas. Headcount in general and administrative increased from 7 to 13 people from September 28, 1996 to September 30, 1997. General and administrative expenses declined as a percentage of total revenues during the 1997 period due to a significant increase in revenues during that period.




         8
         -

         OTHER INCOME(EXPENSE), NET. Other income consists of interest earned on funds available for investment net of interest paid in connection with the financing of capital equipment. The Company had net other expense of ($26,000) for the three months ended September 30, 1997 and net other expense of ($6,000) for the three months ended September 28, 1996. The Company had net other expense of ($68,000) for the nine months ended September 30, 1997 and realized net other income of $59,000 for the nine months ended September 28, 1996.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has financed its operations, prior to its initial public offering, primarily through the private sale of equity securities and a credit line for equipment purchases. On October 24, 1997, the Company completed its initial public offering of 3,335,000 shares of Common Stock at a price of $14.00 per share. Of these shares, 2,735,000 were issued by the Company and 600,000 from selling shareholders. The Company received net proceeds of approximately $34.7 million. The Company had a working capital deficit of $2.7 million at September 30, 1997.

         Net cash provided by (used in) operating activities was $655,000 and $(3.0) million for the nine months ended September 30, 1997 and September 28, 1996, respectively. Cash and cash equivalents were $1.6 million at September 30, 1997, and $1.7 million at December 28, 1996. Deferred revenues increased for the nine months ended September 30, 1997 by $1.4 million due to an increase in overall sales activity; $778,000 of this increase came from deferred maintenance contracts and $646,000 was the result of service and software license sales with remaining contingencies such as completion of services, product acceptance and credit worthiness.

         Investing activities have consisted solely of the acquisition of property, plant and equipment, most notably computer and networking equipment to support the growing employee base and corporate infrastructure. Financing activities consisted of the proceeds from bank borrowings in connection with equipment purchases during the first nine months of 1997.

         During 1996, the Company entered into an agreement for an equipment line of credit in the amount of $1.0 million (the "Equipment Line") with Silicon Valley Bank. The Equipment Line, as amended, bears interest at the bank's prime rate (8.50% at June 30, 1997) plus 2% and is collateralized by substantially all of the Company's assets. As of December 28, 1996, the outstanding borrowings under the Equipment Line amounted to $925,000. In 1997, the Company received additional advances of $74,000 through March 25, 1997, at which time the total amount of $999,000 due under the Equipment Line was converted into a term loan payable in 36 even monthly payments of principal plus interest at the bank's prime rate plus 2% through March 25, 2000. As of September 30, 1997, the principal balance on the term loan payable was $824,463.

         The Company has a revolving working capital line of credit with Silicon Valley Bank. Borrowings outstanding under the line are limited to the lesser of $2.5 million or 90% of eligible accounts receivable less the principal amount that remains outstanding under an existing equipment line of credit. Interest on this line is at the rate of prime plus 2% and will be reduced to the prime rate the first day of the month following the closing of this offering. The working capital line of credit contains covenants which restrict the Company's ability to incur debt, pay dividends, sell assets and engage in mergers, consolidations and other acquisitions. In addition, the Company must comply with certain financial covenants, including maintaining (i) an asset to liabilities ratio of at least 2:1 and (ii) a tangible net worth of not less than $10.0 million. The Company's line of credit expires on April 2, 1998. As of September 30, 1997, the Company had $1,675,000 available for future borrowings under this agreement. The Company entered into a new equipment line of credit with Fleet National Bank during June of 1997 for up to $1.0 million. As of September 30, 1997, the Company had available $483,000 for future borrowings under this agreement.



         9
         -

         The Company had available net operating loss carryforwards of approximately $27.0 million and federal research and development tax credit carryforwards of approximately $1.5 million as of December 28, 1996 to reduce future income tax liabilities. These carryforwards expire from 1997 through 2012 and are subject to review and possible adjustment by the appropriate taxing authorities. Approximately $13.7 million of the Company's net operating loss and research and development tax credit carryforwards expire between 1997 and 2001. Pursuant to the Tax Reform Act of 1986, the utilization of net operating loss carryforwards for tax purposes may be subject to an annual limitation if a cumulative change of ownership of more than 50% occurs over a three-year period. As a result of the Company's 1995 preferred stock financings, such a change in ownership has occurred. Also, following the completion of its initial public offering, the Company is evaluating whether another ownership change has occurred. As a result of these ownership changes, the use of the net operating loss carryforwards will be limited. The Company has deferred tax assets of approximately $14.0 million comprised primarily of net operating loss carryforwards and research and development credits. The Company has fully reserved for these deferred tax assets by recording a valuation allowance of $14.0 million, as the Company believes that it is more likely than not that it will not be able to realize this asset.

         The Company's current export sales are denominated in United States dollars. To the extent that international sales continue to be denominated in United States dollars, an increase in the value of the United States dollar relative to other currencies could make the Company's products and services more expensive and, therefore, potentially less competitive in international markets.

         As of September 30, 1997, the Company's principal sources of liquidity included cash and equipment lines of credit. The Company believes that the net proceeds from its initial public offering, together with its current cash balances, cash provided by future operations and available borrowings under its lines of credit, will be sufficient to meet its working capital and anticipated capital expenditure requirements for at least the next 12 months. Although operating activities may provide cash in certain periods, to the extent the Company experiences growth in the future, its operating and investing activities may require significant cash. Consequently, any such future growth may require the Company to obtain additional equity or debt financing.



         10
         --

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS


         Information provided by the Company from time to time including statements in this Form 10-Q which are not historical facts, are so-called "forward-looking statements" that involve risks and uncertainties, made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In particular, statements contained in Management's Discussion and Analysis of Financial Condition and Results of Operations which are not historical facts (including, but not limited to, statements concerning the plans and objectives of management; increases in sales and marketing, research and development and general and administrative expenses; and the Company's expected liquidity and capital resources) may constitute forward-looking statements. The Company's actual future results may differ significantly from those stated in any forward-looking statements. Factors that may cause such differences include, but are not limited to, the factors discussed below, and the other risks discussed in the Company's Prospectus dated October 15, 1997 included in its Registration Statement on Form-S1 (Reg. No. 333-33227) and from time to time in the Company's other filings with the Securities and Exchange Commission.

LIMITED OPERATING HISTORY; UNCERTAINTY OF FUTURE OPERATING RESULTS

         The Company changed its focus to network management software in 1991 and commercially introduced its first Network Health product in 1995. Accordingly, the Company has only a limited operating history in the network performance analysis and reporting market upon which an evaluation of its business and prospects can be based. The Company has incurred significant net losses in each of the last five fiscal years and expects that it will not achieve profitability on an annual basis until at least fiscal 1998, if at all. As of September 30, 1997, the Company had accumulated net losses of $32.0 million. The limited operating history of the Company and its dependence on a single product family in an emerging market makes the prediction of future results of operations difficult or impossible, and the Company and its prospects must be considered in light of the risks, costs and difficulties frequently encountered by emerging companies, particularly companies in the competitive software industry. Although the Company has achieved recent revenue growth, and profitability for the three-months ended September 30, 1997, there can be no assurance that the Company can generate substantial additional revenue growth on a quarterly or annual basis, or that any revenue growth that is achieved can be sustained. Revenue growth that the Company has achieved or may achieve may not be indicative of future operating results. In addition, the Company has increased, and plans to increase further, its operating expenses in order to fund higher levels of research and development, increase its sales and marketing efforts, develop new distribution channels, broaden its customer support capabilities and expand its administrative resources in anticipation of future growth. To the extent that increases in such expenses precede or are not subsequently followed by increased revenues, the Company's business, results of operations and financial condition would be materially adversely affected. There can be no assurance that the Company will sustain profitability on a quarterly basis, or achieve profitability at all on an annual basis. The Company must achieve substantial revenue growth in order to be profitable. In addition, in view of recent revenue growth, the rapidly evolving nature of its business and markets and its limited operating history in its current market, the Company believes that period-to-period comparisons of financial results are not necessarily meaningful and should not be relied upon as an indication of future performance. Management believes that it is more likely than not that the Company will not generate sufficient income to utilize available net operating loss carryforwards of approximately $27.0 million and federal research and development credit carryforwards of approximately $1.5 million as of December 28, 1996. In addition, there are limitations on the Company's use of net operating loss carryforwards. Accordingly, the Company has recorded a full valuation allowance for these assets.

POTENTIAL FLUCTUATIONS IN QUARTERLY OPERATING RESULTS

         The Company is likely to experience significant fluctuations in quarterly operating results caused by many factors, including, but not limited to: (i) changes in the demand for the Company's products; (ii) the timing, composition and size of orders from the Company's customers, including the tendency for significant bookings to occur in the last month of each fiscal quarter; (iii) spending patterns and budgetary resources of its customers on network management software solutions; (iv) the success of the Company's new customer generation activities; (v) introductions or enhancements of products, or delays in the introductions or enhancements of products, by the Company or its competitors; (vi) changes in the Company's pricing policies or those of its competitors; (vii) changes in the distribution channels through which products are sold; (viii) the Company's ability to anticipate and effectively adapt to developing markets and rapidly changing technologies; (ix) changes in networking or





         11
         --
communications technologies; (x) the Company's ability to attract, retain and motivate qualified personnel; (xi) changes in the mix of products sold; (xii) the publication of opinions about the Company and its products, or its competitors and their products, by industry analysts or others; and (xiii) changes in general economic conditions. Unlike other software companies with a longer history of operations, the Company does not derive a significant portion of its revenues from maintenance contracts, and therefore does not have a significant ongoing revenue stream that may tend to mitigate quarterly fluctuations in operating results. Furthermore, the Company is attempting to expand its channels of distribution, and increases in the Company's revenues will be dependent on its ability to implement successfully its distribution strategy. Due to the buying patterns of certain of the Company's customers and also to the Company's own sales incentive programs focused on annual sales goals, revenues in the Company's fourth quarter could be higher than revenues in the first quarter of the succeeding year. There also may be other factors that significantly affect the Company's quarterly results which are difficult to predict given the Company's limited operating history, such as seasonality and the timing of receipt and delivery of orders within a fiscal quarter.

         Consistent with software industry practice, the Company expects to operate with a limited amount of backlog. As a result, quarterly sales and operating results depend generally on the volume and timing of orders within the quarter, the tendency of sales to occur late in fiscal quarters and the ability of the Company to fill orders received within the quarter, all of which are difficult to forecast and manage. The Company's expense levels are based in part on its expectations of future orders and sales, which, given the Company's limited operating history, are extremely difficult to predict. A substantial portion of the Company's operating expenses are related to personnel, facilities, and sales and marketing programs. This level of spending for such expenses cannot be adjusted quickly and is, therefore, relatively fixed in the short term. Accordingly, any significant shortfall in demand for the Company's products in relation to the Company's expectations would have an immediate and material adverse effect on the Company's business, results of operations and financial condition.

         Due to all of the foregoing factors, the Company believes that its quarterly operating results are likely to vary significantly in the future. Therefore, in some future quarter the Company's results of operations may fall below the expectations of securities analysts and investors. In such event, the trading price of the Company's Common Stock would likely be materially adversely affected.

EMERGING NETWORK MANAGEMENT SOFTWARE MARKET

         The market for the Company's products is in an early stage of development. Although the rapid expansion and increasing complexity of computer networks in recent years has increased the demand for network management software products, the awareness of and the need for such products is a recent development. Because the market for these products is only beginning to develop, it is difficult to assess the size of this market, the appropriate features and prices for products to address this market, the optimal distribution strategy and the competitive environment that will develop. The development of this market and the Company's growth will be significantly dependent on the willingness of network service providers, including telecommunications carriers, ISPs, systems integrators and outsourcers, to integrate network performance analysis and reporting software into their product and service offerings. Failure of the network performance analysis and reporting market to grow or failure of the Company to properly assess and address such market would have a material adverse effect on the Company's business, results of operations and financial condition.

DEPENDENCE ON TELECOMMUNICATIONS CARRIERS

         A significant portion of the Company's revenues are, and are expected to continue to be, attributable to sales of products to telecommunications carriers. The Company's future performance is significantly dependent upon telecommunications carriers' increased incorporation of the Company's solutions as part of their package of product and service offerings to end users. The failure of the Company's products to perform favorably in and become an accepted component of the telecommunications carriers' product and service offerings, or a slower than expected increase or a decrease in the volume of sales of the Company's products and services to telecommunications carriers, could have a material adverse effect on the Company's business, results of operations and financial condition.




         12
         --

CONCENTRATED PRODUCT FAMILY

         The Company currently derives substantially all of its revenues from its Network Health product family, and the Company expects that revenues from these products will continue to account for substantially all of the Company's revenues for the foreseeable future. Broad market acceptance of these products is, therefore, critical to the Company's future success, and any factor adversely affecting sales or pricing levels of these products could have a material adverse effect on the Company's business, results of operations and financial condition. There can be no assurance that market acceptance of Network Health will increase or even remain at current levels. Factors that may affect the market acceptance of the Company's products include the availability and price of competing products and technologies and the success of the sales efforts of the Company and its marketing partners. Moreover, the Company anticipates that its competitors will introduce additional competitive products, particularly if demand for network management software products increases, which may reduce future market acceptance of the Company's products. In addition, new competitors could enter the Company's market and offer alternative products which may impact the market acceptance of the Company's products. The Company's future performance will also depend in part on the successful development, introduction and market acceptance of new and enhanced products. There can be no assurance that any such new or enhanced products will be successfully developed, introduced and marketed, and failure to do so would have a material adverse effect on the Company's business, results of operations and financial condition.

RAPID TECHNOLOGICAL CHANGE; DEPENDENCE ON STANDARD PROTOCOLS

         The software industry is characterized by rapid technological change, frequent introductions of new products, changes in customer demands and evolving industry standards. The introduction of products embodying new technologies and the emergence of new industry standards can render existing products obsolete and unmarketable. Network Health's ability to analyze and generate reports, as well as the quality of the reports, is dependent on Network Health's utilization of the industry-standard SNMP protocol and the data resident in conventional MIBs. Any change in these industry standards, the development of vendor-specific proprietary MIB technology, or the emergence of new network technologies could affect the compatibility of Network Health with these devices which, in turn, could affect Network Health's ability to analyze and generate comprehensive reports or the quality of the reports. Furthermore, although the Company's products currently run exclusively on industry-standard UNIX operating systems and although the Company has a Windows NT product in beta-test at selected customers, any significant change in industry-standard operating systems could affect the demand for, or the pricing of, the Company's products. Any of the foregoing developments could have a material adverse effect on the Company's business, results of operations and financial condition.

PRODUCT ENHANCEMENTS AND NEW PRODUCTS

         Because of rapid technological change in the software industry and potential changes in the network management software market and industry standards, the life cycle of versions of Network Health is difficult to estimate. The Company's future success will depend upon its ability to address the increasingly sophisticated needs of its customers by developing and introducing enhancements to Network Health on a timely basis that keep pace with technological developments, emerging industry standards and customer requirements. There can be no assurance that the Company will be successful in developing and marketing enhancements to Network Health or in developing new products that respond to technological changes, evolving industry standards or customer requirements, that the Company will not experience difficulties that could delay or prevent the successful development, introduction and sale of such enhancements or new products, or that such enhancements or new products will adequately address the requirements of the marketplace and achieve any significant degree of market acceptance.

COMPETITION; NEW ENTRANTS

         The market for the Company's products is new, intensely competitive, rapidly evolving and subject to technological change. Competitive and alternative offerings are available from the major product categories of remote monitoring (RMON) probe vendors, element management software, and other performance analysis and reporting offerings. Another area of competition comes from a number of companies offering network performance reporting services; including International Network Services (INS). In addition, the Company expects the large network management platform vendors to begin to offer products directly competitive with the Company's products.




         13
         --

These companies may bundle their products with other hardware and software in a manner that may discourage users from purchasing products offered by the Company. This strategy may be particularly effective for companies with leading market shares in the network hardware and software market, including Hewlett-Packard Company, International Business Machines Corporation and Cabletron Systems, Inc. Developers of network element management solutions such as Cisco Systems, Inc., 3Com Corporation and Bay Networks, Inc. may also compete with the Company in the future. The Company expects competition to persist, increase and intensify in the future with possible price competition developing in the Company's markets. Many of the Company's current and potential competitors have longer operating histories and significantly greater financial, technical and marketing resources and name recognition than the Company. The Company does not believe its market will support a large number of competitors and their products. In the past, a number of software markets have become dominated by one or a small number of suppliers, and a small number of suppliers or even a single supplier may dominate the Company's market. If the Company does not provide products that achieve success in its market in the short term, the Company could suffer an insurmountable loss in market share and brand name acceptance, which would result in a material adverse effect on the Company's business, results of operations and financial condition. There can be no assurance that the Company will be able to compete effectively with current and future competitors.

UNCERTAIN PROTECTION OF INTELLECTUAL PROPERTY RIGHTS

         The Company's success depends significantly upon its proprietary technology. The Company relies on a combination of patent, copyright, trademark and trade secret laws, non-disclosure agreements and other contractual provisions to establish, maintain and protect its proprietary rights, all of which afford only limited protection. The Company has four issued U.S. patents, three pending U.S. patent applications, and various foreign counterparts. There can be no assurance that patents will issue from these pending applications or from any future applications or that, if issued, any claims allowed will be sufficiently broad to protect the Company's technology. In addition, there can be no assurance that any patents that have been or may be issued will not be challenged, invalidated or circumvented, or that any rights granted thereunder would provide protection of the Company's proprietary rights. Failure of any patents to protect the Company's technology may make it easier for the Company's competitors to offer equivalent or superior technology. The Company has registered or applied for registration for certain trademarks, and will continue to evaluate the registration of additional trademarks as appropriate. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's products or services or to obtain and use information that the Company regards as proprietary. Third parties may also independently develop similar technology without breach of the Company's proprietary rights. In addition, the laws of some foreign countries do not protect proprietary rights to as great an extent as do the laws of the United States. In addition, the Company's products are licensed under shrink wrap license agreements that are not signed by licensees and therefore may not be binding under the laws of certain jurisdictions.

         Certain technologies used by the Company's products are licensed from third parties, generally on a non-exclusive basis. The termination of any such licenses, or the failure of the third-party licensors to adequately maintain or update their products, could result in delay in the Company's ability to ship certain of its products while it seeks to implement technology offered by alternative sources, and any required replacement licenses could prove costly. While it may be necessary or desirable in the future to obtain other licenses relating to one or more of the Company's products or relating to current or future technologies, there can be no assurance that the Company will be able to do so on commercially reasonable terms or at all.

         Although the Company does not believe that it is infringing the intellectual property rights of others, claims of infringement are becoming increasingly common as the software industry develops and legal protections, including patents, are applied to software products.

         Litigation may be necessary to protect the Company's proprietary technology, and third parties may assert infringement claims against the Company with respect to their proprietary rights. Any claims or litigation can be time-consuming and expensive regardless of their merit. Infringement claims against the Company can cause product release delays, require the Company to redesign its products or require the Company to enter into royalty or license agreements, which agreements may not be available on terms acceptable to the Company or at all.



         14
         --

RISK OF PRODUCT DEFECTS; PRODUCT LIABILITY

         As a result of their complexity, software products may contain undetected errors or failures when first introduced or as new versions are released. There can be no assurance that, despite testing by the Company and testing and use by current and potential customers, errors will not be found in new products after commencement of commercial shipments or, if discovered, that the Company will be able to successfully correct such errors in a timely manner or at all. The occurrence of errors and failures in the Company's products could result in loss of or delay in market acceptance of the Company's products, and alleviating such errors and failures could require significant expenditure of capital and other resources by the Company. The consequences of such errors and failures could have a material adverse effect on the Company's business, results of operations and financial condition.

         Since the Company's products are used by its customers to predict future network problems and avoid failures of the network to support critical business functions, design defects, software errors, misuse of the Company's products, incorrect data from network elements or other potential problems within or out of the Company's control that may arise from the use of the Company's products could result in financial or other damages to the Company's customers. The Company does not maintain product liability insurance. Although the Company's license agreements with its customers typically contain provisions designed to limit the Company's exposure to potential claims as well as any liabilities arising from such claims, such provisions may not effectively protect the Company against such claims and the liability and costs associated therewith. Accordingly, any such claim could have a material adverse effect upon the Company's business, results of operations and financial condition. The Company provides warranties for its products for a period of time (currently three months) after the software is purchased. The Company's license agreements generally do not permit product returns by the customer, and product returns and warranty expense for fiscal 1994, 1995 and 1996 represented less than 1.0% of total revenues during each of such periods. However, no assurance can be given that product returns will not increase as a percentage of total revenues in future periods.

RELIANCE ON STRATEGIC PARTNERS AND OTHER EVOLVING DISTRIBUTION CHANNELS

         The Company's distribution strategy is to develop multiple distribution channels, including sales through strategic marketing partners and value added resellers, such as Newbridge Networks Corporation; telecommunications carriers, such as MCI Communications Corporation; other network service providers, such as The Registry, Inc.; OEMs, such as Cabletron Systems, Inc.; and independent software vendors, as well as international distributors (collectively "channel partners"). The Company has developed a number of these relationships and intends to continue to develop new channel partner relationships. Accordingly, the success of the Company will be dependent in large part on its ability to develop these additional distribution relationships and on the performance and success of these third parties, particularly telecommunications carriers and other network service providers. The Company's channel partner relationships have been established recently, and the Company cannot predict the extent to which its channel partners will be successful in marketing the Company's products. The Company generally expects that its agreements with its channel partners will be terminable by either party without cause. None of the Company's channel partners are required to purchase minimum quantities of the Company's products and none of these agreements contain exclusive distribution arrangements. The Company's inability to attract important and effective channel partners, or their inability to penetrate their respective market segments, or the loss of any of the Company's channel partners, as a result of competitive products offered by other companies or products developed internally by these channel partners or otherwise, could materially adversely affect the Company's business, results of operations and financial condition.

MANAGEMENT OF POTENTIAL GROWTH

         The Company recently has experienced significant growth in its sales and operations and in the complexity of its products and product distribution channels. The Company has recently increased and is continuing to increase the size of its sales force and coverage territories. Furthermore, the Company has recently established and is continuing to establish additional distribution channels through third party relationships. The Company's growth, coupled with the rapid evolution of the Company's markets, has placed, and is likely to continue to place, significant strains on its administrative, operational and financial resources and increase demands on its internal systems, procedures and controls. If the Company is unable to manage future growth effectively, the Company's business, results of




         15
         --
operations and financial condition could be materially adversely affected.

DEPENDENCE ON KEY PERSONNEL

         The Company's performance is substantially dependent on the performance of its key technical and senior management personnel, none of whom is bound by an employment agreement. The loss of the services of any of such personnel could have a material adverse effect on the business, results of operations and financial condition of the Company. The Company does not maintain key person life insurance policies on any of its employees other than John A. Blaeser. The Company's success is highly dependent on its continuing ability to identify, hire, train, motivate and retain highly qualified management, technical, and sales and marketing personnel, including recently hired officers and other employees. Competition for such personnel is intense, and there can be no assurance that the Company will be able to attract, assimilate or retain highly qualified technical and managerial personnel in the future. The inability to attract and retain the necessary management, technical, and sales and marketing personnel could have a material adverse effect on the Company's business, results of operations and financial condition.

EXPANSION INTO INTERNATIONAL MARKETS

         The Company intends to expand its operations outside of the United States and enter additional international markets, primarily through the establishment of additional reseller arrangements. The Company expects to commit additional time and development resources to customizing its products and services for selected international markets and to developing international sales and support channels. There can be no assurance that such efforts will be successful.

         In addition to the uncertainty as to the Company's ability to establish an international presence, there are certain difficulties and risks inherent in doing business internationally, including, but not limited to: (i) costs of customizing products and services for international markets; (ii) dependence on independent resellers; (iii) multiple and conflicting regulations; (iv) exchange controls; (v) longer payment cycles; (vi) unexpected changes in regulatory requirements; (vii) import and export restrictions and tariffs; (viii) difficulties in staffing and managing international operations; (ix) greater difficulty or delay in accounts receivable collection; (x) potentially adverse tax consequences; (xi) the burden of complying with a variety of laws outside the United States; (xii) the impact of possible recessionary environments in economies outside the United States; and (xiii) political and economic instability. In addition, the Company's ability to expand its business in certain countries will require modification of its products, particularly national language support. The Company's current export sales are denominated in United States dollars and the Company currently expects to continue this practice as it expands its international operations. To the extent that international sales continue to be denominated in U.S. dollars, an increase in the value of the United States dollar relative to other currencies could make the Company's products and services more expensive and, therefore, potentially less competitive in international markets. To the extent that future international sales are denominated in foreign currency, the Company's operating results will be subject to risks associated with foreign currency fluctuation and the Company would consider entering into forward exchange contracts or otherwise engaging in hedging activities. To date, as all export sales are denominated in U.S. dollars, the Company has not entered into any such contracts or engaged in any such activities. As the Company increases its international sales, its total revenue may also be affected to a greater extent by seasonal fluctuations resulting from lower sales that typically occur during the summer months in Europe and other parts of the world.

POSSIBLE VOLATILITY OF STOCK PRICE

         The Company completed an initial public offering of its common stock during October of 1997. The market price of the shares of Common Stock may be highly volatile and could be subject to wide fluctuations in response to variations in results of operations, announcements of technological innovations or new products by the Company or its competitors, changes in financial estimates by securities analysts or other events or factors. In addition, the financial markets have experienced significant price and volume fluctuations that have particularly affected the market prices of equity securities of many high technology companies and that often have been unrelated to the operating performance of such companies or have resulted from the failure of the operating results of such companies to meet market expectations in a particular quarter. Broad market fluctuations or any failure of the Company's operating results in a particular quarter to meet market expectations may adversely affect the market price of the shares of Common Stock. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted against such a company. Such litigation could




         16
         --
result in substantial costs and a diversion of management's attention and resources, which would have a material adverse effect on the Company's business, results of operations and financial condition.

FUTURE CAPITAL FUNDING

         The Company plans to continue to expend substantial funds on the continued development, sales and marketing of the Network Health product family. There can be no assurance that the Company's existing capital resources, the proceeds from the Company's initial public offering during October of 1997 and any funds that may be generated from future operations together will be sufficient to finance the Company's future operations or that other sources of funding will be available on terms acceptable to the Company, if at all. In addition, future sales of substantial amounts of the Company's securities in the public market could adversely affect prevailing market prices and could impair the Company's future ability to raise capital through the sale of its securities. The failure to obtain such funding, if required, could have a material adverse effect on the Company's business, results of operations and financial condition.





         17
         --

                          CONCORD COMMUNICATIONS, INC.
                          FORM 10-Q, September 30, 1997


                           PART II: OTHER INFORMATION

Item 1.    Legal Proceedings
           The Company is not a party to any litigation that it believes could have a material adverse effect on the business, results of operations and financial condition of the Company.

Item 2.    Changes in Securities and Use of Proceeds

           (c)    Changes in Securities
           During the quarter ended September 30, 1997, the Company issued shares of Common Stock, which were not registered under the Securities Act of 1933, to employees of, or consultants to, the Company on the dates and in the amounts indicated in the table below. All such issuances were made pursuant to the exercise of options to purchase Common Stock, which had been granted to such employee or consultant pursuant to the 1995 Stock Plan of the Company. All such issuances of Common Stock were made in reliance upon Rule 701 promulgated under the Securities Act of 1933.

         Date of               Number          Price Per          Aggregate
         Issuance            of Shares           Share          Consideration

         11/11/97                156            $.01000            $ 15.60
         11/06/97                281            $.01000            $ 28.10
         11/03/97                625            $.90000            $562.50
         10/27/97              2,258            $.01000            $225.80
         10/27/97              1,312            $.01000            $131.20
         10/27/97                781            $.01000            $ 78.10
         10/01/97              1,406            $.01000            $140.60
         10/01/97              1,406            $.01000            $140.60
         10/01/97                469            $.01000            $ 46.90
         10/01/97                 31            $.01000            $  3.10
         10/01/97              2,187            $.01000            $218.70
         10/01/97                937            $.01000            $ 93.70
         10/01/97                312            $.01000            $ 31.20
         09/30/97              2,812            $.01000            $281.20
         09/30/97                781            $.01000            $ 78.10
         09/30/97                312            $.01000            $ 31.20
         09/30/97                156            $.01000            $ 15.60
         09/30/97              1,875            $.40000            $750.00
         09/29/97                 62            $.01000            $  6.20
         09/28/97                243            $.01000            $ 24.30
         09/19/97              5,000            $.01000            $500.00
         09/17/97                937            $.01000            $ 93.70


           (d)    Use of Proceeds
                  On October 16, 1997, the Company commenced an initial public offering ("IPO") of 2,900,000 shares of common stock, par value $.01 per share (the "Common Stock"), of the Company pursuant to the Company's final prospectus dated October 15, 1997 (the "Prospectus"). The Prospectus was contained in the Company's Registration Statement on Form S-1, which was declared effective by the Securities and Exchange Commission (SEC File No. 333-33227) on October 15, 1997. Of the 2,900,000 shares of Common Stock offered, 2,300,000 shares were offered and sold by the Company and 600,000 shares were offered and sold by certain stockholders of the Company. As part of the IPO, the Company granted the several underwriters an overallotment option to purchase up to an additional 435,000 shares of Common Stock (the "Underwriters' Option"). The IPO closed on





         18
         --

October 21, 1997 upon the sale of 2,900,000 shares of Common Stock to the underwriters. On October 24, 1997, the Representatives, on behalf of the several underwriters, exercised the Underwriters' Option, purchasing 435,000 additional shares of Common Stock from the Company. The aggregate offering price of the IPO to the public was $40,600,000 (exclusive of the Underwriters' Option), with proceeds to the Company and selling shareholders, after deduction of the underwriting discount, of $29,946,000 (before deducting offering expenses payable by the Company) and $7,812,000 respectively. The aggregate offering price of the Underwriters' Option exercised was $6,090,000, with proceeds to the Company, after deduction of the underwriting discount, of $5,663,700 (before deducting offering expenses payable by the Company). Through October 16, 1997, the aggregate amount of expenses incurred by the Company in connection with the issuance and distribution of the shares of Common Stock offered and sold in the IPO were approximately $3.6 million, including $2.7 million in underwriting discounts and commissions and $890,000 in other offering expenses.

         None of the expenses paid by the Company in connection with the IPO or the exercise of the Underwriters' Option were paid, directly or indirectly, to directors, officers, persons owning ten percent or more of the Company's equity securities, or affiliates of the Company.

         The net proceeds to the Company from the IPO, after deducting underwriting discounts and commissions and other offering expenses were approximately $34.7 million.

         To date, the Company has not utilized any of the net proceeds from the IPO. The Company has invested all such net proceeds primarily in US treasury obligations and other interest bearing investment grade securities.

         None of the net proceeds from the IPO were used to pay, directly or indirectly, directors, officers, persons owning ten percent or more of the Company's equity securities, or affiliates of the Company.


Item 3.  Defaults Upon Senior Securities
         Not Applicable


Item 4.  Submission of Matters to a Vote of Security Holders
         At a special meeting of stockholders held on September 9, 1997, (I) the Company's stockholders approved amendments to the Company's articles of organization effective as of the effective date of the Company's initial public offering, which among other things reduced the number of issued and outstanding shares of Common Stock of the Company through a 1-for-2 reverse stock split,
(ii) the Company's stockholders approved amendments to the Company's articles of organization effective as of the closing date of the Company's initial public offering, which among other things eliminated the terms of the Company's preferred stock; (iii) the Company's stockholders approved and adopted the Restated By-Laws of the Company: (iv) the Company's stockholders approved and adopted the 1997 Employee Stock Purchase Plan of the Company; (v) the Company's stockholders approved and adopted the 1997 Non-Employee Director Stock Option Plan of the Company; (vi) the Company's stockholders approved and ratified an amendment to the 1995 Stock Plan of the Company; and (vii) the preferred stockholders of the Company approved the registration of shares of the Company's Common Stock under the Securities Act of 1933.


Item 5.  Other Information
         Not Applicable


Item 6.  Exhibits and Reports on Form 8-K
         (a) Exhibits
             The exhibits listed in the accompanying Exhibit Index on page 20 are filed or incorporated by reference as part of this Report.

         (b) Reports on Form 8-K
             None




         19
         --

                          CONCORD COMMUNICATIONS, INC.
                          FORM 10-Q, September 30, 1997

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         Concord Communications, Inc.






                                         /s/ Gary E. Haroian
                                         ---------------------------------------
Date: November 26, 1997                  Name:  Gary E. Haroian
                                         Title: Vice President of Finance
                                                and Chief Financial Officer
                                                (Principal Financial Officer and
                                                Principal Accounting Officer)




         20
         --

                          CONCORD COMMUNICATIONS, INC.
                          FORM 10-Q, September 30, 1997

                                  EXHIBIT INDEX

Exhibit No.            Description
-----------            -----------


11.0                   Computation of Pro Forma Net Income (Loss) Per Common
                       Share

27.0                   Financial Data Schedule







         21
         --