Form 10-K
period 1997-12-31
CONCORD COMMUNICATIONS INC
filed 1998-03-25
CIK 915290

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON DC 20549

                            ------------------------

                                   FORM 10-K
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE YEAR ENDED DECEMBER 31, 1997

                                         OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM             TO

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

                            ------------------------

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                    Common Stock, par value $0.01 per share
                                (TITLE OF CLASS)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES [X]     NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing sale price of the Company's common stock on March 1, 1998, as reported on the Nasdaq National Market was approximately $339,862,720.

     The number of shares outstanding of Common Stock as of March 1, 1998 was 12,391,028.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                   DOCUMENT                                                 FORM 10-K REFERENCE
                                   --------                                                 -------------------

Portions of the Registrant's Proxy Statement for its Annual Meeting of Stockholders to
                          be held on April 30, 1998.                                              Part III

Portions of the Annual Report to Stockholders for the fiscal year ended
                              December 31, 1997.                                             Part II, Items 6-8

================================================================================

                                     PART I

ITEM 1.  BUSINESS

INTRODUCTION

     Concord develops, markets and supports a family of turnkey, automated, scalable, software-based performance analysis and reporting solutions for the management of computer networks. By providing a global view of network performance, the Company's products enable the effective and efficient management of large and medium-size multi-vendor networks, both by end users and network service providers, including telecommunications carriers, Internet Service Providers (ISPs), systems integrators and outsourcers. The Company's Network Health product family retrieves and compiles vital network statistics, performs extensive analyses of those statistics and provides intuitive, informative, user-friendly graphical reports. The Company's software-only solutions provide IT executives, managers and technicians with the information necessary to assess and correct costly network inefficiencies, make cost-effective network purchasing decisions, predict network failures and set and monitor service levels.

     The Company's initial target market has been organizations with large and medium-size networks of 150 or more network elements. The Company markets to these potential customers through its own sales force, sales agents, value added resellers, network service providers, including telecommunication carriers, and OEMs. As of December 31, 1997, the Company had over 500 customers operating in and serving a variety of industries. Representative customers include America Online, Inc., Ameritech Corporation, AT&T Corporation, The Bear Stearns Companies, Inc., British Telecommunications plc, Burlington Northern Santa Fe Corporation, Department of Commerce, Dow Jones & Company, Inc., Ernst & Young LLP, MCI Communications Corporation, Morgan Stanley Group Inc., Motorola Inc., New York Stock Exchange, Inc., Pfizer Inc., Prudential Service Company, The Procter & Gamble Company, Sprint Corporation, Viacom International Inc., Visa International and U S WEST, Inc.

INDUSTRY BACKGROUND

     The pervasiveness and sophistication of business process applications, such as email, electronic commerce and enterprise resource planning systems, have significantly increased the amount of data traffic across networks. As these applications have become an integral part of managing information within an enterprise, businesses have developed and expanded their computer networks to connect remote operations, branch offices, telecommuters, customers and suppliers, among others. These increases in data traffic, coupled with the emergence of widely distributed computing across heterogeneous platforms, have increased the demands placed on both LANs and WANs. The sophisticated and complex technologies that have been developed to meet these demands, such as LAN switching, frame relay and ATM, must not only enhance bandwidth and connectivity, but must also interface with existing legacy environments in order to build an effective integrated business infrastructure.

     Increased network complexities, combined with inadequate centralized network analysis and planning functions, have led to network congestion and the inefficient use of both LAN and WAN resources and unnecessary purchases of additional networking hardware, leased lines and digital carrier WAN bandwidth. Because the consequences of network congestion and failure can range from a temporary reduction in productivity to significant financial loss, the reliability and performance of networks have assumed critical importance. To ensure the reliability and performance of these networks, organizations are increasingly relying on network management software.

     The technical complexity of providing for high levels of automation, aggregation and scalability over thousands of network elements has made comprehensive network management applications difficult to develop. Solutions originally developed for network management were centralized, mainframe-based systems that offered a platform from which the network manager could monitor the network. These systems were expensive, provided limited functionality and were generally closed and proprietary. With the emergence of distributed computing environments, independent tool vendors began developing solutions that solved specific technical network problems. The emergence of MIBs along with a standardized protocol (SNMP) provided not only a mechanism to measure all networking elements but also the required enabling technology for technical network management. SNMP facilitated the development of technical tools, such as network element management solutions and RMON and RMON2 probe-based solutions. Network element management solutions allow technical personnel to diagnose problems, but are usually limited to a particular vendor's equipment. Probe-based solutions provide technical information on a specific network segment only and may provide monitoring and reporting capabilities that are usually dependent on data accumulated from the particular probes.

     Although these tools have enhanced the technical management of networks and are particularly useful in isolating and correcting problems in networks after such problems have already occurred, the dependency of organizations on their networks has necessitated new, broad-based network management solutions. These solutions enable organizations to optimize the performance and minimize the costs of their existing network infrastructure, identify developing network problems and support decisions relating to future network infrastructure growth. IT executives and managers of both large and small networks are coming to recognize that in order to optimize network resources and effectively plan for future demand, performance analysis and reporting solutions must reside at the core of the network as a means of aggregating relevant network data into a comprehensive picture of network health.

THE CONCORD SOLUTION

     Concord develops, markets and supports a family of turnkey, automated, scaleable, software-based performance analysis and reporting solutions for the management of computer networks. The Company's Network Health product family retrieves and compiles vital network statistics, performs extensive analyses of those statistics and provides intuitive, informative, user-friendly graphical reports. The Company's products are capable of simultaneously polling, analyzing and reporting on between 10,000 and 20,000 elements per workstation.

     The Company's Network Health product family provides organizations with the following benefits: (i) capacity planning -- providing information to support business decisions relating to network utilization and future capacity requirements; (ii) reduction in data communications expenses -- identifying excess capacity on each WAN, leased line or frame relay circuit; (iii) effective allocation of resources -- allowing management to effectively deploy networking resources and personnel; and (iv) service level monitoring -- assisting managers in making network resource allocation decisions within an organization and assisting both network service providers and end users in monitoring the availability of negotiated service level agreements.

     In providing these benefits, the Company's Network Health product family incorporates the following features:

     Fully Automated, Turnkey Implementation. The Company's products provide turnkey solutions for fully automated network performance analysis and reporting. Installation can be accomplished in a few hours without the use of additional network hardware. Once installed, the Company's software immediately generates standardized reports on a variety of topics, such as: (i) situations to watch for potential trouble spots; (ii) exceptions analysis for identifying deviations from specified performance levels; and (iii) bandwidth utilization for managing and allocating limited network resources. These standardized reports can be accessed via the Web, directly at the network monitoring console, or through printed reports.

     Scaleable, Software-Only Solution. The Network Health product family is designed to collect data from heterogeneous networking environments without the use of additional probes and network monitoring tools. The Company's products are easily scaled to meet the demands for network performance analysis and reporting as an organization's network infrastructure expands. Network Health provides managers with the ability to purchase add-on software licenses as needed.

     Multi-Level Reporting. The Company's Network Health product family generates a comprehensive package of graphical reports that provide information and analyses on a wide variety of pre-programmed parameters. Information is provided for use at multiple levels of management, from a general overview of network performance for chief information officers to a port-by-port analysis of specific network hardware for managers or technicians.

     Technology and Vendor Independence. The Company's Network Health product family provides performance analysis and reporting of elements within an organization's heterogeneous LAN and WAN infrastructure, independent of network technology and hardware vendor. The Company's products are easily extendible to new technologies and network architectures.

PRODUCTS AND TECHNOLOGY

     The Company's Network Health product family automatically provides enterprise-wide performance analysis and reporting for the large number of elements typically found within networks. The technical complexity of providing for high levels of automation, aggregation and scalability over thousands of network elements has made comprehensive network management applications difficult to develop. The Network Health platform automatically locates devices on the network, identifies MIB variables, polls devices, and stores data in a relational database. After the data has been analyzed, Network Health automatically generates multiple reports which can be retrieved from the network console or via the Web. Network Health software operates continuously to provide full-time data gathering and on demand reporting. Network Health reports show the effects of usage and serve as a basis for agreeing to and understanding service levels, proactively addressing potential network failures, managing bandwidth and capacity, identifying security violations and understanding the usage patterns of the network and the network's various elements.

     The critical technology components in the Network Health architecture are the polling engine, the MIB translation file, the database and group filter, and the reporting engine. Each of these components is device independent, and thus can function on any type of network device or segment irrespective of the network equipment vendor or technology. These components automate the functions of locating the appropriate devices for polling, gathering only the appropriate variables and data from those devices, and converting the data into canonical format which facilitates analysis. The distributed nature of the product allows for the product components and the user to be located at any location within the organization. Through the use of sophisticated algorithms and heuristics, the gathered data can be analyzed to make predictions of upcoming problems throughout the network. The report viewing components within the reporting engine allow the rendering and display of multiple views and reports in a graphical fashion for Web output, print output or integration level output to other products.

     By focusing on the issues of capacity, errors, service levels and utilization, Network Health's manner of reporting provides a common model which covers a broad spectrum of network elements and technologies. Pricing for Network Health applications includes a fixed license fee per application and a variable fee based on the number of network elements managed by that application. During 1996 and 1997, initial orders with new customers for the Company's Network Health products ranged from approximately $10,000 to $350,000.

     The following are the Company's products:

     Network Health 4.0 increased the number of network elements that can be managed from a single server, provided enterprise and service provider customers with an ability to customize Network Health and provided new and existing customers with an NT version of Network Health.

     Network Health -- LAN/WAN introduced scaleable performance analysis and reporting for LANs as well as WANs by providing reports that allow users to solve business problems. This application provides information on capacity, errors, trends, over-utilization, under-utilization, and service levels through intuitive charts and graphs. These charts and graphs minimize technology differences to allow a single report format to cover a broad set of technologies, including Ethernet, Token Ring, and fiber distributed data interface (FDDI) to 56Kbps, T1, T3 and switched multimegabit data service
(SMDS).

     Network Health -- Frame Relay is used to manage the unique aspects of frame relay Permanent Virtual Circuits (PVCs). This application indicates poor carrier service by: (i) identifying carrier network congestion;

(ii) end user over-usage of the Committed Information Rate (CIR); and (iii) timing for upgrades to higher capacities or downgrades to less expensive lower capacities. Network Health -- Frame Relay is often used by network service providers for quality of service discussion.

     Network Health -- Router/Switch expands Network Health reports to cover the increased complexity of managing the behavior of the network's routers and switches. This application gathers information on and analyzes CPUs, memory usage, buffer utilization, buffer misses and other such detail to provide the first level of insight into the operation and capacities of the routers and switches themselves. For example, with the Situations to Watch panel in the Network Health -- Router/Switch report, needed memory upgrades can be forecasted to allow for an orderly upgrade of the router's memory. When a router has been identified as needing attention, the At-A-Glance Reports provide an historical snapshot of a router's recent performance, enabling network managers to determine a course of action.

     Network Health -- Traffic Accountant is a software application that provides information on nodes, access patterns and applications used. This application scales to enterprise networks, providing an array of reports covering cost allocation, security audit trails, security exception reports, reconfiguration reports, application usage, Internet usage and department utilization. The percentage of the entire network used by particular departments or divisions in an organization can be reported in a single chart.

     Network Health -- Server analyzes and reports on servers in a scaleable manner allowing a network manager to understand the trends, capacities and service levels of the server's CPUs, memory, disks, partitions, virtual memory, swapping, paging and performance and operational characteristics. The diversity of server vendors coupled with the increased complexity of servers necessitates a unique application. The product's analysis and prediction capability, for example, can be used to identify the disks in need of upgrade before they become capacity constrained.

     Network Health -- Service Level Reporting provides a one to two page report on an entire corporate enterprise's network that summarizes network and server availability, response time and capacity. These reports give IT executives including the CIO a picture of the critical parameters being used by endusers of the IT infrastructure. Service Level Reporting is useful in providing a report against pre-determined goals for levels of capacity, availability and response time that can be used by Service Providers with their enduser customers. This product was introduced during December of 1997.

CUSTOMER SERVICE

     The post-sales support organization is responsible for providing ongoing technical support and training for the Company's customers. For an annual fee, a customer will receive telephone and email support, as well as new releases of the Company's products. The Company offers a toll-free customer support line to customers. Support personnel answer the technical support calls and generally provide same-day responses to questions that cannot be resolved during the initial call. All calls are logged, opened, tracked, and closed with daily updates to the customer, Concord's sales teams and Concord's executive management team. Concord will deploy any one of its 14 field pre-sales technical support representatives in the event that an on-site visit is necessary. At December 31, 1997, the Company employed 10 technical post-sales support personnel as well as two product trainers.

SALES AND MARKETING

     The Company markets its products in the United States to organizations with large and medium-size networks, as well as network service providers which include telecommunications carriers, ISPs, systems integrators and outsourcers primarily through a direct sales force, sales agents and through value added resellers (VARs). Internationally, the Company markets exclusively through distributors. Additionally, the Company has entered into joint marketing and joint development arrangements with a number of companies.

     At December 31, 1997, the Company had 11 domestic sales teams each comprised of one direct sales person and one or two technical support people targeting the following 11 different geographic regions: Atlanta and the Southeast; Dallas; Detroit; Denver; New England and East Canada; New York; the Carolinas;

Northern California and West Canada; Philadelphia; Southern California; and Washington, D.C. In addition, the Company employs six sales personnel to support the 11 domestic sales teams. Internationally, the Company has a sales office in London, England with one sales person and one technical support person. At December 31, 1997 the Company utilized 11 international distributors in nine geographic regions, including: the United Kingdom, Germany, France, Sweden, Korea, the Benelux region, Australia, South America and South Africa. It is the responsibility of each sales team to manage all sales within its geographic territory by signing up, training, and managing a small number of sales agents, VARs, network service providers and outsourcers, as well as selling directly to customers. The Company generates sales through seminars, trade shows, Internet postings, press articles, referrals, mass mailings and cold calling as well as through relationships with sales agents, VARs, network service providers and outsourcers.

     The Company distributes its products through a network of more than 15 VARs, and at December 31, 1997, the Company had relationships with over 20 network service providers. The network service providers offer the Company's products as part of their service offerings. At December 31, 1997, the Company also had eight joint marketing and development partners, including Ascend Communications, Inc., Bay Networks, Inc., Cabletron Systems, Inc., FORE Systems, Inc., NetScout Systems, Inc. and Newbridge Networks Corporation that work with the Company's direct sales force. The Company recently introduced a professional services referral program aimed at its key network consulting partners. Under this program, the Company will provide professional services through these partners directly to its customers.

     At December 31, 1997, the Company employed seven marketing personnel who position, promote and market the Company's products. These individuals are engaged in a variety of activities, including direct marketing, public relations, tradeshows, advertising, Internet postings, and seminars. At December 31, 1997, the Company employed 37 sales personnel, consisting of five management personnel, 12 sales persons, 16 technical support persons and four inside sales persons.

PRODUCT DEVELOPMENT

     Management believes that the Company's future success depends in large part on its ability to continue to enhance existing products and develop new products that maintain technological competitiveness and deliver value to existing and new customers. The Company has made and intends to continue to make substantial investments in product development. Extensive product development input is obtained through customers and the Company's monitoring of end user needs and changes in the marketplace.

     The Company introduced the initial version of Network Health focused at the LAN and WAN environments in the first quarter of 1995. During 1996, the Company introduced three additional versions of Network Health -- Frame Relay, Router/Switch and Traffic Accountant. During 1997, the Company introduced two additional versions of Network Health -- Server and Service Level Reporting. The Company is currently developing an enhanced version of Network Health aimed at performance analysis and reporting for other networking and computing environments.

     The Company's total expenses for research and development for the years 1995, 1996 and 1997 were $2.4 million, $3.9 million and $4.6 million, respectively. The Company anticipates that it will continue to commit substantial resources to research and development in the future and that product development expenses may increase in absolute dollars in future periods. To date, the Company's development efforts have not resulted in any capitalized software development costs. As of December 31, 1997, the Company's product development organization consisted of 40 people.

COMPETITION

     The market for the Company's products is highly competitive and subject to rapid technological change. Although the Company has experienced limited competition to date from products with comparable capabilities, the Company expects competition to increase in the future. The Company currently competes principally on the basis of: (i) the breadth of its products' features; (ii) the automated, scaleable, and cost effective nature of its products; and (iii) the Company's knowledge, expertise and service ability gained from years of close interaction with customers. While the Company believes that it currently competes favorably overall with respect to these factors, there can be no assurance that the Company will be able to continue to do so.

     The Company competes or may compete directly or indirectly with the following categories of companies: (i) other developers of network performance analysis and reporting solutions, such as Kaspia Systems, Inc., and report toolset vendors, such as Desktalk Systems, Inc.; (ii) large, well established networking OEMs such as International Business Machines Corporation, Hewlett-Packard Company, and Cabletron Systems, Inc. that have developed network management platforms; (iii) developers of network element management solutions such as Cisco Systems, Inc., 3Com Corporation and Bay Networks, Inc.; (iv) companies offering network performance reporting services such as International Network Services (INS); and (v) to a lesser degree, probe vendors such as NetScout Systems, Inc. and Visual Networks, Inc. Additional competitors, including large networking or telecommunications equipment manufactures, telecommunications service providers, and computer hardware and software companies, may enter this market, thereby further intensifying competition. Additionally, there can be no assurance that one or more of the Company's customers may not attempt to develop competing products internally or that one or more of the companies Concord has developed relationships with, such as the network management platform developers and probe vendors, will not try to develop a product that competes more directly with Network Health.

     Many of the Company's current and prospective competitors have significantly greater financial, selling and marketing, technical and other resources than the Company. As a result, these competitors may be able to devote greater resources to the development, promotion, sale and support of their products than the Company. Moreover, these companies may introduce additional products that are competitive with or better than those of the Company or may enter into strategic relationships to offer better products than those currently offered by the Company. There can be no assurance that the Company's products would effectively compete with such new products.

     To remain competitive, the Company must continue to invest in research and development, selling and marketing, and customer service and support. In addition, as the Company enters new markets and utilizes different distribution channels, the technical requirements and levels and bases of competition may be different than those experienced in the Company's current market. There can be no assurance that the Company will be able to successfully compete against either current or potential competitors in the future.

PROPRIETARY RIGHTS

     The Company relies on a combination of patent, copyright, trademark and trade secret laws, non-disclosure agreements and other contractual provisions to establish, maintain and protect its proprietary rights in its products. The Company has four issued U.S. patents, three pending U.S. patent applications and various foreign counterparts. There can be no assurance that patents which have been or may be issued will not be challenged, invalidated or circumvented, or any rights thereunder will provide protection of the Company's intellectual property rights. The Company believes that, because of the rapid pace of technological change in the software and data communications industries, the legal intellectual property protection for its products is a less significant factor in the Company's success than the knowledge, abilities and experience of the Company's employees, the frequency of its product enhancements, the effectiveness of its marketing activities and the timeliness and quality of its support services. See "Risk Factors -- Uncertain Protection of Intellectual Property Rights." Certain technologies used in the Company's products are licensed from third parties, including the database technology employed in the Company's Network Health product family. Such third-party licenses are generally non-exclusive, royalty based licenses. With respect to the database technology, the Company is obligated to make minimum fixed price payments to the extent that the royalty under such license does not exceed a certain minimum threshold. The termination of any such licenses, or the failure of the third-party licensors to adequately maintain or update their products, could result in delay in the Company's ability to ship certain of its products while it seeks to implement technology offered by alternative sources, and any required replacement licenses could prove costly. While it may be necessary or desirable in the future to obtain other licenses relating to one or more of the Company's products or relating to current or future technologies, there can be no assurance that the Company will be able to do so on commercially reasonable terms or at all.

EMPLOYEES

     As of December 31, 1997, the Company had a total of 111 employees, all but two of whom were based in the United States. Of the total, 40 were in research and development, 12 were in customer support, 37 were in sales, seven were in marketing, and 15 were in finance, administration and operations. The Company's future performance depends in significant part upon the continued service of its key engineering, technical support and sales personnel. Competition for such personnel is intense and there can be no assurance that the Company will be successful in attracting or retaining such personnel in the future. None of the Company's employees are represented by a labor union or are subject to a collective bargaining agreement. The Company has not experienced any work stoppages and considers its relations with its employees to be good.

EXECUTIVE OFFICERS

     The executive officers of the Company and their ages as of December 31, 1997 are as follows:

          NAME                        AGE    POSITION
          ----                        ---    --------
          John A. Blaeser.........    56     Chief Executive Officer, President and Director
          Kevin J. Conklin........    44     Vice President, Marketing
          Ferdinand Engel.........    49     Vice President, Engineering
          Gary E. Haroian.........    46     Vice President, Finance and Administration,
                                               Chief Financial Officer, Clerk and Treasurer
          Daniel D. Phillips, Jr..    43     Vice President, Worldwide Sales

     Set forth below is certain information relating to each executive officer's business experience:

     John A. Blaeser has been Chief Executive Officer and President of the Company since January 1, 1996 and a Director of the Company since 1985. Prior to joining the Company, from 1991 until 1996, Mr. Blaeser was Managing General Partner of EG&G Venture Management, a venture capital firm.

     Kevin J. Conklin has been Vice President, Marketing, of the Company since March 1994. Prior to joining Concord, Mr. Conklin was Vice President of Product Marketing and Development at Artel Communications from June 1993 until joining Concord in March 1994, and from July 1991 to June 1993 Mr. Conklin served as Director of Marketing at Artel Communications.

     Ferdinand Engel has been the Vice President, Engineering of the Company since 1989. Prior to joining Concord, Mr. Engel was Vice President, Engineering for Technology Concepts at Bell Atlantic.

     Gary E. Haroian has been the Vice President, Finance and Administration and Chief Financial Officer of the Company since February 1997, and also serves as Clerk and Treasurer of the Company. Prior to joining the Company, Mr. Haroian was President and Chief Executive Officer of Stratus Computer. At Stratus, Mr. Haroian held the positions of Controller from 1983 until 1985, Vice President and Chief Financial Officer from 1985 until 1991, Vice President, Corporate Operations, from 1991 until 1993, Executive Vice President from 1993 until 1994, and President and Chief Operating Officer from 1994 until 1996.

     Daniel D. Phillips, Jr. has been Vice President, Worldwide Sales, of the Company since May 1994. Prior to joining Concord, Mr. Phillips was Vice President, Worldwide Sales, of Epoch Systems. While at Epoch Systems from September 1989 until May 1994, Mr. Phillips also held the positions of Vice President, International and OEM Operations, and Director of International Operations.

                                  RISK FACTORS

     Information provided by the Company from time to time including statements in this Form 10-K which are not historical facts, are so-called "forward-looking statements" that involve risks and uncertainties, made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In particular, statements contained in Management's Discussion and Analysis of Financial Condition and Results of Operations which are not historical facts (including, but not limited to, statements concerning the plans and objectives of management; increases in sales and marketing, research and development and general and administrative expenses; and the Company's expected liquidity and capital resources) may constitute forward-looking statements. The Company's actual future results may differ significantly from those stated in any forward-looking statements. Factors that may cause such differences include, but are not limited to, the factors discussed below.

LIMITED OPERATING HISTORY; UNCERTAINTY OF FUTURE OPERATING RESULTS

     The Company changed its focus to network management software in 1991 and commercially introduced its first Network Health product in 1995. Accordingly, the Company has only a limited operating history in the network performance analysis and reporting market upon which an evaluation of its business and prospects can be based. The Company has incurred significant net losses in each of the five fiscal years prior to earning a small profit in 1997. As of December 31, 1997, the Company had accumulated net losses of $31.0 million. The limited operating history of the Company and its dependence on a single product family in an emerging market makes the prediction of future results of operations difficult or impossible, and the Company and its prospects must be considered in light of the risks, costs and difficulties frequently encountered by emerging companies, particularly companies in the competitive software industry. Although the Company has achieved recent revenue growth, and profitability for the three-months ended September 30, 1997 and the three months ended December 31, 1997, there can be no assurance that the Company can generate substantial additional revenue growth on a quarterly or annual basis, or that any revenue growth that is achieved can be sustained. Revenue growth that the Company has achieved or may achieve may not be indicative of future operating results. In addition, the Company has increased, and plans to increase further, its operating expenses in order to fund higher levels of research and development, increase its sales and marketing efforts, develop new distribution channels, broaden its customer support capabilities and expand its administrative resources in anticipation of future growth. To the extent that increases in such expenses precede or are not subsequently followed by increased revenues, the Company's business, results of operations and financial condition would be materially adversely affected. There can be no assurance that the Company will sustain profitability on a quarterly or annual basis. The Company must achieve substantial revenue growth in order to sustain profitability. In addition, in view of recent revenue growth, the rapidly evolving nature of its business and markets and its limited operating history in its current market, the Company believes that period-to-period comparisons of financial results are not necessarily meaningful and should not be relied upon as an indication of future performance. Management believes that it is more likely than not that the Company will not generate sufficient income to utilize available net operating loss carryforwards of approximately $23.0 million and federal research and development credit carryforwards of approximately $1.5 million as of December 31, 1997. In addition, there are limitations on the Company's use of net operating loss carryforwards. Accordingly, the Company has recorded a full valuation allowance for these assets.

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

(viii) the Company's ability to anticipate and effectively adapt to developing markets and rapidly changing technologies; (ix) changes in networking or communications technologies; (x) the Company's ability to attract, retain and motivate qualified personnel; (xi) changes in the mix of products sold; (xii) the publication of opinions about the Company and its products, or its competitors and their products, by industry analysts or others; and (xiii) changes in general economic conditions. Unlike other software companies with a longer history of operations, the Company does not derive a significant portion of its revenues from maintenance contracts, and therefore does not have a significant ongoing revenue stream that may tend to mitigate quarterly fluctuations in operating results. Furthermore, the Company is attempting to expand its channels of distribution, and increases in the Company's revenues will be dependent on its ability to implement successfully its distribution strategy. Due to the buying patterns of certain of the Company's customers and also to the Company's own sales incentive programs focused on annual sales goals, revenues in the Company's fourth quarter could be higher than revenues in the first quarter of the succeeding year. There also may be other factors that significantly affect the Company's quarterly results which are difficult to predict given the Company's limited operating history, such as seasonality and the timing of receipt and delivery of orders within a fiscal quarter.

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

RAPID TECHNOLOGICAL CHANGE; DEPENDENCE ON STANDARD PROTOCOLS

     The software industry is characterized by rapid technological change, frequent introductions of new products, changes in customer demands and evolving industry standards. The introduction of products embodying new technologies and the emergence of new industry standards can render existing products obsolete and unmarketable. Network Health's ability to analyze and generate reports, as well as the quality of the reports, is dependent on Network Health's utilization of the industry-standard SNMP protocol and the data resident in conventional MIBs. Any change in these industry standards, the development of vendor-specific proprietary MIB technology, or the emergence of new network technologies could affect the compatibility of Network Health with these devices which, in turn, could affect Network Health's ability to analyze and generate comprehensive reports or the quality of the reports. Furthermore, although the Company's products currently run on industry-standard UNIX operating systems and Windows NT, any significant change in industry-standard operating systems could affect the demand for, or the pricing of, the Company's products. Any of the foregoing developments could have a material adverse effect on the Company's business, results of operations and financial condition.

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

     Since the Company's products are used by its customers to predict future network problems and avoid failures of the network to support critical business functions, design defects, software errors, misuse of the Company's products, incorrect data from network elements or other potential problems within or out of the Company's control that may arise from the use of the Company's products could result in financial or other damages to the Company's customers. The Company does not maintain product liability insurance. Although the Company's license agreements with its customers typically contain provisions designed to limit the Company's exposure to potential claims as well as any liabilities arising from such claims, such provisions may not effectively protect the Company against such claims and the liability and costs associated therewith. Accordingly, any such claim could have a material adverse effect upon the Company's business, results of operations and financial condition. The Company provides warranties for its products for a period of time (currently three months) after the software is purchased. The Company's license agreements generally do not permit product returns by the customer, and product returns and warranty expense for fiscal 1995, 1996 and 1997 represented less than 1.0% of total revenues during each of such periods. However, no assurance can be given that product returns will not increase as a percentage of total revenues in future periods.

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

MANAGEMENT OF POTENTIAL GROWTH

     The Company recently has experienced significant growth in its sales and operations and in the complexity of its products and product distribution channels. The Company has recently increased and is continuing to increase the size of its sales force and coverage territories. Furthermore, the Company has recently established and is continuing to establish additional distribution channels through third party relationships. The Company's growth, coupled with the rapid evolution of the Company's markets, has placed, and is likely to continue to place, significant strains on its administrative, operational and financial resources and increase demands on its internal systems, procedures and controls. If the Company is unable to manage future growth effectively, the Company's business, results of operations and financial condition could be materially adversely affected.

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

YEAR 2000 COMPLIANCE

     The Company is aware of the issues associated with the programming code in existing computers systems and software products as the millennium (Year 2000) approaches. In 1997, the Company initiated the necessary development to ensure Year 2000 compliance in all the Network Health family of applications. In 1998, the Company will commence a Year 2000 date conversion project to address all internal existing computer systems and applications. Management has not yet assessed the Year 2000 compliance expense, but based on a preliminary review to date, does not expect the amounts required to be expensed over the next two years to have a material effect on its financial position or results of operations. There can be no assurance, however, that further assessment of the Company's products and internal systems and applications will not indicate that additional Company efforts to assure Year 2000 compliance are necessary, and that such efforts may be costly. Further, there can be no assurance that the systems operated by other companies upon which the Company relies will be Year 2000 compliant on a timely basis. The Company's business, financial condition or results of operations could be materially adversely affected by the failure of the Company's products and its internal systems and applications to properly operate or manage data beyond 1999.

POSSIBLE VOLATILITY OF STOCK PRICE

     The Company completed an initial public offering of its common stock during October of 1997. The market price of the shares of Common Stock may be highly volatile and could be subject to wide fluctuations in response to variations in results of operations, announcements of technological innovations or new products by the Company or its competitors, changes in financial estimates by securities analysts or other events or factors. In addition, the financial markets have experienced significant price and volume fluctuations that have particularly affected the market prices of equity securities of many high technology companies and that often have been unrelated to the operating performance of such companies or have resulted from the failure of the operating results of such companies to meet market expectations in a particular quarter. Broad market fluctuations or any failure of the Company's operating results in a particular quarter to meet market expectations may adversely affect the market price of the shares of Common Stock. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted against such a company. Such litigation could result in substantial costs and a diversion of management's attention and resources, which would have a material adverse effect on the Company's business, results of operations and financial condition.

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

ITEM 2.  PROPERTIES

     The Company's corporate office and principal facility is located in Marlboro, Massachusetts. Under an amendment signed in March of 1997, the Company increased space under the lease in this facility from 20,000 to 30,000 square feet. The amended lease expires in June of 2002. The Company is also currently negotiating an amendment to increase the space in this facility to 34,000 square feet. This facility accommodates finance, administration and operations, research and development, customer support and marketing. The Company also leases, on a short-term basis, sales office space in Tustin, California, Dallas, Texas and London, England. The Company believes that its current facilities will meet its needs through at least the next 12 months.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is not a party to any litigation that it believes could have a material adverse effect on the business, results of operations and financial condition of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1997.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

PRICE RANGE OF COMMON STOCK

     The Company completed its initial public offering on October 24, 1997 at a price of $14.00 per share. The Company's Common Stock trades on the Nasdaq National Market under the symbol CCRD. The following table sets forth, for the period indicated, the high and low closing sales prices for the Common Stock, all as reported by the Nasdaq National Market.

PERIOD                                                         HIGH      LOW
------                                                        ------    ------

October 16, 1997 -- December 31, 1997.......................  $23.25    $15.75

     As of March 01, 1998, there were approximately 273 stockholders of record of the Company's Common Stock.

DIVIDEND POLICY

     The Company currently anticipates that it will retain all future earnings for use in its business and does not anticipate that it will pay any cash dividends in the foreseeable future. The payment of any future dividends will be at the discretion of the Company's Board of Directors and will depend upon, among other things, future earnings, operations, capital requirements and the general financial condition of the Company, general business conditions and contractual restrictions on payment of dividends, if any. In addition, the Company's lines of credit prohibit the payment of dividends without prior lender approval.

USE OF PROCEEDS

     On October 16, 1997, the Company commenced an initial public offering ("IPO") of 2,900,000 shares of common stock, par value $.01 per share (the "Common Stock"), of the Company pursuant to the Company's final prospectus dated October 15, 1997 (the "Prospectus"). The Prospectus was contained in the Company's Registration Statement on Form S-1, which was declared effective by the Securities and Exchange Commission (SEC File No. 333-33227) on October 15, 1997. Of the 2,900,000 shares of Common Stock offered, 2,300,000 shares were offered and sold by the Company and 600,000 shares were offered and sold by certain stockholders of the Company. As part of the IPO, the Company granted the several underwriters an overallotment option to purchase up to an additional 435,000 shares of Common Stock (the "Underwriters' Option"). The IPO closed on October 21, 1997 upon the sale of 2,900,000 shares of Common Stock to the underwriters. On October 24, 1997, the Representatives, on behalf of the several underwriters, exercised the Underwriters' Option, purchasing 435,000 additional shares of Common Stock from the Company. The aggregate offering price of the IPO to the public was $40,600,000 (exclusive of the Underwriters' Option), with proceeds to the Company and selling shareholders, after deduction of the underwriting discount, of $29,946,000 (before deducting offering expenses payable by the Company) and $7,812,000 respectively. The aggregate offering price of the Underwriters' Option exercised was $6,090,000, with proceeds to the Company, after deduction of the underwriting discount, of $5,663,700 (before deducting offering expenses payable by the Company). Through December 31, 1997 the aggregate amount of expenses incurred by the Company in connection with the issuance and distribution of the shares of Common Stock offered and sold in the IPO were approximately $3.6 million, including $2.7 million in underwriting discounts and commissions and $950,000 in other offering expenses.

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

ITEM 6.  SELECTED FINANCIAL DATA

                                                                   FISCAL YEAR ENDED
                                                  ---------------------------------------------------
                                                  JAN. 1,   DEC. 31,   DEC. 30,   DEC. 28,   DEC. 31,
                                                   1994       1994       1995       1996       1997
                                                  -------   --------   --------   --------   --------
                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenues:
  License revenues..............................  $ 3,232   $ 3,416    $ 3,443    $  7,845   $17,345
  Service revenues..............................      261       649        912       1,162     2,225
                                                  -------   -------    -------    --------   -------
          Total revenues........................    3,493     4,065      4,355       9,007    19,570
Cost of revenues................................    1,966     1,941      1,164       1,957     2,874
                                                  -------   -------    -------    --------   -------
     Gross profit...............................    1,527     2,124      3,191       7,050    16,696
                                                  -------   -------    -------    --------   -------
Operating Expenses:
  Research and development......................    1,514     2,374      2,361       3,933     4,631
  Sales and marketing...........................    2,300     3,391      3,694       7,040    10,173
  General and administrative....................      754       751      1,000       1,177     2,058
                                                  -------   -------    -------    --------   -------
          Total operating expenses..............    4,568     6,516      7,055      12,150    16,862
                                                  -------   -------    -------    --------   -------
     Operating loss.............................   (3,041)   (4,392)    (3,864)     (5,100)     (166)
Other income (expense), net.....................       37        (2)        80          45       297
                                                  -------   -------    -------    --------   -------
  Income (loss) from continuing operations......   (3,004)   (4,394)    (3,784)     (5,055)      131
Income (loss) from discontinued operations......      (68)      117         --          --        --
                                                  -------   -------    -------    --------   -------
  Net income (loss).............................  $(3,072)  $(4,277)   $(3,784)   $ (5,055)  $   131
                                                  =======   =======    =======    ========   =======
Net income (loss) per common and potential
  common share:
  Basic.........................................  $ (4.63)  $ (6.34)   $ (5.07)   $  (6.64)  $  0.04
  Diluted.......................................    (4.63)    (6.34)     (5.07)      (6.64)     0.01
  Pro forma diluted.............................    (3.06)    (1.42)     (0.84)      (0.57)     0.01
Weighted average common and potential common
  shares outstanding:
  Basic.........................................      664       675        746         761     3,070
  Diluted.......................................      664       675        746         761    11,319
  Pro forma diluted.............................    1,003     3,007      4,507       8,869    11,319

                                                                   FISCAL YEAR ENDED
                                                  ---------------------------------------------------
                                                  JAN. 1,   DEC. 31,   DEC. 30,   DEC. 28,   DEC. 31,
                                                   1994       1994       1995       1996       1997
                                                  -------   --------   --------   --------   --------
                                                                    (IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents.......................  $ 4,202   $ 1,619    $ 4,397    $  1,664   $36,539
Working capital (deficit).......................    4,329     1,907      3,316      (1,387)   32,431
Total assets....................................    6,288     3,989      6,729       5,584    41,914
Long-term debt, net of current portion..........       --        --         --         668        --
Redeemable convertible preferred stock..........    5,161     7,527     13,616      14,478        --
Total stockholders' equity (deficit)............      (54)   (4,716)    (9,126)    (15,035)   34,483

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information appearing under the caption, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 1997 Annual Report to Stockholders is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Company's financial statements together with the related notes and the report of Arthur Andersen LLP, independent accountants, are set forth beginning on page F-1 hereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND OFFICERS OF THE REGISTRANT

     The information under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" as set forth in the Company's proxy statement for its annual stockholders' meeting to be held April 30, 1998 is incorporated herein by reference.

     The information concerning officers is included in Part I, Item 1 under the caption "Executive Officers".

ITEM 11.  EXECUTIVE COMPENSATION

     The information under the caption "Executive Compensation" as set forth in the Company's proxy statement for its annual stockholders' meeting to be held April 30, 1998 is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information under the caption "Securities Ownership of Certain Beneficial Owners and Management" as set forth in the Company's proxy statement for its annual stockholders' meeting to be held April 30, 1998 is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Not applicable.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)  The following documents are filed as part of this Form:

                                                              PAGE NUMBER
                                                              -----------
1.  Financial Statements:
    Report of Independent Public Accountants................      F-1
    Balance Sheets:
       December 28, 1996 and December 31, 1997..............      F-2
    Statements of Operations:
       Years ended December 30, 1995, December 28, 1996 and
        December 31, 1997...................................      F-3
    Statements of Redeemable Convertible
       Preferred Stock and Stockholders' Equity (Deficit):
       Years ended December 30, 1995, December 28, 1996 and
        December 31, 1997...................................      F-4
    Statements of Cash Flows:
       Years ended December 30, 1995, December 28, 1996 and
        December 31, 1997...................................      F-5
    Notes to the Financial Statements.......................      F-6

2.  Financial Statement Schedules:
    Schedule II -- Valuation and Qualifying Accounts
       Included in Item 12 of Notes to the Financial
       Statements

3.  Exhibits:
    See Index to Exhibits. The Exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of this report.

     (b)  Reports on Form 8-K:

          None

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of
  Concord Communications, Inc.:

     We have audited the accompanying balance sheets of Concord Communications, Inc. (a Massachusetts corporation) as of December 28, 1996 and December 31, 1997, and the related statements of operations, redeemable convertible preferred stock and stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Concord Communications, Inc. as of December 28, 1996 and December 31, 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.


                                          Arthur Andersen LLP

Boston, Massachusetts
January 19, 1998

                          CONCORD COMMUNICATIONS, INC.

                                 BALANCE SHEETS

                                                              DECEMBER 28,    DECEMBER 31,
                                                                  1996            1997
                                                              ------------    ------------
                           ASSETS
Current Assets:
  Cash, cash equivalents and marketable securities..........  $  1,663,896    $ 36,539,303
  Accounts receivable, net of allowance of approximately
     $210,000 and $280,000, respectively....................     2,273,255       3,040,850
  Prepaid expenses and other current assets.................       148,934         282,311
                                                              ------------    ------------
          Total current assets..............................     4,086,085      39,862,464
                                                              ------------    ------------
Equipment and Improvements, at cost:
  Equipment.................................................     5,376,966       6,473,305
  Leasehold improvements....................................        78,759          85,957
                                                              ------------    ------------
                                                                 5,455,725       6,559,262
  Less -- Accumulated depreciation and amortization.........     3,957,519       4,507,737
                                                              ------------    ------------
                                                                 1,498,206       2,051,525
                                                              ------------    ------------
                                                              $  5,584,291    $ 41,913,989
                                                              ============    ============

    LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK
             AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
  Accounts payable..........................................  $  1,560,312    $  1,764,580
  Accrued expenses..........................................     2,324,927       3,368,585
  Deferred revenue..........................................     1,331,291       2,298,092
  Current portion of long-term debt.........................       257,000              --
                                                              ------------    ------------
          Total current liabilities.........................     5,473,530       7,431,257
                                                              ------------    ------------
Long-Term Debt..............................................       667,502              --
                                                              ------------    ------------
Commitments and Contingencies (Note 8)
Redeemable Convertible Preferred Stock (none at December
  31,1997):
  Series A, $.01 par value --
     Authorized -- 1,965,373 shares
     Issued and outstanding -- 1,940,863 shares recorded at
      redemption value......................................     9,427,506              --
  Series A-1, $.01 par value --
     Authorized -- 212,044 shares
     Issued and outstanding -- 36,070 shares recorded at
      redemption value......................................       179,106              --
  Series B, $.01 par value --
     Authorized -- 4,479,613 shares
     Issued and outstanding -- 4,460,789 shares recorded at
      redemption value......................................     4,871,117              --
                                                              ------------    ------------
          Total redeemable convertible preferred stock......    14,477,729              --
                                                              ------------    ------------
Stockholders' Equity (Deficit)
  Preferred Stock, $.01 par value --
     Authorized -- 1,000,000 shares (none 1996); no shares
      issued and outstanding................................            --              --
  Common stock, $.01 par value --
     Authorized -- 50,000,000 shares
     Issued and outstanding -- 844,482 and 12,019,188
      shares, respectively..................................         8,445         120,193
  Additional paid-in capital................................    18,097,045      67,942,708
  Deferred compensation.....................................            --        (149,157)
  Unrealized gains on marketable securities.................            --          19,750
  Accumulated deficit.......................................   (33,139,960)    (33,450,762)
                                                              ------------    ------------
          Total stockholders' equity (deficit)..............   (15,034,470)     34,482,732
                                                              ------------    ------------
                                                              $  5,584,291    $ 41,913,989
                                                              ============    ============

   The accompanying notes are an integral part of these financial statements.

                          CONCORD COMMUNICATIONS, INC.

                            STATEMENTS OF OPERATIONS

                                                                       YEAR ENDED
                                                      --------------------------------------------
                                                      DECEMBER 30,    DECEMBER 28,    DECEMBER 31,
                                                          1995            1996            1997
                                                      ------------    ------------    ------------
Revenues:
  License revenues..................................  $ 3,443,040     $ 7,844,523     $17,344,307
  Service revenues..................................      911,964       1,162,242       2,225,287
                                                      -----------     -----------     -----------
          Total revenues............................    4,355,004       9,006,765      19,569,594
Cost of Revenues....................................    1,163,863       1,956,889       2,873,840
                                                      -----------     -----------     -----------
          Gross profit..............................    3,191,141       7,049,876      16,695,754
                                                      -----------     -----------     -----------
Operating Expenses:
  Research and development..........................    2,360,287       3,933,483       4,630,560
  Sales and marketing...............................    3,694,198       7,039,662      10,173,182
  General and administrative........................    1,000,228       1,176,938       2,058,402
                                                      -----------     -----------     -----------
          Total operating expenses..................    7,054,713      12,150,083      16,862,144
                                                      -----------     -----------     -----------
          Operating loss............................   (3,863,572)     (5,100,207)       (166,390)
                                                      -----------     -----------     -----------
Other Income (Expense):
  Interest income...................................       48,015          79,832         419,733
  Interest expense..................................           --         (48,564)       (126,836)
  Other.............................................       31,877          14,076           4,248
                                                      -----------     -----------     -----------
          Total other income (expense)..............       79,892          45,344         297,145
                                                      -----------     -----------     -----------
          Net income (loss).........................  $(3,783,680)    $(5,054,863)    $   130,755
                                                      ===========     ===========     ===========
Net income (loss) per common and potential
  common share:
  Basic.............................................  $     (5.07)    $     (6.64)    $      0.04
                                                      ===========     ===========     ===========
  Diluted...........................................  $     (5.07)    $     (6.64)    $      0.01
                                                      ===========     ===========     ===========
  Pro forma diluted.................................  $     (0.84)    $     (0.57)    $      0.01
                                                      ===========     ===========     ===========
Weighted average common and potential common
  shares outstanding:
  Basic.............................................      746,152         760,971       3,069,667
                                                      ===========     ===========     ===========
  Diluted...........................................      746,152         760,971      11,319,479
                                                      ===========     ===========     ===========
  Pro forma diluted.................................    4,506,723       8,869,229      11,319,479
                                                      ===========     ===========     ===========

   The accompanying notes are an integral part of these financial statements.

                          CONCORD COMMUNICATIONS, INC.

              STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK
                       AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                                          REDEEMABLE CONVERTIBLE PREFERRED STOCK
                                                       ----------------------------------------------------------------------------
                                                               SERIES A                 SERIES A-1                 SERIES B
                                                       ------------------------   ----------------------   ------------------------
                                                         NUMBER     REDEMPTION     NUMBER     REDEMPTION     NUMBER     REDEMPTION
                                                       OF SHARES       VALUE      OF SHARES     VALUE      OF SHARES       VALUE
                                                       ----------   -----------   ---------   ----------   ----------   -----------
BALANCE, DECEMBER 31, 1994...........................   1,706,232   $7,365,540      36,070    $ 161,057            --   $        --
 Issuance of preferred stock and common stock, net of
   issuance costs of $98,813.........................     234,631      957,292          --           --     4,460,789     4,550,000
 Accretion of dividends on preferred stock...........          --      570,807          --        8,342            --         2,617
 Exercise of stock options...........................          --           --          --           --            --            --
 Net loss............................................          --           --          --           --            --            --
                                                       ----------   -----------    -------    ---------    ----------   -----------
BALANCE, DECEMBER 30, 1995...........................   1,940,863    8,893,639      36,070      169,399     4,460,789     4,552,617
 Accretion of dividends on preferred stock...........          --      533,867          --        9,707            --       318,500
 Exercise of stock options...........................          --           --          --           --            --            --
 Net loss............................................          --           --          --           --            --            --
                                                       ----------   -----------    -------    ---------    ----------   -----------
BALANCE, DECEMBER 28, 1996...........................   1,940,863    9,427,506      36,070      179,106     4,460,789     4,871,117
 Issuance of common stock,
   net of Issuance costs of $955,359.................          --           --          --           --            --            --
 Accretion of dividends on preferred stock...........          --      277,156          --        5,151            --       159,250
 Conversion of redeemable convertible preferred stock
   to common stock...................................  (1,940,863)  (9,704,662)    (36,070)    (184,257)   (4,460,789)   (5,303,367)
Exercise of stock options............................          --           --          --           --            --            --
Deferred compensation related to grants of stock
 options.............................................          --           --          --           --            --            --
Amortization of deferred compensation related to
 grants of stock options.............................          --           --          --           --            --            --
Unrealized gains on available-for-sale securities....          --           --          --           --            --            --
Net income...........................................          --           --          --           --            --            --
                                                       ----------   -----------    -------    ---------    ----------   -----------
BALANCE, DECEMBER 31, 1997...........................          --   $       --          --    $      --            --   $        --
                                                       ==========   ===========    =======    =========    ==========   ===========

                                                            REDEEMABLE CONVERTIBLE PREFERRED STOCK   STOCKHOLDERS' EQUITY (DEFICIT)
                                                            --------------------------------------   ------------------------------
                                                                            SERIES B                          COMMON STOCK
                                                                          ------------                   ----------------------
                                                                                                           NUMBER       $.01
                                                                             TOTAL                       OF SHARES    PAR VALUE
                                                                          ------------                   ----------   ---------
BALANCE, DECEMBER 31, 1994...........................                     $  7,526,597                      682,487   $  6,824
 Issuance of preferred stock and common stock, net of
   issuance costs of $98,813.........................                        5,507,292                       71,180        712
 Accretion of dividends on preferred stock...........                          581,766                           --         --
 Exercise of stock options...........................                               --                        6,678         67
 Net loss............................................                               --                           --         --
                                                                          ------------                   ----------   --------
BALANCE, DECEMBER 30, 1995...........................                       13,615,655                      760,345      7,603
 Accretion of dividends on preferred stock...........                          862,074                           --         --
 Exercise of stock options...........................                               --                       84,137        842
 Net loss............................................                               --                           --         --
                                                                          ------------                   ----------   --------
BALANCE, DECEMBER 28, 1996...........................                       14,477,729                      844,482      8,445
 Issuance of common stock,
   net of Issuance costs of $955,359.................                               --                    2,735,000     27,350
 Accretion of dividends on preferred stock...........                          441,557                           --         --
 Conversion of redeemable convertible preferred stock
   to common stock...................................                      (14,919,286)                   8,108,258     81,083
Exercise of stock options............................                               --                      331,448      3,315
Deferred compensation related to grants of stock
 options.............................................                               --                           --         --
Amortization of deferred compensation related to
 grants of stock options.............................                               --                           --         --
Unrealized gains on available-for-sale securities....                               --                           --         --
Net income...........................................                               --                           --         --
                                                                          ------------                   ----------   --------
BALANCE, DECEMBER 31, 1997...........................                     $         --                   12,019,188   $120,193
                                                                          ============                   ==========   ========

                                                                          STOCKHOLDERS' EQUITY (DEFICIT)
                                                       ----------------------------------------------------------------------
                                                                                    UNREALIZED
                                                       ADDITIONAL                    GAIN ON
                                                         PAID-IN       DEFERRED     MARKETABLE    ACCUMULATED
                                                         CAPITAL     COMPENSATION   SECURITIES      DEFICIT         TOTAL
                                                       -----------   ------------   ----------    ------------   ------------
BALANCE, DECEMBER 31, 1994...........................  $18,134,985    $      --      $    --      $(22,857,577)  $ (4,715,768)
 Issuance of preferred stock and common stock, net of
   issuance costs of $98,813.........................      (50,451)          --           --                --        (49,739)
 Accretion of dividends on preferred stock...........           --           --           --          (581,766)      (581,766)
 Exercise of stock options...........................        4,798           --           --                --          4,865
 Net loss............................................           --           --           --        (3,783,680)    (3,783,680)
                                                       -----------    ---------      -------      ------------   ------------
BALANCE, DECEMBER 30, 1995...........................   18,089,332           --           --       (27,223,023)    (9,126,088)
 Accretion of dividends on preferred stock...........           --           --           --          (862,074)      (862,074)
 Exercise of stock options...........................        7,713           --           --                --          8,555
 Net loss............................................           --           --           --        (5,054,863)    (5,054,863)
                                                       -----------    ---------      -------      ------------   ------------
BALANCE, DECEMBER 28, 1996...........................   18,097,045           --           --       (33,139,960)   (15,034,470)
 Issuance of common stock,
   net of Issuance costs of $955,359.................   34,626,991           --           --                --     34,654,341
 Accretion of dividends on preferred stock...........           --           --           --          (441,557)      (441,557)
 Conversion of redeemable convertible preferred stock
   to common stock...................................   14,838,203           --           --                --     14,919,286
Exercise of stock options............................      188,594           --           --                --        191,909
Deferred compensation related to grants of stock
 options.............................................      191,875     (191,875)          --                --             --
Amortization of deferred compensation related to
 grants of stock options.............................           --       42,718           --                --         42,718
Unrealized gains on available-for-sale securities....           --           --       19,750                --         19,750
Net income...........................................           --           --           --           130,755        130,755
                                                       -----------    ---------      -------      ------------   ------------
BALANCE, DECEMBER 31, 1997...........................  $67,942,708    $(149,157)     $19,750      $(33,450,762)  $ 34,482,732
                                                       ===========    =========      =======      ============   ============

   The accompanying notes are an integral part of these financial statements.

                          CONCORD COMMUNICATIONS, INC.

                            STATEMENTS OF CASH FLOWS

                                                                      YEAR ENDED
                                                     --------------------------------------------
                                                     DECEMBER 30,    DECEMBER 28,    DECEMBER 31,
                                                         1995            1996            1997
                                                     ------------    ------------    ------------
Cash Flows from Operating Activities:
  Net income (loss)................................  $(3,783,680)    $(5,054,863)    $    130,755
  Adjustments to reconcile net income (loss) to net
     cash (used in) provided by operating
     activities --
     Depreciation and amortization.................      335,837         409,484          592,936
     Changes in current assets and liabilities --
       Accounts receivable.........................      147,562      (1,254,453)        (767,595)
       Prepaid expenses and other current assets...      159,387          (8,472)        (133,377)
       Accounts payable............................      598,989         373,464          204,268
       Accrued expenses............................      369,333       1,646,087        1,043,658
       Deferred revenue............................       92,648         957,625          966,801
                                                     -----------     -----------     ------------
          Net cash (used in) provided by operating
            activities.............................   (2,079,924)     (2,931,128)       2,037,446
                                                     -----------     -----------     ------------
Cash Flows from Investing Activities:
  Purchases of equipment and improvements..........     (604,838)       (734,571)      (1,103,537)
  Investments in marketable securities.............           --              --      (28,661,367)
                                                     -----------     -----------     ------------
  Net cash used in investing activities............     (604,838)       (734,571)     (29,764,904)
                                                     -----------     -----------     ------------
Cash Flows from Financing Activities:
  Proceeds from bank borrowings....................           --         924,502          583,707
  Repayments of bank borrowings....................           --              --       (1,508,209)
  Proceeds from issuance of preferred and common
     stock.........................................    5,457,553              --       34,654,341
  Proceeds from exercise of stock options..........        4,865           8,555          191,909
                                                     -----------     -----------     ------------
          Net cash provided by financing
            activities.............................    5,462,418         933,057       33,921,748
                                                     -----------     -----------     ------------
Net Increase (Decrease) in Cash and Cash
  Equivalents......................................    2,777,656      (2,732,642)       6,194,290
Cash and Cash Equivalents, beginning of year.......    1,618,882       4,396,538        1,663,896
                                                     -----------     -----------     ------------
Cash and Cash Equivalents, end of year.............  $ 4,396,538     $ 1,663,896     $  7,858,186
                                                     ===========     ===========     ============
Supplemental Disclosure of Cash Flow Information:
  Cash paid for interest...........................  $        --     $    48,564     $    126,836
                                                     ===========     ===========     ============
Supplemental Disclosure of Noncash Transactions:
  Accretion of dividends on preferred stock........  $   581,766     $   862,074     $    441,557
                                                     ===========     ===========     ============
  Deferred compensation related to grants of stock
     options.......................................  $        --     $        --     $    191,875
                                                     ===========     ===========     ============
  Conversion of redeemable convertible preferred
     stock to common stock.........................  $        --     $        --     $ 14,919,286
                                                     ===========     ===========     ============
     Unrealized gain on available-for-sale
       securities..................................  $        --     $        --     $     19,750
                                                     ===========     ===========     ============

   The accompanying notes are an integral part of these financial statements.

                          CONCORD COMMUNICATIONS, INC.

                         NOTES TO FINANCIAL STATEMENTS

(1)  ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

     Concord Communications, Inc. (the Company) is primarily engaged in the development and sale of automated network reporting software to companies principally in the United States and Europe.

     The Company is subject to the risks associated with emerging, technology-oriented companies. Primary among these risks are competition from substitute products and the ability to successfully develop and market its current and future products.

  (a) Fiscal Year-End

     Through fiscal 1996, the Company's fiscal year was the 52- or 53-week period ended on the Saturday closest to December 31. References to 1995 and 1996 are for the 52-week periods ended December 30, 1995 and December 28, 1996, respectively. Beginning in 1997, the Company has changed to a calendar year-end.

  (b) Cash, Cash Equivalents and Marketable Securities

     The Company follows the provisions of Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company has classified its cash equivalents and marketable securities as available-for-sale and recorded them at fair value, with the unrealized gains and losses reported as a separate component of stockholders' equity. The Company considers cash and highly liquid investments, purchased with an original maturity of 90 days or less, to be cash and cash equivalents. Cash and cash equivalents are $1,663,896 and $7,858,186 at December 28, 1996 and December 31, 1997.

  (c) Revenue Recognition

     Revenue from software product sales is recognized upon shipment of the product to customers. In cases where significant unfulfilled vendor obligations remain upon shipment, the related revenue is deferred until such obligations are fulfilled. Revenue from postcontract customer support and other related services is recognized ratably as the obligations are fulfilled or when the related services are performed. The deferred revenue balance at December 28, 1996 and December 31, 1997 consists of prepayments on software maintenance contracts and shipments to customers of software products for which certain significant vendor obligations remain.

  (d) Equipment and Improvements

     Equipment and improvements are recorded at cost. Depreciation is provided for on a straight-line basis over the useful lives of the assets, which are estimated to be three to five years for all assets except leasehold improvements, which are amortized over the life of the lease.

  (e) Use of Estimates in the Preparation of Financial Statements

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  (f) Concentration of Credit Risk

     SFAS No. 105, Disclosure of Information About Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk, requires disclosure of any significant off-balance-

                          CONCORD COMMUNICATIONS, INC.

sheet and credit risk concentrations. The Company has no significant off-balance-sheet concentration of credit risk such as foreign exchange contracts, option contracts or other foreign hedging arrangements. The Company maintains its cash, cash equivalent and marketable securities with established financial institutions. The Company does not believe it has accounts receivable collection risk in excess of existing reserves. For the years ended December 30, 1995, December 28, 1996 and December 31, 1997, no individual customer accounted for more than 10% of revenue.

  (g) Software Development Costs

     SFAS No. 86, Accounting for the Costs of Computer Software To Be Sold, Leased or Otherwise Marketed, requires the capitalization of certain computer software development costs incurred after technological feasibility is established. The Company believes that once technological feasibility of a software product has been established, the additional development costs incurred to bring the product to a commercially acceptable level are not significant. There were no capitalized software development costs at December 28, 1996 and December 31, 1997.

  (h) Net Income (Loss) per Share

     In 1997, the Company adopted SFAS No. 128, Earnings Per Share, effective December 15, 1997. SFAS No. 128 establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. The Company has applied the provisions of SFAS No. 128 retroactively to all periods presented. In accordance with Staff Accounting Bulletin (SAB) No. 98, the Company has determined that there were no nominal issuances of common stock or potential common stock in the period prior to the Company's initial public offering (IPO). The dilutive effect of potential common shares in 1997, consisting of outstanding stock options and redeemable convertible preferred stock, is determined using the treasury method and the if-converted method, respectively, in accordance with SFAS No. 128. Diluted weighted average shares outstanding for 1995 and 1996 excludes the potential common shares from stock options and redeemable convertible preferred stock outstanding because to do so would have been antidilutive for the years presented. Pro forma diluted net income (loss) per common and potential common share assumes that all series of redeemable convertible preferred stock had been converted to common stock as of the original issuance dates. Calculations of basic, diluted and pro forma diluted net income (loss) per common share and potential common share are as follows:

                                                         1995           1996           1997
                                                      -----------    -----------    -----------
Net income (loss)...................................  $(3,783,680)   $(5,054,863)   $   130,755
                                                      -----------    -----------    -----------
Weighted average common shares outstanding..........      746,152        760,971      3,069,667
Potential common shares pursuant to stock options...           --             --      1,830,774
Potential common shares pursuant to conversion of
  redeemable convertible preferred stock............           --             --      6,419,038
                                                      -----------    -----------    -----------
Diluted weighted average shares.....................      746,152        760,971     11,319,479
Pro forma conversion of redeemable convertible
  preferred stock...................................    3,760,571      8,108,258             --
                                                      -----------    -----------    -----------
Pro forma diluted weighted average shares
  outstanding.......................................    4,506,723      8,869,229     11,319,479
                                                      -----------    -----------    -----------
Basic net income (loss) per common share............  $     (5.07)   $     (6.64)   $       .04
                                                      ===========    ===========    ===========
Diluted net income (loss) per common and potential
  common share......................................  $     (5.07)   $     (6.64)   $       .01
                                                      ===========    ===========    ===========
Pro forma diluted net income (loss) per common and
  potential common share............................  $     (0.84)   $     (0.57)   $       .01
                                                      ===========    ===========    ===========

                          CONCORD COMMUNICATIONS, INC.

(2)  MARKETABLE SECURITIES

     It is the Company's intent to maintain a liquid investment portfolio to support current operations and to take advantage of investment opportunities; therefore, all marketable securities are considered to be available-for-sale and are classified as current assets. The amortized cost, unrealized gains (losses) and fair value of marketable securities available-for-sale as of December 31, 1997 with maturity dates from January 1, 1998 through December 1, 2000, are as follows:

                                                                     UNREALIZED GAINS
                                                   AMORTIZED COST        (LOSSES)        FAIR VALUE
                                                   --------------    ----------------    -----------
US government obligations........................   $ 7,450,812          $  (924)        $ 7,449,888
Corporate bonds and notes........................    22,317,923           22,455          22,340,378
Asset-backed securities..........................     5,402,979           (1,781)          5,401,198
                                                    -----------          -------         -----------
                                                     35,171,714           19,750          35,191,464
Less: Amounts classified as cash-equivalents.....     6,510,435              (88)          6,510,347
                                                    -----------          -------         -----------
Available-for-sale marketable securities.........   $28,661,279          $19,838         $28,681,117
                                                    ===========          =======         ===========

(3)  LINE OF CREDIT AND LONG-TERM DEBT

     During 1996, the Company entered into an agreement for an equipment line of credit in the amount of $1,000,000 (the Equipment Line) with a bank. The Equipment Line, as amended, carries interest at the bank's prime rate plus 2% and was collateralized by substantially all of the Company's assets. As of December 28, 1996, the outstanding borrowings under the Equipment Line were $924,502. In 1997, the Company received additional advances of $74,185 through March 25, 1997, at which time the total amount of $998,687 due was converted to a term loan payable in 36 even monthly payments of principal plus interest through March 25, 2000. In December 1997, the Company paid off all outstanding principal and interest due on this term loan.

     On April 3, 1997, the Company entered into an agreement for a revolving working capital line of credit (the Working Capital Line) with the bank that also held the Company's term loan payable. Under the agreement, the Company can borrow up to the lesser of $2,500,000 or 90% of eligible accounts receivable, as defined, minus the principal amount outstanding under the term loan payable. Interest on outstanding borrowings is payable monthly and accrues at a rate of prime plus 2%. The Working Capital Line is collateralized by substantially all assets of the Company and requires compliance with certain financial covenants, including the maintenance of minimum levels of tangible net worth, profitability and revenues, as defined. The Working Capital Line expires on April 2, 1998. As of December 31, 1997, no borrowings have been made by the Company under the Working Capital Line.

     On June 9, 1997, the Company entered into an agreement with another bank to allow the Company to draw one or more loans (the Equipment Term Loans), up to $1,000,000, for the purchases of qualifying equipment and financing of qualifying software/engineering costs, as defined. Interest on the Equipment Term Loans was due and payable monthly in arrears at the prime rate plus 0.75%. Borrowings under the Equipment Term Loans were permitted through December 31, 1997, at which time the outstanding principal would have been due and payable in 36 even, consecutive monthly installments beginning January 30, 1998 through December 29, 2000. The Equipment Term Loans were secured by the equipment acquired. In addition, the Company was required to comply with certain financial covenants, which include, among other items, minimum levels of capital base, liquidity and profitability. The Company had borrowed $509,522 under this agreement during 1997. In December, 1997, the Company paid off all outstanding principal and interest under the Equipment Term Loans.

                          CONCORD COMMUNICATIONS, INC.

(4)  STOCKHOLDERS' EQUITY (DEFICIT)

     In December 1995, the Company's Board of Directors approved a one-for-three reverse stock split of its common and redeemable convertible preferred stock. On October 9, 1997, the Company amended its certificate of incorporation to authorize a 1-for-2 reverse stock split of the Company's common stock and increase the number of authorized shares of common stock to 50,000,000. The stock splits have been retroactively reflected in the accompanying financial statements and notes for all periods presented.

     In October 1997, the Company completed an initial public offering (the IPO) of 2,735,000 shares of its common stock, inclusive of 435,000 shares exercised to cover over-allotments. The sale of common stock resulted in net proceeds to the Company of approximately $34,650,000, after deducting all expenses related to the IPO.

(5)  PREFERRED STOCK

     In connection with the IPO, the Company's redeemable convertible preferred stock was converted into 8,108,258 shares of common stock. Thereafter, the Company's certificate of incorporation was amended to authorize 1,000,000 shares of preferred stock in one or more series and to fix or alter the designations, preferences, rights and any qualifications, limitations or restrictions of the shares of each such series thereof, including the dividend rights and rates, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences and the number of shares constituting any series or designation of such series. At December 31, 1997, the Company has no issued or outstanding shares of preferred stock.

(6)  STOCK OPTION PLANS

     In 1995, the Company's Board of Directors (the Board) approved the 1995 Stock Plan, which provides for the granting of incentive stock options (ISOs) and nonqualified stock options. Prior to the adoption of the 1995 Stock Plan, the Board granted options under the 1982 Employee Incentive Stock Option Plan, the 1986 Nonqualified Stock Option Plan and the 1986 Stock Plan. Following the completion of the IPO, the Company adopted the 1997 Stock Plan, the 1997 Employee Stock Purchase Plan and the 1997 Nonemployee Director Stock Option Plan, for which the Company reserved 750,000, 375,000 and 95,000 shares of common stock, respectively, for future issuance.

     Under the 1995 and 1997 Stock Plans (the Plans), the Company may issue options to purchase up to 2,687,300 shares of common stock, of which 556,200 options are available for grant as of December 31, 1997. ISOs may be granted at an exercise price not less than the fair market value per share of common stock on the date of grant, as determined by the Board. The price per share relating to each nonqualified option granted under the Plans shall not be less than the lesser of (i) the book value per share of common stock as of the end of the Company's fiscal year immediately preceding the date of grant or (ii) 50% of the fair market value per share of common stock on the date of grant. Vesting of the options is determined by the Board, and the options expire 8 years from the date of grant. An employee may convert his or her unexercised ISOs into nonqualified options at any time prior to the expiration of such ISOs.

     In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, Accounting for Stock-Based Compensation, which requires the measurement of the fair value of stock options or warrants to be included in the statement of operations or disclosed in the notes to the financial statements. As permitted by SFAS No. 123, the Company will continue to account for stock-based compensation for employees under Accounting Principles Board Opinion No. 25 and has elected the disclosure-only alternative under SFAS No. 123 for options granted using the Black-Scholes option pricing model prescribed by SFAS No. 123. The

                          CONCORD COMMUNICATIONS, INC.

weighted average fair value per share of options granted during 1995, 1996 and 1997 was $0.46, $0.17 and $5.64, respectively. The weighted average assumptions are as follows:

                                                1995       1996         1997
                                               -------    -------    ----------
Risk-free interest rate......................      6.5%       6.3%    5.1 - 6.0%
Expected dividend yield......................       --         --            --
Expected lives...............................  7 years    7 years       7 years
Expected volatility..........................       80%        80%           80%

     Had compensation cost for these plans been determined consistent with SFAS No. 123, the Company's net income (loss) and basic, diluted and pro forma diluted net income (loss) per common and potential common share would have been as follows:

                                                          1995           1996          1997
                                                       -----------    -----------    ---------
Net income (loss), as reported.......................  $(3,783,680)   $(5,054,863)   $ 130,755
                                                       ===========    ===========    =========
Net income (loss), pro forma.........................  $(3,812,217)   $(5,105,339)   $(320,629)
                                                       ===========    ===========    =========
Net income (loss) per share, as reported
  Basic..............................................  $     (5.07)   $     (6.64)   $    0.04
                                                       ===========    ===========    =========
  Diluted............................................  $     (5.07)   $     (6.64)   $    0.01
                                                       ===========    ===========    =========
  Pro forma diluted..................................  $     (0.84)   $     (0.57)   $    0.01
                                                       ===========    ===========    =========
Net income (loss) per share, pro forma
  Basic..............................................  $     (5.11)   $     (6.71)   $   (0.10)
                                                       ===========    ===========    =========
  Diluted............................................  $     (5.11)   $     (6.71)   $   (0.03)
                                                       ===========    ===========    =========
  Pro forma diluted..................................  $     (0.85)   $     (0.58)   $   (0.03)
                                                       ===========    ===========    =========

     Because the method prescribed by SFAS No. 123 has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation may not be representative of that to be expected in future years.

     The following table summarizes information about options outstanding at December 31, 1997:

                                OPTIONS OUTSTANDING                       OPTIONS EXERCISABLE
                 -------------------------------------------------   ------------------------------
                               WEIGHTED AVERAGE   WEIGHTED AVERAGE                 WEIGHTED AVERAGE
   RANGE OF        NUMBER         REMAINING        EXERCISE PRICE      NUMBER       EXERCISE PRICE
EXERCISE PRICE   OUTSTANDING   CONTRACTUAL LIFE      PER SHARE       OUTSTANDING      PER SHARE
--------------   -----------   ----------------   ----------------   -----------   ----------------
$  .10 -  1.90    1,642,550          6.27              $  .44          516,879           $.19
 4.10 -- 10.00      294,750          7.36                4.67               --             --
18.88 -- 21.88      193,800          7.80               19.38               --             --
                  ---------
                  2,131,100
                  =========

                          CONCORD COMMUNICATIONS, INC.

     The following schedule summarizes the activity under the stock option plans for the three-year period ended December 31, 1997:

                                                 NUMBER OF       PRICE PER        WEIGHTED AVERAGE
                                                  SHARES           SHARE          PRICE PER SHARE
                                                 ---------      ------------      ----------------
Outstanding at December 31, 1994...............    220,329      $       1.20           $1.20
  Granted......................................    540,399               .60             .60
  Exercised....................................     (6,678)      .60 -  1.20             .73
  Terminated...................................   (328,028)      .60 -  1.20            1.00
                                                 ---------      ------------           -----
Outstanding at December 30, 1995...............    426,022               .60             .60
  Granted......................................  1,881,259       .10 -  1.90             .22
  Exercised....................................    (84,137)      .10 -   .60             .10
  Terminated...................................   (518,802)      .10 -   .60             .51
                                                 ---------      ------------           -----
Outstanding at December 28, 1996...............  1,704,342       .10 -  1.90             .23
  Granted......................................    784,700      1.90 - 21.88            7.29
  Exercised....................................   (331,448)      .10 -  1.90             .58
  Terminated...................................    (26,494)      .10 -  8.50            2.56
                                                 ---------      ------------           -----
Outstanding at December 31, 1997...............  2,131,100      $.10 - 21.88           $2.76
                                                 =========      ============           =====
Exercisable at December 31, 1997...............    517,816      $.10 -  1.90           $0.19
                                                 =========      ============           =====

     In 1997, the Company granted one officer and one director options to purchase in total 143,750 shares of common stock at an exercise price of $1.90 per share. At the date of grant, the estimated fair value per share of the Company's common stock exceeded the exercise price of the options, and accordingly, the Company has recorded deferred compensation of $191,875 related to this difference at the date of grant. For the year ended December 31, 1997, the Company has recorded compensation expense of $42,718 related to these options grants.

     The exercise price of all other options outstanding represents the fair market value per share of common stock as of the date of grant.

(7)  INCOME TAXES

     The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. This standard requires, among other things, recognition of future tax effects, measured by enacted tax rates, attributable to deductible temporary differences between the financial statement and income tax bases of assets and liabilities.

     The approximate income tax effects of these temporary differences are as follows:

                                                         DECEMBER 28,      DECEMBER 31,
                                                             1996              1997
                                                         ------------      ------------
         Net operating loss and federal tax credit
           carryforwards...............................  $ 12,291,000      $ 10,689,000
         Reserves not yet deductible for tax
           purposes....................................       282,000           344,000
         Depreciation..................................       145,000           101,000
         Deferred revenue..............................        43,000           174,000
         Capitalized research and development
           expenses....................................     1,276,000         2,284,000
         Valuation allowance...........................   (14,037,000)      (13,592,000)
                                                         ------------      ------------
                                                         $         --      $         --
                                                         ============      ============

                          CONCORD COMMUNICATIONS, INC.

     The Company has available net operating loss carryforwards of approximately $23,000,000 and federal research and development tax credit carryforwards of approximately $1,500,000 as of December 31, 1997 to reduce future income tax liabilities. These carryforwards are subject to review and possible adjustment by the appropriate taxing authorities and expire from 1999 through 2011 as follows:

                                                                              RESEARCH AND
                                                  NET OPERATING LOSS        DEVELOPMENT TAX
        FISCAL YEAR                                 CARRYFORWARDS         CREDIT CARRYFORWARDS
        -----------                               ------------------      --------------------
          1999..................................     $ 3,358,000               $       --
          2000..................................       3,659,000                       --
          2001..................................       2,870,000                1,252,000
          2002-2006.............................       1,369,000                  150,000
          2007-2011.............................      11,744,000                   98,000
                                                     -----------               ----------
                                                     $23,000,000               $1,500,000
                                                     ===========               ==========

     The Company has recorded a 100% valuation allowance against the net deferred tax asset as of December 28, 1996 and December 31, 1997, as the Company believes that it is more likely than not that it will not be able to realize this asset. The decrease in the valuation allowance in 1997 primarily relates to the Company's operating results.

     Pursuant to the Tax Reform Act of 1986, the utilization of net operating loss carryforwards for tax purposes may be subject to an annual limitation if a cumulative change of ownership of more than 50% occurs over a three-year period. As a result of the Company's preferred stock financings, such a change in ownership occurred. As a result of this ownership change, the utilization of $17,000,000 of the Company's net operating loss carryforwards will be limited to approximately $325,000 per year. The Company is currently determining whether the IPO resulted in another ownership change. If so, the utilization of additional net operating loss carryforwards may be limited.

(8)  COMMITMENTS AND CONTINGENCIES

  (a) Leases

     The Company leases facilities under an operating lease that expires in June 2002. The approximate future minimum rental payments under this lease, as amended, are as follows:

                                                                          AMOUNT
                                                                        ----------
          1998........................................................  $  444,000
          1999........................................................     504,000
          2000........................................................     564,000
          2001........................................................     575,000
          2002........................................................     293,000
                                                                        ----------
                                                                        $2,380,000
                                                                        ==========

     Rent expense was approximately $234,000, $244,000 and $346,000 for the years ended December 30, 1995, December 28, 1996 and December 31, 1997, respectively.

  (b) Royalties

     The Company has entered into several software license agreements that provide the Company with exclusive worldwide licenses to distribute or utilize certain patented computer software. The Company is required to pay royalties on all related sales. Under one software license agreement, as amended, the Company is obligated to make minimum quarterly royalty payments from 1995 through 1999. The minimum payments

                          CONCORD COMMUNICATIONS, INC.

are noncancelable and nonrefundable, but any minimum payments in excess of amounts due for actual license sales in any quarter may be used as a credit against future royalty fees in excess of the specified minimum payments. The minimum royalty payments under this agreement are as follows:

                                                                      AMOUNT
                                                                     --------
       1998........................................................  $490,000
       1999........................................................   450,000
                                                                     --------
                                                                     $940,000
                                                                     ========

     Royalty expense under royalty agreements was $101,000, $735,000 and $902,892 for fiscal 1995, 1996 and 1997, respectively.

  (c) Legal Proceedings

     From time to time, the Company may be exposed to litigation relating to its products and operations. The Company is not engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on the Company's financial conditions or results of operations.

(9)  ACCRUED EXPENSES

     Accrued expenses consist of the following:

                                                            DECEMBER 28,    DECEMBER 31,
                                                                1996            1997
                                                            ------------    ------------
       Payroll and payroll-related........................   $  537,959      $  681,923
       Royalties..........................................      213,360         372,853
       Outside commissions................................      255,519         143,543
       Customer deposits..................................      382,075       1,085,521
       Other..............................................      936,014       1,084,745
                                                             ----------      ----------
                                                             $2,324,927      $3,368,585
                                                             ==========      ==========

(10)  EMPLOYEE BENEFIT PLAN

     The Company maintains an employee benefit plan under Section 401(k) of the Internal Revenue Code covering all eligible employees, as defined. The Plan allows for employees to defer a portion of their salary up to 15% of pretax compensation. While the Company has the discretion to make contributions to the plan, no such contributions were made in 1995, 1996 or 1997.

                          CONCORD COMMUNICATIONS, INC.

(11)  FINANCIAL INFORMATION BY GEOGRAPHIC AREA

     Revenues by geographic destination and as a percentage of total revenues are as follows:

        GEOGRAPHIC AREA BY DESTINATION             1995          1996          1997
        ------------------------------          ----------    ----------    -----------
        North America.........................  $3,965,078    $8,042,984    $17,159,771
        Europe................................     218,559       914,314      2,009,926
        Asia..................................     156,144        49,467         83,249
        Other.................................      15,223            --        316,648
                                                ----------    ----------    -----------
                                                $4,355,004    $9,006,765    $19,569,594
                                                ==========    ==========    ===========

        GEOGRAPHIC AREA BY DESTINATION                        1995    1996    1997
        ------------------------------                        ----    ----    ----
        North America.......................................    91%     89%     88%
        Europe..............................................     5      10      10
        Asia................................................     4       1       1
        Other...............................................    --      --       1
                                                              ----    ----    ----
                                                               100%    100%    100%
                                                              ====    ====    ====

(12)  VALUATION AND QUALIFYING ACCOUNTS

     The following table sets forth activity in the Company's accounts receivable reserve account:

                                          BALANCE AT                                BALANCE AT
                                          BEGINNING     CHARGES TO                    END OF
                                           OF YEAR       EXPENSES     DEDUCTIONS       YEAR
                                          ----------    ----------    ----------    ----------
        1995............................   $ 20,000      $110,000      $     --      $130,000
        1996............................    130,000       135,000       (54,884)      210,116
        1997............................   $210,116      $ 70,000      $     --      $280,116

                          CONCORD COMMUNICATIONS, INC.

                          FORM 10-K, DECEMBER 31, 1997

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 20th day of March, 1998.

                                          Concord Communications, Inc.

                                          /s/ GARY E. HAROIAN

                                          --------------------------------------
                                          Name: Gary E. Haroian
                                          Title: Vice President of Finance
                                             and Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                     SIGNATURE                                     TITLE                     DATE
                     ---------                                     -----                     ----

                /s/ JOHN A. BLAESER                      Chief Executive Officer,       March 20, 1998
---------------------------------------------------       President and Director
                  John A. Blaeser                      (Principal Executive Officer)

                /s/ GARY E. HAROIAN                    Chief Financial Officer,Vice     March 20, 1998
---------------------------------------------------        President of Finance,
                  Gary E. Haroian                           Treasurer and Clerk
                                                         (Principal Financial and
                                                            Accounting Officer)

            /s/ FREDERICK W.W. BOLANDER                          Director               March 20, 1998
---------------------------------------------------
              Frederick W.W. Bolander

            /s/ RICHARD M. BURNES, JR.                           Director               March 20, 1998
---------------------------------------------------
              Richard M. Burnes, Jr.

                /s/ ROBERT C. HAWK                               Director               March 20, 1998
---------------------------------------------------
                  Robert C. Hawk

               /s/ JOHN ROBERT HELD                              Director               March 20, 1998
---------------------------------------------------
                 John Robert Held

                 /s/ DEEPAK KAMRA                                Director               March 20, 1998
---------------------------------------------------
                   Deepak Kamra

              /s/ ROBERT M. WADSWORTH                            Director               March 20, 1998
---------------------------------------------------
                Robert M. Wadsworth

                                 EXHIBIT INDEX

     The following designated exhibits are either filed herewith or, where information is provided under the SEC Document Reference heading corresponding to such exhibit, incorporated by reference to such filing.

EXHIBIT
  NO.                    DESCRIPTION                            SEC DOCUMENT REFERENCE
-------                  -----------                            ----------------------
  3.01    Restated Articles of Organization of the
          Company

  3.02    Restated By-laws of the Company

 10.01    Working Capital Loan Agreement between the  Exhibit No. 10.01 to Registration
          Company and Silicon Valley Bank dated       Statement on Form S-1 (No. 333-33227)
          April 3, 1997

 10.02    Revolving Promissory Note made by the       Exhibit No. 10.02 to Registration
          Company in favor of Silicon Valley Bank     Statement on Form S-1 (No. 333-33227)

 10.03    Equipment Line of Credit Letter Agreement   Exhibit No. 10.03 to Registration
          between the Company and Fleet Bank dated    Statement on Form S-1 (No. 333-33227)
          as of June 9, 1997

 10.04    1995 Stock Plan of the Company              Exhibit No. 10.04 to Registration
                                                      Statement on Form S-1 (No. 333-33227)

 10.05    1997 Stock Plan of the Company              Exhibit No. 10.05 to Registration
                                                      Statement on Form S-1 (No. 333-33227)

 10.06    1997 Employee Stock Purchase Plan of the    Exhibit No. 10.06 to Registration
          Company                                     Statement on Form S-1 (No. 333-33227)

 10.07    1997 Non-Employee Director Stock Option     Exhibit No. 10.07 to Registration
          Plan of the Company                         Statement on Form S-1 (No. 333-33227)

 10.08    The Profit Sharing/401(K) Plan of the       Exhibit No. 10.08 to Registration
          Company                                     Statement on Form S-1 (No. 333-33227)

 10.09    Lease Agreement between the Company and     Exhibit No. 10.09 to Registration
          John Hancock Mutual Life Insurance Company  Statement on Form S-1 (No. 333-33227)
          dated March 17, 1994, as amended on March
          25,1997

 10.10    First Amendment to Lease Agreement between  Exhibit No. 10.10 to Registration
          the Company and John Hancock Mutual Life    Statement on Form S-1 (No. 333-33227)
          Insurance Company dated March 25, 1997

 10.11    Form of Indemnification Agreement for       Exhibit No. 10.11 to Registration
          directors and officers of the Company       Statement on Form S-1 (No. 333-33227)

 10.12    Restated Common Stock Registration Rights   Exhibit No. 10.12 to Registration
          Agreement between the Company and certain   Statement on Form S-1 (No. 333-33227)
          investors dated August 7, 1986

 10.13    Amended and Restated Registration Rights    Exhibit No. 10.13 to Registration
          Agreement between the Company and certain   Statement on Form S-1(No. 333-33227)
          investors dated December 28, 1995

 10.14    Management Change in Control Agreement      Exhibit No. 10.14 to Registration
          between the Company and John A. Blaeser     Statement on Form S-1 (No. 333-33227)
          dated as of August 7, 1997

 10.15    Management Change in Control Agreement      Exhibit No. 10.15 to Registration
          between the Company and Kevin J. Conklin    Statement on Form S-1 (No. 333-33227)
          dated as of July 23, 1997

 10.16    Management Change in Control Agreement      Exhibit No. 10.16 to Registration
          between the Company and Ferdinand Engel     Statement on Form S-1 (No. 333-33227)
          dated as of July 23, 1997

 10.17    Management Change in Control Agreement      Exhibit No. 10.17 to Registration
          between the Company and Gary E. Haroian     Statement on Form S-1 (No. 333-33227)
          dated as of July 23, 1997

EXHIBIT
  NO.                    DESCRIPTION                            SEC DOCUMENT REFERENCE
-------                  -----------                            ----------------------
 10.18    Management Change in Control Agreement      Exhibit No. 10.18 to Registration
          between the Company and Daniel D.           Statement on Form S-1 (No. 333-33227)
          Phillips, Jr. dated as of July 23, 1997

 10.19    Stock Option Agreement dated January 1,     Exhibit No. 10.19 to Registration
          1996 between the Company and John A.        Statement on Form S-1 (No. 333-33227)
          Blaeser

 10.20    Stock Option Agreement dated January 1,     Exhibit No. 10.20 to Registration
          1996 between the Company and John A.        Statement on Form S-1 (No. 333-33227)
          Blaeser

 10.21    Letter Agreement between the Company and    Exhibit No. 10.21 to Registration
          Silicon Valley Bank dated March 25, 1996    Statement on Form S-1 (No. 333-33227)
          together with the Loan Modification
          Agreement dated November 14, 1996

 10.22    Form of Shrink-Wrap License                 Exhibit No. 10.22 to Registration
                                                      Statement on Form S-1 (No. 333-33227)
 13.01    Pages 12-28 of the Registrant's 1997
          Annual Report to Stockholders

 21.01    Subsidiaries of the Company

 23.01    Consent of Arthur Andersen LLP

 27.01    Financial Data Schedule