Form 10-K/A
period 1997-12-31
CONCORD COMMUNICATIONS INC
filed 1998-03-31
CIK 915290

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON DC 20549

                                   FORM 10-K/A
                          AMENDMENT NO. 1 TO FORM 10-K

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

                            33 Boston Post Road, West
                          Marlboro, Massachusetts 01752
                                 (508) 460-4646
             (Address and telephone of principal executive offices)
                                   -----------
        Securities registered pursuant to Section 12(b) of the Act: None


           Securities registered pursuant to Section 12(g) of the Act:
                     Common Stock, par value $0.01 per share
                                ( Title of class)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                         YES_X__             NO___
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing sale price of the Company's common stock on March 01, 1998, as reported on the Nasdaq National Market was approximately $200,112,391.

The number of shares outstanding of Common Stock as of March 01, 1998 was 12,391,028.

                       DOCUMENTS INCORPORATED BY REFERENCE
            Document                                         Form 10-K Reference

Portions of the Registrant's Proxy Statement for its                   Part III
Annual Meeting of Stockholders to be held on April 30, 1998.

Portions of the Annual Report to Stockholders for the                  Part II,
fiscal year ended December 31, 1997.                                   Items 6-8

                         THIS DOCUMENT CONTAINS 5 PAGES.
                       THE EXHIBIT INDEX IS ON PAGE 4.

              The undersigned registrant hereby amends the following exhibits of its Annual Report on Form 10-K as set forth on the pages attached hereto:

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

***(a)(1)  List of Financial Statements


***(a)(2)  List of Schedules

   (a)(3)  List of Exhibits

              The Exhibits required to be filed with this Annual Report on Form 10-K or which have been incorporated herein by reference are listed in the
Exhibit Index hereto.

     (b)      Reports on Form 8-K

              None



***Previously filed with Form 10-K.

                          CONCORD COMMUNICATIONS, INC.
                                   FORM 10-K/A

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 30th day of March, 1998.

                                     Concord Communications, Inc.



                                     /s/ Gary E. Haroina
                                     -----------------------------------------
                                     Name:    Gary E. Haroian
                                     Title:   Vice President of Finance
                                              and Chief Financial Officer
                                              (Principal Financial Officer and
                                              Principal Accounting Officer)

                                  EXHIBIT INDEX

         The following designated exhibits are either filed herewith or, where information is provided under the SEC Document Reference heading corresponding to such exhibit, incorporated by reference to such filing.



EXHIBIT NO.   DESCRIPTION                                             SEC DOCUMENT REFERENCE
-----------   -----------                                             ----------------------
 3.01 ***     Restated Articles of Organization of the Company
 3.02 ***     Restated By-laws of the Company
10.01         Working Capital Loan Agreement between the Company
              and Silicon Valley Bank dated April 3, 1997             Exhibit No. 10.01 to Registration Statement on Form S-1 (No.
                                                                      333-33227)
10.02         Revolving Promissory Note made by the Company in
              favor of Silicon Valley Bank                            Exhibit No. 10.02 to Registration Statement on Form S-1 (No.
                                                                      333-33227)
10.03         Equipment Line of Credit Letter Agreement between the
              Company and Fleet Bank dated as of June 9, 1997         Exhibit No. 10.03 to Registration Statement on Form S-1 (No.
                                                                      333-33227)
10.04         1995 Stock Plan of the Company                          Exhibit No. 10.04 to Registration Statement on Form S-1 (No.
                                                                      333-33227)
10.05         1997 Stock Plan of the Company                          Exhibit No. 10.05 to Registration Statement on Form S-1 (No.
                                                                      333-33227)
10.06         1997 Employee Stock Purchase Plan of the Company        Exhibit No. 10.06 to Registration Statement on Form S-1 (No.
                                                                      333-33227)
10.07         1997 Non-Employee Director Stock Option Plan of the     Exhibit No. 10.07 to Registration Statement on Form S-1 (No.
              Company                                                 333-33227)
10.08         The Profit Sharing/401(K) Plan of the Company           Exhibit No. 10.08 to Registration Statement on Form S-1 (No.
                                                                      333-33227)
10.09         Lease Agreement between the Company and John Hancock
              Mutual Life Insurance Company dated March 17, 1994,
              as amended on March 25,1997                             Exhibit No. 10.09 to Registration Statement on Form S-1 (No.
                                                                      333-33227)
10.10         First Amendment to Lease Agreement between the
              Company and John Hancock Mutual Life Insurance
              Company dated March 25, 1997                            Exhibit No. 10.10 to Registration Statement on Form S-1 (No.
                                                                      333-33227)
10.11         Form of Indemnification Agreement for directors and
              officers of the Company                                 Exhibit No. 10.11 to Registration Statement on Form S-1 (No.
                                                                      333-33227)
10.12         Restated Common Stock Registration Rights Agreement
              between the Company and certain investors dated         Exhibit No. 10.12 to Registration Statement on Form S-1 (No.
              August 7, 1986                                          333-33227)
10.13         Amended and Restated Registration Rights Agreement
              between the Company and certain investors dated         Exhibit No. 10.13 to Registration Statement on Form S-1 (No.
              December 28, 1995                                       333-33227)
10.14         Management Change in Control Agreement between the
              Company and John A. Blaeser dated as of August 7, 1997  Exhibit No. 10.14 to Registration Statement on Form S-1 (No.
                                                                      333-33227)
10.15         Management Change in Control Agreement between the
              Company and Kevin J. Conklin dated as of July 23, 1997  Exhibit No. 10.15 to Registration Statement on Form S-1 (No.
                                                                      333-33227)
10.16         Management Change in Control Agreement between the
              Company and Ferdinand Engel dated as of July 23, 1997   Exhibit No. 10.16 to Registration Statement on Form S-1 (No.
                                                                      333-33227)
10.17         Management Change in Control Agreement between the
              Company and Gary E. Haroian dated as of July 23, 1997   Exhibit No. 10.17 to Registration Statement on Form S-1 (No.
                                                                      333-33227)
10.18         Management Change in Control Agreement between the
              Company and Daniel D. Phillips, Jr. dated as of July    Exhibit No. 10.18 to Registration Statement on Form S-1 (No.
              23, 1997                                                333-33227)
10.19         Stock Option Agreement dated January 1, 1996 between
              the Company and John A. Blaeser                         Exhibit No. 10.19 to Registration Statement on Form S-1 (No.
                                                                      333-33227)
10.20         Stock Option Agreement dated January 1, 1996 between
              the Company and John A. Blaeser                         Exhibit No. 10.20 to Registration Statement on Form S-1 (No.
                                                                      333-33227)
10.21         Letter Agreement between the Company and Silicon
              Valley Bank dated March 25, 1996 together with the
              Loan Modification Agreement dated November 14, 1996     Exhibit No. 10.21 to Registration Statement on Form S-1 (No.
                                                                      333-33227)
10.22         Form of Shrink-Wrap License                             Exhibit No. 10.22 to Registration Statement on Form S-1 (No.
                                                                      333-33227)

13.01 ***     1997 Annual Report  to Stockholders
21.01 ***     Subsidiaries of the Company
23.01 ***     Consent of Arthur Andersen LLP
27.01 ****    Amended Financial Data Schedule

*** Previously filed with Form 10-K.
*** Filed herewith.