Form 10-Q
period 1998-03-31
CONCORD COMMUNICATIONS INC
filed 1998-05-15
CIK 915290

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ to ______________

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


                                ----------------


INDICATE BY CHECK MARK WHETHER REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS, AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                                    YES X      NO

12,508,390 SHARES OF THE REGISTRANT'S COMMON STOCK, $0.01 PAR VALUE, WERE OUTSTANDING AS OF APRIL 30, 1998.

                        THIS DOCUMENT CONTAINS 20 PAGES.
                        THE EXHIBIT INDEX IS ON PAGE 19.

                          CONCORD COMMUNICATIONS, INC.

                            FORM 10-Q, MARCH 31, 1998

                                    CONTENTS



 Item Number                                                             Page

                         PART I: FINANCIAL INFORMATION

   Item 1. Financial Statements
                      Balance sheets:
                      March 31, 1998 and December 31, 1997                  3
                      Statements of operations:
                      Three months ended March 31, 1998 and                 4
                      March 31, 1997
                      Statements of cash flows:
                      Three months ended March 31, 1998 and                 5
                      March 31, 1997
                      Notes to financial statements                       6-7

   Item 2. Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                8-16

                       PART II: OTHER INFORMATION

   Item 1. Legal Proceedings                                               17

   Item 2. Changes in Securities and Use of Proceeds                       17

   Item 3. Defaults Upon Senior Securities                                 17

   Item 4. Submission of Matters to a Vote of Security Holders             17

   Item 5. Other Information                                               17

   Item 6. Exhibits and Reports on Form 8-K                                17

   SIGNATURE                                                               18

   EXHIBIT INDEX                                                           19


                          PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          CONCORD COMMUNICATIONS, INC.
                                 BALANCE SHEETS

                                                                       MARCH 31,      DECEMBER 31,
                                                                        1998             1997
                                                                     (UNAUDITED)
                                                                   --------------     ------------
                                                ASSETS
   Current Assets:
       Cash, cash equivalents and marketable securities......      $    38,692,529    $  36,539,303
       Accounts receivable, net of allowance of approximately
         $297,000 and $240,000, respectively.................            2,096,625        3,040,850
       Prepaid expenses and other current assets.............              311,893          282,311
                                                                   ---------------    -------------
              Total current assets...........................           41,101,047       39,862,464
                                                                   ---------------    -------------
   Equipment and Improvements, at cost:
       Equipment.............................................            6,692,869        6,473,305
       Leasehold improvements................................               85,957           85,957
                                                                   ---------------    -------------
                                                                         6,778,826        6,559,262
       Less-- Accumulated depreciation and amortization......            4,692,400        4,507,737
                                                                   ---------------    -------------
                                                                         2,086,426        2,051,525
                                                                   ---------------    -------------
                                                                   $    43,187,473    $  41,913,989
                                                                   ===============    =============

                                  LIABILITIES AND STOCKHOLDERS' EQUITY

   Current Liabilities:
       Accounts payable......................................       $     1,971,176   $   1,764,580
       Accrued expenses......................................             2,418,447       3,368,585
       Deferred revenue......................................             3,089,432       2,298,092
                                                                    ---------------   -------------
           Total current liabilities.........................             7,479,055       7,431,257
                                                                    ---------------   -------------
   Stockholders' Equity
        Preferred stock, $.01 par value --
          Authorized -- 1,000,000 shares
          no shares issued and outstanding                                       --              --
       Common stock, $.01 par value--
         Authorized -- 50,000,000 shares
         Issued and outstanding -- 12,402,694 and 12,019,188
         shares, respectively................................               124,030         120,193
       Additional paid-in capital............................            68,013,586      67,942,708
       Deferred compensation.................................              (137,165)       (149,157)
       Unrealized gains on marketable securities ............                26,464          19,570
       Accumulated deficit...................................           (32,318,497)    (33,450,762)
                                                                    ---------------   -------------
            Total stockholders' equity .......................           35,708,418      34,482,732
                                                                    ---------------   -------------
                                                                    $    43,187,473   $  41,913,989
                                                                    ===============   =============


    The accompanying notes are an integral part of these financial statements

                          CONCORD COMMUNICATIONS, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                  THREE MONTHS ENDED
                                           ------------------------------
                                              MARCH 31,        MARCH 31,
                                               1998              1997
                                           -------------      -----------
    Revenues:
         License revenues.................  $   6,099,991      $ 3,105,085
         Service revenues.................        960,056          351,107
                                            -------------      -----------
              Total revenues..............      7,060,047        3,456,192
    Cost of Revenues......................        853,539          586,904
                                            -------------      -----------
              Gross profit................      6,206,508        2,869,288
                                            -------------      -----------
    Operating Expenses:
         Research and development.........      1,503,642        1,035,000
         Sales and marketing..............      3,507,296        1,971,827
         General and administrative.......        572,696          431,937
                                            -------------      -----------
         Total operating expenses.........      5,583,634        3,438,764
                                            -------------      -----------
              Operating income (loss).....        622,874         (569,476)
                                            -------------      -----------
    Other Income (Expense):
        Interest income...................        550,420            3,990
        Interest expense..................           (514)         (23,690)
         Other............................        (40,515)           1,198
                                            -------------      -----------
            Total other income (expense)..        509,391          (18,502)
                                            -------------      -----------
            Net income (loss).............  $   1,132,265         (587,978)
                                            =============      ===========

    Net income (loss) per common and
     potential common share:
      Basic                                 $        0.09      $     (0.67)
                                            =============      ===========
      Diluted                               $        0.08            (0.67)
                                            =============      ===========
      Pro forma diluted                     $        0.08      $     (0.07)
                                            =============      ===========

    Weighted average common and
    potential common shares
    outstanding:                               12,225,880          877,783
                                            =============      ===========
      Basic                                    13,938,719          877,783
                                            =============      ===========
      Diluted                                  13,938,719        8,986,041
                                            =============      ===========
      Pro forma diluted




    The accompanying notes are an integral part of these financial statements

                          CONCORD COMMUNICATIONS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                               THREE MONTHS ENDED
                                                                           ---------------------------
                                                                             MARCH 31,       MARCH 31,
                                                                              1998             1997
                                                                           ----------       ----------

   Cash Flows from Operating Activities:
     Net income (loss)                                                    $ 1,132,265        $(587,978)
     Adjustments to reconcile net income (loss) to
       net cash provided by operations
         Depreciation and amortization                                        196,655          115,246
         Unrealized gains on marketable securities                              6,714                -
         Changes in current assets and liabilities
            Accounts receivable                                               944,225          562,120
            Prepaid expenses and other current assets                         (29,582)          93,545
            Accounts payable                                                  206,596          (80,160)
            Accrued expenses                                                 (950,138)        (564,841)
            Deferred revenue                                                  791,340          795,239
                                                                          -----------      -----------
            Net cash provided by operating activities                       2,298,075          333,171
                                                                          -----------      -----------

   Cash Flows from Investing Activities:
     Purchase of marketable securities                                     (8,419,103)               -
     Sale of marketable securities                                          4,282,917                -
     Purchases of equipment and improvements                                 (219,564)        (220,635)
                                                                          -----------      -----------
             Net cash used in investing activities                         (4,355,750)        (220,635)
                                                                          -----------      -----------

   Cash Flows from Financing Activities:
     Proceeds from bank borrowings                                                 -            74,184
     Proceeds from exercise of stock options                                   74,715          105,295
                                                                          -----------      -----------
             Net cash provided by financing activities                         74,715          179,479
                                                                          -----------      -----------
   Net (Decrease) Increase in Cash and Cash Equivalents                    (1,982,960)         292,015

   Cash and Cash Equivalents, beginning of period                           7,858,186        1,663,896
                                                                          -----------      -----------
   Cash and Cash Equivalents, end of period                               $ 5,875,226      $ 1,955,911
                                                                          ===========      ===========
   Supplemental Disclosure of Cash Flow Information:
     Cash paid for interest                                               $       514      $    23,690
                                                                          ===========      ===========
   Supplemental Disclosure of Noncash Transactions:
     Accretion of dividends on preferred stock                            $         -      $   217,753
                                                                          ===========      ===========
     Deferred  compensation  related  to grants of stock
      options                                                             $         -      $   149,875
                                                                          ===========      ===========


    The accompanying notes are an integral part of these financial statements

                          CONCORD COMMUNICATIONS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                            FORM 10-Q, MARCH 31, 1998
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNT)
                                   (UNAUDITED)

1. INTERIM FINANCIAL STATEMENTS
    The accompanying financial statements have been presented by Concord Communications, Inc., (the "Company") without audit (except that the balance sheet information as of December 31, 1997 has been derived from audited financial statements) in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form-10Q and Regulation S-X pertaining to interim financial statements. Accordingly, these interim financial statements do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements reflect all adjustments and accruals which management considers necessary for a fair presentation of financial position as of March 31, 1998 and December 31, 1997, and results of operations for the three months ended March 31, 1998 and 1997. The results for the interim periods presented are not necessarily indicative of results to be expected for any future period. The financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's 1997 Annual Report on Form 10-K filed with the Securities and Exchange Commission in March 1998.

2. NET INCOME (LOSS) PER SHARE
    In 1997, the Company adopted SFAS No. 128, Earnings Per Share, effective December 15, 1997. SFAS No. 128 establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. The Company has applied the provisions of SFAS No. 128 retroactively to all periods presented. In accordance with Staff Accounting Bulletin (SAB) No. 98, the Company has determined that there were no nominal issuances of common stock or potential common stock in the period prior to the Company's initial public offering (IPO). The dilutive effect of potential common shares for the three months ended March 31, 1998, consisting of outstanding stock options, is determined using the treasury method. Pro forma diluted net income (loss) per common and potential common share assumes that all series of redeemable convertible preferred stock had been converted to common stock as of the original issuance dates. Calculations of basic, diluted and pro forma diluted net income (loss) per common share and potential common share are as follows:

                                                                             THREE MONTHS ENDED
                                                                       MARCH 31,             MARCH 31,
                                                                        1998                   1997
                                                                     -----------             ----------

     Net income (loss)....................................          $  1,132,265             $ (587,978)
                                                                    ============             ==========
      Weighted average common shares outstanding .........            12,225,880                877,783
      Potential common shares pursuant to stock options...             1,712,839                     --
                                                                    ------------             ----------
      Diluted weighted average shares ....................            13,938,719                877,783
      Pro forma conversion of redeemable convertible
       preferred stock....................................                    --              8,108,258
                                                                    ------------             ----------
      Pro forma diluted weighted average
        shares outstanding................................           13, 938,719              8,986,041
                                                                    ============             ==========
     Basic net income (loss) per common share ............          $       0.09             $    (0.67)
                                                                    ============             ==========
      Diluted net income (loss) per common
        and potential common share........................          $       0.08             $    (0.67)
                                                                    ============             ==========
      Pro forma diluted net income (loss) per
        common and potential common share.................          $       0.08             $    (0.07)
                                                                    ============             ==========


3. COMPREHENSIVE INCOME
     Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income, establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The statement is effective for fiscal years beginning after December 15, 1997 and the Company has adopted the statement in its quarter ended March 31, 1998. Comprehensive income for the quarters ended March 31, 1998 and 1997 is as follows:

                                               THREE MONTHS ENDED MARCH 31,
                                                  1998               1997
                                                  ----               ----

     Net income (loss)                        $ 1,132,265         $  (587,978)
     Unrealized gains on
       marketable securities                        6,714                  --
                                              -----------         -----------
     Comprehensive income                     $ 1,138,978         $  (587,978)
                                              ===========         ===========





4. INITIAL PUBLIC OFFERING

     On October 24, 1997, the Company completed its initial public offering of 3,335,000 shares of common stock at a price of $14.00 per share. Of these shares, 2,735,000 were issued by the Company and 600,000 from selling shareholders. The Company received net proceeds of approximately $34.7 million. The Company's redeemable convertible preferred stock automatically converted into 8,108,258 shares of common stock upon the closing of the public offering. Effective upon the closing of the offering, the Company amended and restated its articles of incorporation to increase its authorized common to 50,000,000 shares and to authorize 1,000,000 shares of preferred stock, $.01 par value.

                          CONCORD COMMUNICATIONS, INC.
                            FORM 10-Q, MARCH 31, 1998
                                   (UNAUDITED)


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

    The Company does not provide forecasts of the future financial performance of the Company. From time to time, however, the information provided by the Company or statements made by its employees may contain forward-looking statements. In particular, statements contained in this Form 10-Q that are not historical statements (including, but not limited to, statements concerning operating expense levels and such operating expense levels relative to the Company's total revenues) constitute forward-looking statements. Research and development expenses and expenses associated with Y2000 are subject to risks and uncertainties that may cause future results to differ materially from those expected. Factors that may cause such differences include, but are not limited to, the factors discussed beginning on page 10 under the heading "Certain Factors That May Affect Future Results".

RESULTS OF OPERATIONS

    The following table sets forth, for the periods indicated, certain financial data as percentages of the Company's total revenue:


                                            THREE MONTHS
                                                ENDED
                                            ------------
                                      MARCH 31,        MARCH 31,
                                        1998             1997
                                      -------          -------
   Revenues:
       License revenues                 86.4%            89.8%
       Service revenues                 13.6%            10.2%
                                       -----           ------
            Total revenues             100.0%           100.0%
   Cost of revenues                     12.1%            17.0%
                                       -----           ------
   Gross profit                        87.9%             83.0%
   Operating expenses:
       Research and development        21.3%             29.9%
       Sales and marketing             49.7%             57.1%
       General and administrative       8.1%             12.5%
                                       ----             -----
   Income (loss) from  operations       8.8%            (16.5)%
                                       ----             -----
   Other income (expense), net          7.2%             (0.5)%
                                      -----             -----
   Net income (loss)                   16.0%            (17.0)%
                                      -----             -----


     TOTAL REVENUES. The Company's total revenues increased 104.3% to
$7.1 million in the three months ended March 31, 1998 from $3.5 million in the three months ended March 31, 1997.

    LICENSE REVENUES. The Company's license revenues are derived from the licensing of software products. License revenues increased 96.5% to $6.1 million, or 86.4% of total revenues, in the three months ended March 31, 1998 from $3.1 million, or 89.8% of total revenues, in the three months ended March 31, 1997. The increase in license revenues resulted from increased sales to new customers and additional sales to existing customers for new products and upgrades of existing licenses.

    SERVICE REVENUES. The Company's service revenues consist of fees for maintenance, training and professional services. Service revenues increased 173.4% to $960,000, or 13.6% of total revenues, in the three months ended
March 31, 1998 from $351,000, or 10.2% of total revenues, in the three months ended March 31, 1997. The increase in service revenues was primarily attributed to an increase in revenue from maintenance contracts for new and existing customers.

    COST OF REVENUES. Cost of revenues include expenses associated with royalty costs, production, fulfillment and product documentation, along with personnel costs associated with providing customer support in connection with maintenance and professional service contracts. Royalty costs are comprised of third party software costs. Cost of revenues increased 45.4% to $854,000, or 12.1% of total revenues, in the three months ended March 31, 1998 from $587,000, or 17.0% of total revenues, in the three months ended March 31, 1997, resulting in gross margins of 87.9% and 83.0% in each respective period. The increase in cost of revenues was primarily the result of increased spending in customer support to be more responsive to a growing customer base. The improvement in the gross margin percentages were attributable to lower royalty unit costs associated with the higher sales volumes during the 1998 period.

    RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses consist primarily of personnel costs associated with software development. Research and development expenses increased 45.3% to $1.5 million, or 21.3% of total revenues, in the three months ended March 31, 1998 from $1.0 million, or 29.9% of total revenues, in the three months ended March 31, 1997. The increase in absolute dollars was primarily due to the use of outside contractors for consulting and recruiting along with increased headcount in research and development from 38 to 40. The Company's product architecture and higher revenue base have allowed the Company to introduce new products at lower incremental costs thereby reducing research and development expenses as a percentage of revenues. The Company anticipates that it will continue to commit substantial resources to research and development in the future and that product development expenses may increase in absolute dollars in future periods.

    SALES AND MARKETING EXPENSES. Sales and marketing expenses consist primarily of salaries, commissions to sales personnel and agents, travel, tradeshow participation, public relations and other promotional expenses. Sales and marketing expenses increased 77.9% to $3.5 million, or 49.7 % of total revenues, in the three months ended March 31, 1998 from $2.0 million, or 57.1% of total revenues, in the three months ended March 31, 1997. The increase in absolute dollars was primarily the result of increased headcount to continue to build the direct sales force along with additional marketing and promotional activities to penetrate the market. The decline in sales and marketing expenses as a percentage of total revenues is due to sales productivity improvements resulting from the expansion of the Network Health product family, increased revenues from existing customers, improved lead generation and reduced sales cycles. Headcount in sales and marketing increased from 35 to 47 people from March 31, 1997 to March 31, 1998.

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of salaries for financial, administrative and management personnel and related travel expenses, as well as legal and accounting expenses. General and administrative expenses increased 32.6% to $573,000, or 8.1% of total revenues, in the three months ended March 31, 1998 from $432,000, or 12.5% of total revenues, in the three months ended March 31, 1997. The increase in absolute dollars reflects personnel growth and associated costs in general support areas. Headcount in general and administrative increased from 10 to 13 people from March 31, 1997 to March 31, 1998. General and administrative expenses declined as a percentage of total revenues during the 1997 period due to a significant increase in revenues during that period.

    OTHER INCOME (EXPENSE). Other income consists of interest earned on funds available for investment net of interest paid in connection with the financing of capital equipment. The Company had net other income of $509,000 for the three months ended March 31, 1998 and net other expense of ($19,000) for the three months ended March 31, 1997. The increase in net other income for the three months ended March 31, 1998 is attributed to the investment of proceeds from the Company's IPO and also the payoff of all outstanding capital equipment financing.

LIQUIDITY AND CAPITAL RESOURCES

    The Company has financed its operations, prior to its initial public offering, primarily through the private sale of equity securities and a credit line for equipment purchases. On October 24, 1997, the Company completed its initial public offering of 3,335,000 shares of Common Stock at a price of $14.00 per share. Of these shares, 2,735,000 were issued by the Company and 600,000 from selling shareholders. The Company received net proceeds of approximately $34.7 million. The Company had working capital of $33.6 million at March 31, 1998.

    Net cash provided by operating activities was $2.3 million and $333,000 for the three months ended March 31, 1998 and 1997, respectively. Cash, cash equivalents and marketable securities were $38.7 million at March 31, 1998, and $2.0 million at March 31, 1997. Deferred revenues increased for the three months ended March 31, 1998 by $791,000 due to an increase in overall sales activity; $550,000 of this increase came from deferred maintenance contracts and $241,000 was the result of service and software license sales with remaining contingencies such as completion of services, product acceptance and credit worthiness.

    Investing activities have consisted of the acquisition of property and equipment, most notably computer and networking equipment to support the growing employee base and corporate infrastructure and also investments in marketable securities. Financing activities consisted of the proceeds from bank borrowings in connection with equipment purchases during the three months ended March 31, 1997 and from the issuance of common stock and exercise of options during the three months ended March 31, 1997 and 1998.

    The Company had available net operating loss carryforwards of approximately $23.0 million and federal research and development tax credit carryforwards of approximately $1.5 million as of December 31, 1997 to reduce future income tax liabilities. These carryforwards expire from 1999 through 2011 and are subject to review and possible adjustment by the appropriate taxing authorities. Approximately $11.1 million of the Company's net operating loss and research and development tax credit carryforwards expire between 1999 and 2001. Pursuant to the Tax Reform Act of 1986, the utilization of net operating loss carryforwards for tax purposes may be subject to an annual limitation if a cumulative change of ownership of more than 50% occurs over a three-year period. As a result of the Company's 1995 preferred stock financings, such a change in ownership has occurred. As a result of this ownership change, the use of the net operating loss carryforwards will be limited. Based on a preliminary analysis, the Company has determined that another ownership change has not occurred, as a result of it's initial public offering. The Company has deferred tax assets of approximately $13.6 million comprised primarily of net operating loss carryforwards and research and development credits. The Company has fully reserved for these deferred tax assets by recording a valuation allowance of $13.6 million, as the Company believes that it is more likely than not that it will not be able to realize this asset.

    The Company's current export sales are denominated in United States dollars. To the extent that international sales continue to be denominated in United States dollars, an increase in the value of the United States dollar relative to other currencies could make the Company's products and services more expensive and, therefore, potentially less competitive in international markets.

    As of March 31, 1998, the Company's principal sources of liquidity included cash. The Company believes that the net proceeds from its initial public offering, together with its current cash balances and cash provided by future operations, will be sufficient to meet its working capital and anticipated capital expenditure requirements for at least the next 12 months. Although operating activities may provide cash in certain periods, to the extent the Company experiences growth in the future, its operating and investing activities may require significant cash. Consequently, any such future growth may require the Company to obtain additional equity or debt financing.

YEAR 2000 COMPLIANCE

     The company is aware of the issues associated with the programming code in existing computer systems and software products as the millennium (Year 2000) approaches. In 1997, the Company initiated the necessary development to ensure Year 2000 compliance in the Network Health family of applications. In 1998, the Company is commencing a Year 2000 date conversion project to address all internal existing computer systems and applications. Management has not yet assessed the Year 2000 compliance expense, but based on a preliminary review to date, does not expect the amounts required to be expensed over the next two years to have a material effect on its financial position or results of operations. There can be no assurance, however, that further assessment of the Company's products and internal systems and applications will not indicate that additional Company efforts to assure Year 2000 compliance are necessary, and that such efforts may be costly. Further, there can be no assurance that the systems operated by other companies upon which the Company relies will be Year 2000 compliant on a timely basis. The Company's business, financial condition or results of operations could be materially adversely affected by the failure of the Company's products and its internal systems and applications to properly operate or manage data beyond 1999.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

    Information provided by the Company from time to time including statements in this Form 10-Q which are not historical facts, are so-called "forward-looking statements" that involve risks and uncertainties, made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In particular, statements contained in Management's Discussion and Analysis of Financial Condition and Results of Operations which are not historical facts (including, but not limited to, statements concerning the plans and objectives of management; increases in sales and marketing, research and development and general and administrative expenses; and the Company's expected liquidity and capital resources) may constitute forward-looking statements. The Company's actual future results may differ significantly from those stated in any forward-looking statements. Factors that may cause such differences include, but are not limited to, the factors discussed below, and the other risks discussed in the Company's 1997 Annual Report on Form 10-K filed with the Securities and Exchange Commission in March 1998.

LIMITED OPERATING HISTORY; UNCERTAINTY OF FUTURE OPERATING RESULTS

    The Company changed its focus to network management software in 1991 and commercially introduced its first Network Health product in 1995. Accordingly, the Company has only a limited operating history in the network performance analysis and reporting market upon which an evaluation of its business and prospects can be based. The Company has incurred significant net losses in each of the last five fiscal years preceding fiscal year 1997. As of March 31, 1998, the Company had accumulated net losses of $30.0 million. The limited operating history of the Company and its dependence on a single product family in an emerging market makes the prediction of future results of operations difficult or impossible, and the Company and its prospects must be considered in light of the risks, costs and difficulties frequently encountered by emerging companies, particularly companies in the competitive software industry. Although the Company has achieved recent revenue growth, and profitability for the fiscal year ended 1997, there can be no assurance that the Company can generate substantial additional revenue growth on a quarterly or annual basis, or that any revenue growth that is achieved can be sustained. Revenue growth that the Company has achieved or may achieve may not be indicative of future operating results. In addition, the Company has increased, and plans to increase further, its operating expenses in order to fund higher levels of research and development, increase its sales and marketing efforts, develop new distribution channels, broaden its customer support capabilities and expand its administrative resources in anticipation of future growth. To the extent that increases in such expenses precede or are not subsequently followed by increased revenues, the Company's business, results of operations and financial condition would be materially adversely affected. There can be no assurance that the Company will sustain profitability on a quarterly basis, or achieve profitability at all on an annual basis. The Company must achieve substantial revenue growth in order to be profitable. In addition, in view of recent revenue growth, the rapidly evolving nature of its business and markets and its limited operating history in its current market, the Company believes that period-to-period comparisons of financial results are not necessarily meaningful and should not be relied upon as an indication of future performance. Management believes that it is more likely than not that the Company will not generate sufficient income to utilize available net operating loss carryforwards of approximately $23.0 million and federal research and development credit carryforwards of approximately $1.5 million as of December 31, 1997. In addition, there are limitations on the Company's use of net operating loss carryforwards. Accordingly, the Company has recorded a full valuation allowance for these assets.

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

DEPENDENCE ON KEY PERSONNEL

    The Company's performance is substantially dependent on the performance of its key technical and senior management personnel, none of whom is bound by an employment agreement. The loss of the services of any of such personnel could have a material adverse effect on the business, results of operations and financial condition of the Company. The Company does not maintain key person life insurance policies on any of its employees. The Company's success is highly dependent on its continuing ability to identify, hire, train, motivate and retain highly qualified management, technical, and sales and marketing personnel, including recently hired officers and other employees. Competition for such personnel is intense, and there can be no assurance that the Company will be able to attract, assimilate or retain highly qualified technical and managerial personnel in the future. The inability to attract and retain the necessary management, technical, and sales and marketing personnel could have a material adverse effect on the Company's business, results of operations and financial condition.

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

                          CONCORD COMMUNICATIONS, INC.
                            FORM 10-Q, MARCH 31, 1998
                           PART II: OTHER INFORMATION

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

Not Applicable

ITEM 5. OTHER INFORMATION

Not Applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    The exhibits listed in the accompanying Exhibit Index on page 20 are filed or incorporated by reference as part of this Report.

(b) Reports on Form 8-K

      None

                          CONCORD COMMUNICATIONS, INC.
                            FORM 10-Q, MARCH 31, 1998

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         Concord Communications, Inc.

                                         /s/  Gary E. Haroian
                                         ------------------------------------
Date: May 15, 1998                       Name: Gary E. Haroian
                                         Title: Vice President of Finance
                                                and Chief Financial Officer
                                                (Principal Financial Officer and
                                                Principal Accounting Officer)

                          CONCORD COMMUNICATIONS, INC.
                            FORM 10-Q, MARCH 31, 1998

                                  EXHIBIT INDEX

EXHIBIT NO.         DESCRIPTION
-----------         -----------
  27.01             Financial Data Schedule
