Form 10-Q
period 1998-06-30
CONCORD COMMUNICATIONS INC
filed 1998-08-14
CIK 915290

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 1998

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

                            YES    X                   NO

12,788,889 SHARES OF THE REGISTRANT'S COMMON STOCK, $0.01 PAR VALUE, WERE OUTSTANDING AS OF JULY 31, 1998.

                        THIS DOCUMENT CONTAINS 20 PAGES.
                        THE EXHIBIT INDEX IS ON PAGE 19.

                          CONCORD COMMUNICATIONS, INC.

                            FORM 10-Q, JUNE 30, 1998

                                    CONTENTS

Item Number                                                                Page
                          PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
                   Balance sheets:
                   June 30, 1998 and December 31, 1997                      3
                   Statements of operations:
                   Three and six months ended June 30, 1998 and
                   June 30, 1997                                            4
                   Statements of cash flows:
                   Six months ended June 30, 1998 and June 30, 1997         5
                   Notes to financial statements                          6-7

Item 2. Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                    8-16

Item 3. Quantitative and Qualitative Disclosures about Market Risk         16


                      PART II: OTHER INFORMATION

Item 1. Legal Proceedings                                                  17

Item 2. Changes in Securities and Use of Proceeds                          17

Item 3. Defaults Upon Senior Securities                                    17

Item 4. Submission of Matters to a Vote of Security Holders                17

Item 5. Other Information                                                  17

Item 6. Exhibits and Reports on Form 8-K                                   17

SIGNATURE                                                                  18

EXHIBIT INDEX                                                              19

                          PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          CONCORD COMMUNICATIONS, INC.
                                 BALANCE SHEETS


                                                                     June 30,          December 31,
                                                                       1998                1997
                                                                       ----                ----
                                                                    (unaudited)


                                     ASSETS
Current Assets:
    Cash, cash equivalents and marketable securities ..........   $ 40,496,935         $ 36,539,303
    Accounts receivable, net of allowance of approximately
      $347,000 and $240,000, respectively .....................      3,012,372            3,040,850
    Prepaid expenses and other current assets .................        363,718              282,311
                                                                  ------------         ------------
        Total current assets ..................................     43,873,025           39,862,464
                                                                  ------------         ------------
Equipment and Improvements, at cost:
    Equipment .................................................      7,140,135            6,473,305
    Leasehold improvements ....................................        280,249               85,957
                                                                  ------------         ------------
                                                                     7,420,384            6,559,262
    Less -- Accumulated depreciation and amortization .........      4,864,168            4,507,737
                                                                  ------------         ------------
                                                                     2,556,216            2,051,525
                                                                  ------------         ------------
                                                                  $ 46,429,241         $ 41,913,989
                                                                  ============         ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Accounts payable ..........................................   $  2,669,673         $  1,764,580
    Accrued expenses ..........................................      2,677,349            3,368,585
    Deferred revenue ..........................................      3,048,527            2,298,092
                                                                  ------------         ------------
        Total current liabilities .............................      8,395,549            7,431,257
                                                                  ------------         ------------
Stockholders' Equity
     Preferred stock, $.01 par value --
       Authorized -- 1,000,000 shares
       no shares issued and outstanding .......................             --                   --
    Common stock, $.01 par value --
      Authorized -- 50,000,000 shares
      Issued and outstanding -- 12,646,469 and 12,019,188
        shares, respectively ..................................        126,465              120,193
    Additional paid-in capital ................................     68,452,301           67,942,708
    Deferred compensation .....................................       (125,173)            (149,157)
    Unrealized gains on marketable securities .................         46,143               19,750
    Accumulated deficit .......................................    (30,466,044)         (33,450,762)
                                                                  ------------         ------------
        Total stockholders' equity ............................     38,033,692           34,482,732
                                                                  ------------         ------------
                                                                  $ 46,429,241         $ 41,913,989
                                                                  ============         ============

    The accompanying notes are an integral part of these financial statements

                          CONCORD COMMUNICATIONS, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                Three Months Ended                          Six Months Ended
                                            -----------------------------            -----------------------------
                                            June 30,             June 30,            June 30,             June 30,
                                              1998                 1997                1998                 1997
                                              ----                 ----                ----                 ----
Revenues:
     License revenues ............        $  7,104,600        $  3,784,897         $ 13,204,591         $  6,889,982
     Service revenues ............           1,435,864             460,296            2,395,920              811,403
                                          ------------        ------------         ------------         ------------
          Total revenues .........           8,540,464           4,245,193           15,600,511            7,701,385
Cost of Revenues .................             998,720             692,591            1,852,259            1,279,495
                                          ------------        ------------         ------------         ------------
          Gross profit ...........           7,541,744           3,552,602           13,748,252            6,421,890
                                          ------------        ------------         ------------         ------------
Operating Expenses:
     Research and development ....           1,711,725           1,091,665            3,215,367            2,126,665
     Sales and marketing .........           3,938,812           2,347,989            7,446,108            4,319,816
     General and administrative ..             594,122             467,995            1,166,818              899,932
                                          ------------        ------------         ------------         ------------
     Total operating expenses ....           6,244,659           3,907,649           11,828,293            7,346,413
                                          ------------        ------------         ------------         ------------
          Operating income(loss) .           1,297,085            (355,047)           1,919,959             (924,523)
                                          ------------        ------------         ------------         ------------
Other Income (Expense):
     Interest income .............             554,394              (3,990)           1,104,814                   --
     Interest expense ............                  --             (19,196)                (514)             (42,886)
     Other .......................                 974                (206)             (39,541)                 992
                                          ------------        ------------         ------------         ------------
          Total other income
            (expense) ............             555,368             (23,392)           1,064,759              (41,894)
                                          ------------        ------------         ------------         ------------
          Net income (loss) ......        $  1,852,453        $   (378,439)        $  2,984,718         $   (966,417)
                                          ============        ============         ============         ============

Net income (loss) per common and
potential common share:
  Basic ..........................        $        .15        $      (0.42)        $        .24         $      (1.08)
                                          ============        ============         ============         ============
  Diluted ........................        $        .13        $      (0.42)        $        .21         $      (1.08)
                                          ============        ============         ============         ============
  Pro forma diluted ..............        $        .13        $      (0.04)        $        .21         $      (0.11)
                                          ============        ============         ============         ============
Weighted average common and
potential common shares
outstanding: .....................          12,565,017             907,773           12,395,448              892,778
                                          ============        ============         ============         ============
  Basic ..........................          13,982,741             907,773           13,960,730              892,778
                                          ============        ============         ============         ============
  Diluted ........................
  Pro forma diluted ..............          13,982,741           9,016,031           13,960,730           9, 001,036
                                          ============        ============         ============         ============

    The accompanying notes are an integral part of these financial statements

                          CONCORD COMMUNICATIONS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                            Six Months Ended
                                                                       ----------------------------
                                                                       June 30,            June 30,
                                                                        1998                 1997
                                                                        ----                 ----
Cash Flows from Operating Activities:
    Net income (loss)                                               $ 2,984,718         $  (966,417)
    Adjustments to reconcile net income (loss) to net cash
    provided by operations
      Depreciation and amortization                                     380,415             234,853
      Changes in current assets and liabilities
         Accounts receivable                                             28,478             572,075
         Prepaid expenses and other current assets                      (81,407)             55,717
         Accounts payable                                               905,093             (26,517)
         Accrued expenses                                              (691,236)           (287,917)
         Deferred revenue                                               750,435             885,687
                                                                    -----------         -----------
         Net cash provided by (used in) operating activities          4,276,496             467,481
                                                                    -----------         -----------

Cash Flows from Investing Activities:
  Investments in marketable securities                               (7,362,273)                 --
  Purchases of equipment and improvements                              (861,122)           (353,816)
                                                                    -----------         -----------
          Net cash used in investing activities                      (8,223,395)           (353,816)
                                                                    -----------         -----------

Cash Flows from Financing Activities:
  Proceeds from bank borrowings                                              --             298,788
  Repayments of bank borrowings                                              --             (83,223)
  Proceeds from exercise of stock options                               515,865             105,498
  Deferred financing costs                                                   --            (225,897)
                                                                    -----------         -----------
          Net cash provided by financing activities                     515,865              95,166
                                                                    -----------         -----------
Net (Decrease) Increase in Cash and Cash Equivalents                 (3,431,034)            208,831

Cash and Cash Equivalents, beginning of period                        7,858,186           1,663,896
                                                                    -----------         -----------
Cash and Cash Equivalents, end of period                            $ 4,427,152         $ 1,872,727
                                                                    -----------         -----------
Supplemental Disclosure of Cash Flow Information:
  Cash paid for interest                                            $        --         $    42,886
                                                                    ===========         ===========
Supplemental Disclosure of Noncash Transactions:
  Accretion of dividends on preferred stock                         $        --         $   441,557
                                                                    ===========         ===========
  Deferred compensation related to grants of stock options          $        --         $   149,875
                                                                    ===========         ===========

    The accompanying notes are an integral part of these financial statements

                          CONCORD COMMUNICATIONS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                            FORM 10-Q, JUNE 30, 1998
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNT)
                                   (UNAUDITED)

1. INTERIM FINANCIAL STATEMENTS
  The accompanying financial statements have been presented by Concord Communications, Inc., (the "Company") without audit (except that the balance sheet information as of December 31, 1997 has been derived from audited financial statements) in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Regulation S-X pertaining to interim financial statements. Accordingly, these interim financial statements do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements reflect all adjustments and accruals which management considers necessary for a fair presentation of financial position as of June 30, 1998 and December 31, 1997, and results of operations for the three and six months ended June 30, 1998 and 1997. The results for the interim periods presented are not necessarily indicative of results to be expected for any future period. The financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's 1997 Annual Report on Form 10-K filed with the Securities and Exchange Commission in March 1998.

2. NET INCOME (LOSS) PER SHARE

  In 1997, the Company adopted SFAS No. 128, Earnings Per Share, effective December 15, 1997. SFAS No. 128 establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. The Company has applied the provisions of SFAS No. 128 retroactively to all periods presented. In accordance with Staff Accounting Bulletin (SAB) No.98, the Company has determined that there were no nominal issuances of common stock or potential common stock in the period prior to the Company's initial public offering (IPO). The dilutive effect of potential common shares for the three and six months ended June 30, 1998, consisting of outstanding stock options is determined using the treasury method. Pro forma diluted net income (loss) per common and potential common share assumes that all series of redeemable convertible preferred stock had been converted to common stock as of the original issuance dates. Calculations of basic, diluted and pro forma diluted net income (loss) per common share and potential common share are as follows:


                                                                  Three Months Ended                     Six Months Ended
                                                              ---------------------------            --------------------------
                                                              June 30,           June 30,            June 30,           June 30,
                                                                1998               1997                1998               1997
                                                                ----               ----                ----               ----
Net income (loss) ..................................        $ 1,852,453        $  (378,439)        $ 2,984,718        $  (966,417)
                                                            ===========        ===========         ===========        ===========

 Weighted average common shares outstanding ........         12,565,017            907,773          12,395,448            892,778
 Potential common shares pursuant to stock options..          1,417,724                 --           1,565,282                 --
                                                            -----------        -----------         -----------        -----------
 Diluted weighted average shares ...................         13,982,741            907,773          13,960,730            892,778
 Pro forma conversion of redeemable convertible
   preferred stock .................................                 --          8,108,258                  --          8,108,258
                                                            -----------        -----------         -----------        -----------
 Pro forma diluted weighted average
  shares outstanding ...............................         13,982,741          9,016,031          13,960,730          9,001,036
                                                            -----------        -----------         -----------        -----------
Basic net income (loss) per common share ...........        $      0.15        $     (0.42)        $      0.24        $     (1.08)
                                                            ===========        ===========         ===========        ===========
 Diluted net income (loss) per common
   and potential common share ......................        $      0.13        $     (0.42)        $      0.21        $     (1.08)
                                                            ===========        ===========         ===========        ===========
 Pro forma diluted net income (loss) per
   common and potential common share ...............        $      0.13        $     (0.04)        $      0.21        $     (0.11)
                                                            ===========        ===========         ===========        ===========

3. COMPREHENSIVE INCOME
     Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income, establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The statement is effective for fiscal years beginning after December 15, 1997 and the Company has adopted the statement in its quarter ended March 31, 1998. Comprehensive income for the three and six months ended June 30, 1998 and 1997 is as follows:



                                   Three Months Ended June 30,         Six Months Ended June 30,
                                   ---------------------------         -------------------------
                                     1998               1997              1998              1997
                                     ----               ----              ----              ----
Net income (loss)                 $1,852,453        $ (378,439)        $2,984,718        $ (966,417)
Unrealized gains on
     marketable securities            19,679                --             26,393                --
                                  ----------        ----------         ----------        ----------
Comprehensive income (loss)       $1,832,774        $ (378,439)        $2,958,325        $ (966,417)
                                  ==========        ==========         ==========        ==========



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

                          CONCORD COMMUNICATIONS, INC.
                            FORM 10-Q, JUNE 30, 1998
                                   (UNAUDITED)


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

  The Company does not provide forecasts of the future financial performance of the Company. From time to time, however, the information provided by the Company or statements made by its employees may contain forward-looking statements. In particular, statements contained in this Form 10-Q that are not historical statements (including, but not limited to, statements concerning operating expense levels and such operating expense levels relative to the Company's total revenues, research and development expenses and expenses associated with Y2000) constitute forward-looking statements. These statements, like all forward-looking statements, are subject to risks and uncertainties that may cause future results to differ materially from those expected. Factors that may cause such differences include, but are not limited to, the factors discussed beginning on page 10 under the heading "Certain Factors That May Affect Future Results".

RESULTS OF OPERATIONS

  The following table sets forth, for the periods indicated, certain financial data as percentages of the Company's total revenue:

                                        Three Months Ended                       Six Months Ended
                                    -----------------------------          ----------------------------
                                    June 30,            June 30,           June 30,            June 30,
                                     1998                1997                1998                1997
                                     ----                ----                ----                ----
Revenues:
 License revenues                    83.2%               89.2%               84.6%               89.5%
 Service revenues                    16.8%               10.8%               15.4%               10.5%
                                    ------------------------------------------------------------------
   Total revenues                   100.0%              100.0%              100.0%              100.0%

Cost of revenues                     11.7%               16.3%               11.9%               16.6%
                                    ------------------------------------------------------------------
Gross profit                         88.3%               83.7%               88.1%               83.4%
Operating expenses:
 Research and development            20.0%               25.7%               20.6%               27.6%
 Sales and marketing                 46.1%               55.3%               47.7%               56.1%
 General and administrative           7.0%               11.0%                7.5%               11.7%
                                    ------------------------------------------------------------------
Income (loss) from operations        15.2%               (8.3%)              12.3%              (12.0%)
                                    ------------------------------------------------------------------
Other income (expense), net           6.5%               (0.6%)               6.8%               (0.5%)
                                    ------------------------------------------------------------------
Net income (loss)                    21.7%               (8.9%)              19.1%              (12.5%)
                                    ------------------------------------------------------------------




  TOTAL REVENUES. The Company's total revenues increased 101.2% to $8.5 million in the three months ended June 30, 1998 from $4.2 million in the three months ended June 30, 1997. The Company's total revenues increased 102.6% to $15.6 million in the six months ended June 30, 1998 from $7.7 million in the six months ended June 30, 1997.

  LICENSE REVENUES. The Company's license revenues are derived from the licensing of software products. License revenues increased 87.7% to $7.1 million, or 83.2% of total revenues, in the three months ended June 30, 1998 from $3.8 million, or 89.2% of total revenues, in the three months ended June 30, 1997. License revenues increased 91.6% to $13.2 million, or 84.6% of total revenues, in the six months ended June 30, 1998 from $6.9 million, or 89.5% of total revenues, in the six months ended June 30, 1997. The increase in license revenues resulted from increased sales to new customers and additional sales to existing customers for new products and upgrades of existing licenses.

   SERVICE REVENUES. The Company's service revenues consist of fees for maintenance, training and professional services. Service revenues increased 211.9% to $1.4 million or 16.8% of total revenues, in the three months ended June 30, 1998 from $460,000, or 10.8% of total revenues, in the three months ended June 30, 1997. Service revenues increased 195.3% to $2.4 million or 15.4% of total revenues, in the six months ended June 30, 1998 from $811,000, or 10.5% of total revenues, in the six months ended June 30, 1997. The increase in service revenues was primarily attributed to an increase in revenue from maintenance contracts for new and existing customers.

   COST OF REVENUES. Cost of revenues include expenses associated with royalty costs, production, fulfillment and product documentation, along with personnel costs associated with providing customer support in connection with maintenance and professional service contracts. Royalty costs are comprised of third party software costs. Cost of revenues increased 44.2% to $999,000, or 11.7% of total revenues, in the three months ended June 30, 1998 from $693,000, or 16.3% of total revenues, in the three months ended June 30, 1997, resulting in gross margins of 88.3% and 83.7% in each respective period. Cost of revenues increased 44.8% to $1.9 million or 11.9% of total revenues, in the six months ended June 30, 1998 from $1.3 million or 16.6% of total revenues, in the six months ended June 30, 1997, resulting in gross margins of 88.1% and 83.4% in each respective period. The increase in cost of revenues was primarily the result of increased spending in customer support to be more responsive to a growing customer base. The improvement in the gross margin percentages were attributable to lower royalty unit costs associated with the higher sales volumes during the 1998 period.

   RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses consist primarily of personnel costs associated with software development. Research and development expenses increased 56.8% to $1.7 million, or 20.0% of total revenues, in the three months ended June 30, 1998 from $1.1 million, or 25.7% of total revenues, in the three months ended June 30, 1997. Research and development expenses increased 51.2% to $3.2 million, or 20.6% of total revenues, in the six months ended June 30, 1998 from $2.1 million, or 27.6% of total revenues, in the six months ended June 30, 1997. The increase in absolute dollars was primarily due to the use of outside contractors for consulting and recruiting along with increased headcount in research and development from 37 to
43. The Company's product architecture and higher revenue base have allowed the Company to introduce new products at lower incremental costs thereby reducing research and development expenses as a percentage of revenues. The Company anticipates that it will continue to commit substantial resources to research and development in the future and that product development expenses may increase in absolute dollars in future periods.

   SALES AND MARKETING EXPENSES. Sales and marketing expenses consist primarily of salaries, commissions to sales personnel and agents, travel, tradeshow participation, public relations and other promotional expenses. Sales and marketing expenses increased 67.8% to $3.9 million, or 46.1 % of total revenues, in the three months ended June 30, 1998 from $2.3 million, or 55.3% of total revenues, in the three months ended June 30, 1997. Sales and marketing expenses increased 72.4% to $7.4 million, or 47.7% of total revenues, in the six months ended June 30, 1998 from $4.3 million, or 56.1% of total revenues, in the six months ended June 30, 1997. The increase in absolute dollars was primarily the result of increased headcount to continue to build the direct sales force along with additional marketing and promotional activities to penetrate the market. The decline in sales and marketing expenses as a percentage of total revenues is due to sales productivity improvements resulting from the expansion of the Network Health product family, increased revenues from existing customers, improved lead generation and reduced sales cycles. Headcount in sales and marketing increased from 45 to 53 people from June 30, 1997 to June 30, 1998.

   GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of salaries for financial, administrative and management personnel and related travel expenses, as well as legal and accounting expenses. General and administrative expenses increased 27.0% to $594,000, or 7.0% of total revenues, in the three months ended June 30, 1998 from $468,000, or 11.0% of total revenues, in the three months ended June 30, 1997. General and administrative expenses increased 29.7% to $1.2 million or 7.5% of total revenues, in the six months ended June 30, 1998 from $900,000, or 11.7% of total revenues, in the six months ended June 30, 1997. The increase in absolute dollars reflects personnel growth and associated costs in general support areas. Headcount in general and administrative increased from 12 to 13 people from June 30, 1997 to June 30, 1998. General and administrative expenses declined as a percentage of total revenues during the 1998 period due to a significant increase in revenues during that period.

   OTHER INCOME(EXPENSE). Other income consists of interest earned on funds available for investment net of interest paid in connection with the financing of capital equipment. The Company had net other income of $555,000 for the three months ended June 30, 1998 and net other expense of ($23,000) for the three months ended June 30, 1997. The Company had net other income of $1.1 million for the six months ended June 30, 1998 and net other expense of ($42,000) for the six months ended June 30, 1997. The increase in net other income for the six months ended June 30, 1998 is attributed to the investment of proceeds from the Company's IPO and also the payoff of all outstanding capital equipment financing.

LIQUIDITY AND CAPITAL RESOURCES

   The Company has financed its operations, prior to its initial public offering, primarily through the private sale of equity securities and a credit line for equipment purchases. On October 24, 1997, the Company completed its initial public offering of 3,335,000 shares of Common Stock at a price of $14.00 per share. Of these shares, 2,735,000 were issued by the Company and 600,000 from selling shareholders. The Company received net proceeds of approximately $34.7 million. The Company had working capital of $35.5 million at June 30, 1998.

   Net cash provided by operating activities was $4.3 million and $467,000 for the six months ended June 30, 1998 and 1997, respectively. Cash, cash equivalents and marketable securities were $40.5 million at June 30, 1998, and $2.3 million at June 30, 1997. Deferred revenues increased for the six months ended June 30, 1998 by $750,000 due to an increase in overall sales activity; the increase consisted of $839,000 from deferred maintenance contracts and a decrease of ($89,000) from service and software license sales with remaining contingencies such as completion of services, product acceptance and credit worthiness.

   Investing activities have consisted of the acquisition of property and equipment, most notably computer and networking equipment to support the growing employee base and corporate infrastructure and also investments in marketable securities. The Company manages its market risk on its investment securities by selecting investment grade securities with the highest credit ratings of relatively short duration that trade in highly liquid markets. Financing activities consisted of the proceeds from bank borrowings in connection with equipment purchases and costs associated with the initial public offering during the six months ended June 30, 1997 and the issuance of common stock from the exercise of stock options during the six months ended June 30, 1998 and 1997.

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

   As of June 30, 1998, the Company's principal sources of liquidity included cash. The Company believes that the net proceeds from its initial public offering, together with its current cash balances and cash provided by future operations, will be sufficient to meet its working capital and anticipated capital expenditure requirements for at least the next 12 months. Although operating activities may provide cash in certain periods, to the extent the Company experiences growth in the future, its operating and investing activities may require significant cash. Consequently, any such future growth may require the Company to obtain additional equity or debt financing.

YEAR 2000 COMPLIANCE

     The company is aware of the issues associated with the programming code in existing computer systems and software products as the millennium (Year 2000) approaches. In 1997, the Company initiated the necessary development to ensure Year 2000 compliance in the Network Health family of applications and believes it has achieved Y2000 compliance in Network Health 4.1 scheduled for release in August 1998. Also in 1998, the Company commenced a Year 2000 date conversion project to address all internal existing computer systems and applications. Management has not yet assessed the Year 2000 compliance expense, but based on a preliminary review to date, does not expect the amounts required to be expensed over the next two years to have a material effect on its financial position or results of operations. There can be no assurance, however, that further assessment of the Company's internal systems and applications will not indicate that additional Company efforts to assure Year 2000 compliance are necessary, and that such efforts may be costly. Further, there can be no assurance that the systems operated by other companies upon which the Company relies will be Year 2000 compliant on a timely basis. The Company's business, financial condition or results of operations could be materially adversely affected by the failure of the Company's products and its internal systems and applications to properly operate or manage data beyond 1999.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

   Information provided by the Company from time to time including statements in this Form 10-Q which are not historical facts, are so-called "forward-looking statements" that involve risks and uncertainties, made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In particular, statements contained in Management's Discussion and Analysis of Financial Condition and Results of Operations which are not historical facts (including, but not limited to, statements concerning the plans and objectives of management; increases in sales and marketing, research and development and general and administrative expenses; expenses associated with Y2000 and the Company's expected liquidity and capital resources) may constitute forward-looking statements. The Company's actual future results may differ significantly from those stated in any forward-looking statements. Factors that may cause such differences include, but are not limited to, the factors discussed below, and the other risks discussed in the Company's 1997 Annual Report on Form 10-K filed with the Securities and Exchange Commission in March 1998.

LIMITED OPERATING HISTORY; UNCERTAINTY OF FUTURE OPERATING RESULTS

   The Company changed its focus to network management software in 1991 and commercially introduced its first Network Health product in 1995. Accordingly, the Company has only a limited operating history in the network performance analysis and reporting market upon which an evaluation of its business and prospects can be based. The Company has incurred significant net losses in each of the last five fiscal years preceding fiscal year 1997. As of June 30, 1998, the Company had accumulated net losses of $28.0 million. The limited operating history of the Company and its dependence on a single product family in an emerging market makes the prediction of future results of operations difficult or impossible, and the Company and its prospects must be considered in light of the risks, costs and difficulties frequently encountered by emerging companies, particularly companies in the competitive software industry. Although the Company has achieved recent revenue growth, and profitability for the fiscal year ended 1997, there can be no assurance that the Company can generate substantial additional revenue growth on a quarterly or annual basis, or that any revenue growth that is achieved can be sustained. Revenue growth that the Company has achieved or may achieve may not be indicative of future operating results. In addition, the Company has increased, and plans to increase further, its operating expenses in order to fund higher levels of research and development, increase its sales and marketing efforts, develop new distribution channels, broaden its customer support capabilities and expand its administrative resources in anticipation of future growth. To the extent that increases in such expenses precede or are not subsequently followed by increased revenues, the Company's business, results of operations and financial condition would be materially adversely affected. There can be no assurance that the Company will sustain profitability on a quarterly or annual basis. The Company must achieve substantial revenue growth in order to sustain profitability. In addition, in view of recent revenue growth, the rapidly evolving nature of its business and markets and its limited operating history in its current market, the Company believes that period-to-period comparisons of financial results are not necessarily meaningful and should not be relied upon as an indication of future performance. Management believes that it is more likely than not that the Company will not generate sufficient income to utilize available net operating loss carryforwards of approximately $23.0 million and federal research and development credit carryforwards of approximately $1.5 million as of December 31, 1997. In addition, there are limitations on the Company's use of net operating loss carryforwards. Accordingly, the Company has recorded a full valuation allowance for these assets.

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

RELIANCE ON STRATEGIC PARTNERS AND OTHER EVOLVING DISTRIBUTION CHANNELS

   The Company's distribution strategy is to develop multiple distribution channels, including sales through strategic marketing partners and value added resellers and OEM's, such as Cabletron Systems, Inc.: telecommunications carriers and network service providers, such as MCI Communications Corporation; and independent software vendors, as well as international distributors (collectively "channel partners"). The Company has developed a number of these relationships and intends to continue to develop new channel partner relationships. Accordingly, the success of the Company will be dependent in large part on its ability to develop these additional distribution relationships and on the performance and success of these third parties, particularly telecommunications carriers and other network service providers. The Company's channel partner relationships have been established recently, and the Company cannot predict the extent to which its channel partners will be successful in marketing the Company's products. The Company generally expects that its agreements with its channel partners will be terminable by either party without cause. None of the Company's channel partners are required to purchase minimum quantities of the Company's products and none of these agreements contain exclusive distribution arrangements. The Company's inability to attract important and effective channel partners, or their inability to penetrate their respective market segments, or the loss of any of the Company's channel partners, as a result of competitive products offered by other companies or products developed internally by these channel partners or otherwise, could materially adversely affect the Company's business, results of operations and financial condition.


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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

                          CONCORD COMMUNICATIONS, INC.
                            FORM 10-Q, JUNE 30, 1998
                           PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

   The Company is not a party to any litigation that it believes could have a material adverse effect on the business, results of operations and financial condition of the Company.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

   (d)Use of Proceeds

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its Annual Meeting of stockholders on April 30, 1998. At the Annual Meeting, the stockholders of the Company elected two Class I Directors, approved the Company's 1997 Stock Plan (as amended) and ratified the selection of the firm of Arthur Andersen LLP as auditors for the Company for the fiscal year ending December 31, 1998. The voting results were as follows:

                                 Total Vote For          Total Vote Withheld
                                 --------------          -------------------
Election of Directors
   Robert C. Hawk                 9,265,930                     62,550
   John Robert Held               9,265,930                     62,550


                                                                  Broker
                                For       Against    Abstain     Non-Vote
                                ---       -------    -------     --------
Approval of 1997 Stock
  Plan, as amended           7,893,069   798,746      4,011       632,654
Ratification of Selection
  of Arthur Andersen LLP     9,319,921     5,214      3,345             0


ITEM 5. OTHER INFORMATION

     Proposals of stockholders intended for inclusion in the proxy statement to be furnished to all stockholders entitled to vote at the 1999 Annual Meeting must be received at the Company's principal executive offices not later than January 15, 1999. The deadline for providing timely notice to the Company of matters that stockholders otherwise desire to introduce at the next Annual Meeting is February 5, 1999.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    The exhibits listed in the accompanying Exhibit Index on page 20 are filed or incorporated by reference as part of this Report.

(b) Reports on Form 8-K

      None

                          CONCORD COMMUNICATIONS, INC.
                            FORM 10-Q, JUNE 30, 1998

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      Concord Communications, Inc.
                                      /s/   Gary E. Haroian
                                      ----------------------------------
Date: August 14, 1998                 Name: Gary E. Haroian
                                      Title: Vice President of Finance
                                                and Chief Financial Officer
                                                (Principal Financial Officer and
                                                Principal Accounting Officer)

                          CONCORD COMMUNICATIONS, INC.
                            FORM 10-Q, JUNE 30, 1998

                                  EXHIBIT INDEX

EXHIBIT NO.     DESCRIPTION
-----------     -----------

   10.01        1997 Stock Plan of the Company as amended on March 12, 1998

   10.02 1997 Non-Employee Director Stock Option Plan of the Company, as amended on March 12, 1998

   27.01        Financial Data Schedule