Form 10-Q
period 1998-09-30
CONCORD COMMUNICATIONS INC
filed 1998-11-16
CIK 915290

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1998

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

                                 YES [X]   NO [ ]

12,958,472 SHARES OF THE REGISTRANT'S COMMON STOCK, $0.01 PAR VALUE, WERE OUTSTANDING AS OF OCTOBER 31, 1998.



                        THIS DOCUMENT CONTAINS 21 PAGES.
                        THE EXHIBIT INDEX IS ON PAGE 22.

                          CONCORD COMMUNICATIONS, INC.

                          FORM 10-Q, SEPTEMBER 30, 1998

                                    CONTENTS


Item Number                                                                 Page
                          PART I: FINANCIAL INFORMATION

Item 1. Financial Statements
           Balance sheets:
           September 30, 1998 and December 31, 1997                           3
           Statements of operations:
           Three and nine months ended September 30, 1998 and
           September 30, 1997                                                 4
           Statements of cash flows:
           Nine months ended September 30, 1998 and September 30, 1997        5
           Notes to financial statements                                    6-7

Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations                             8-18

Item 3. Quantitative and Qualitative Disclosures about Market Risk           18



                           PART II: OTHER INFORMATION


Item 1. Legal Proceedings                                                    19

Item 2. Changes in Securities and Use of Proceeds                            19

Item 3. Defaults Upon Senior Securities                                      19

Item 4. Submission of Matters to a Vote of Security Holders                  19

Item 5. Other Information                                                    19

Item 6. Exhibits and Reports on Form 8-K                                     20

SIGNATURE                                                                    21

EXHIBIT INDEX                                                                22

                          PART I: FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS


                          CONCORD COMMUNICATIONS, INC.
                                 BALANCE SHEETS


                                                                   SEPTEMBER 30,    DECEMBER 31,
                                                                      1998             1997
                                                                   (UNAUDITED)
                                                                   ------------     ------------
                                     ASSETS

Current Assets:
   Cash and cash equivalents ....................................  $  7,075,005     $  7,858,186
   Marketable securities ........................................    37,490,663       28,681,117
   Accounts receivable, net of allowance of approximately
      $397,000 and $240,000, respectively .......................     4,405,793        3,040,850
   Prepaid expenses and other current assets ....................       696,643          282,311
                                                                   ------------     ------------
          Total current assets ..................................    49,668,104       39,862,464
                                                                   ------------     ------------
Equipment and Improvements, at cost:
   Equipment ....................................................     3,068,094        6,473,305
   Leasehold improvements .......................................       323,167           85,957
                                                                   ------------     ------------
                                                                      3,391,261        6,559,262
   Less -- Accumulated depreciation and amortization ............     1,111,200        4,507,737
                                                                   ------------     ------------
                                                                      2,280,061        2,051,525
                                                                   ------------     ------------
                                                                   $ 51,948,165     $ 41,913,989
                                                                   ============     ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable .............................................  $  3,562,068     $  1,764,580
   Accrued expenses .............................................     3,131,967        3,368,585
   Deferred revenue .............................................     4,240,692        2,298,092
                                                                   ------------     ------------
          Total current liabilities .............................    10,934,727        7,431,257
                                                                   ------------     ------------
Stockholders' Equity
   Preferred stock, $.01 par value --
      Authorized -- 1,000,000 shares
        no shares issued and outstanding
   Common stock, $.01 par value -- ..............................            --               --
      Authorized -- 50,000,000 shares
      Issued and outstanding -- 12,856,052 and 12,019,188
        shares, respectively ....................................       128,561          120,193
   Additional paid-in capital ...................................    68,676,194       67,942,708
   Deferred compensation ........................................      (113,181)        (149,157)
   Unrealized gains on marketable securities ....................       345,067           19,750
   Accumulated deficit ..........................................   (28,023,203)     (33,450,762)
                                                                   ------------     ------------
          Total stockholders' equity ............................    41,013,438       34,482,732
                                                                   ------------     ------------
                                                                   $ 51,948,165     $ 41,913,989
                                                                   ============     ============



    The accompanying notes are an integral part of these financial statements

                          CONCORD COMMUNICATIONS, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                     THREE MONTHS ENDED                 NINE MONTHS ENDED
                                               ----------------------------       ----------------------------
                                               SEPTEMBER 30,   SEPTEMBER 30,      SEPTEMBER 30,   SEPTEMBER 30,
                                                   1998            1997               1998            1997
                                               ------------    ------------       ------------    ------------

Revenues:
     License revenues .......................   $ 8,871,444    $ 4,635,012         $22,076,035     $11,524,994
     Service revenues .......................     1,724,165        628,488           4,120,085       1,439,891
                                                -----------    -----------         -----------     -----------
          Total revenues ....................    10,595,609      5,263,500          26,196,120      12,964,885
Cost of Revenues ............................     1,199,744        771,049           3,052,002       2,050,544
                                                -----------    -----------         -----------     -----------
          Gross profit ......................     9,395,865      4,492,451          23,144,118      10,914,341
                                                -----------    -----------         -----------     -----------
Operating Expenses:
     Research and development ...............     1,871,055      1,145,998           5,086,423       3,272,662
     Sales and marketing ....................     4,647,777      2,597,858          12,093,884       6,917,675
     General and administrative .............       778,287        520,893           1,945,105       1,420,825
                                                -----------    -----------         -----------     -----------
     Total operating expenses ...............     7,297,119      4,264,749          19,125,412      11,611,162
                                                -----------    -----------         -----------     -----------
          Operating income (loss) ...........     2,098,746        227,702           4,018,705        (696,821)
                                                -----------    -----------         -----------     -----------
Other Income (Expense):
     Interest income ........................       572,814          4,334           1,677,628          13,657
     Interest expense .......................            --        (31,144)               (514)        (83,353)
     Other ..................................       (14,919)         1,120             (54,460)          2,112
                                                -----------    -----------         -----------     -----------
          Total other income (expense) ......       557,895        (25,690)          1,622,654         (67,584)
                                                -----------    -----------         -----------     -----------
          Net income (loss) before taxes ....     2,656,641        202,012           5,641,359        (764,405)
           Provision for taxes ..............       213,800             --             213,800              --
          Net income (loss) after taxes .....   $ 2,442,841    $   202,012         $ 5,427,559     $  (764,405)
                                                ===========    ===========         ===========     ===========


Net income (loss) per common and
potential common share:
   Basic ....................................   $      0.19    $      0.19         $      0.43     $     (0.81)
                                                ===========    ===========         ===========     ===========
   Diluted ..................................   $      0.17    $      0.02         $      0.39     $     (0.81)
                                                ===========    ===========         ===========     ===========
   Pro forma diluted ........................   $      0.17    $      0.02         $      0.39     $     (0.08)
                                                ===========    ===========         ===========     ===========
Weighted average common and
potential common shares
outstanding:
   Basic ....................................    12,790,004      1,047,538          12,526,567         944,365
                                                ===========    ===========         ===========     ===========
   Diluted ..................................    14,135,361     10,951,825          14,018,940         944,365
                                                ===========    ===========         ===========     ===========
   Pro forma diluted ........................    14,135,361     10,951,825          14,018,940       9,052,623
                                                ===========    ===========         ===========     ===========


    The accompanying notes are an integral part of these financial statements

                          CONCORD COMMUNICATIONS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                      NINE MONTHS ENDED
                                                              --------------------------------
                                                               SEPTEMBER 30,      SEPTEMBER 30,
                                                                   1998               1997
                                                               ------------       ------------

Cash Flows from Operating Activities:
    Net income (loss)                                          $ 5,427,559         $ (764,405)
    Adjustments  to reconcile  net income (loss) to net
    cash provided by operations
      Depreciation and amortization                                757,354            405,114
      Changes in current assets and liabilities
         Accounts receivable                                    (1,364,943)          (667,681)
         Prepaid expenses and other current assets                (414,332)            26,241
         Accounts payable                                        1,797,488            543,820
         Accrued expenses                                         (236,618)          (313,862)
         Deferred revenue                                        1,942,600          1,424,579
                                                               -----------         ----------
         Net cash provided by operating activities               7,909,108            653,806
                                                               -----------         ----------

Cash Flows from Investing Activities:
    Investments in marketable securities                        (8,484,229)                --
    Purchases of equipment and improvements                       (949,914)          (883,744)
                                                               -----------         ----------
          Net cash used in investing activities                 (9,434,143)          (884,744)
                                                               -----------         ----------

Cash Flows from Financing Activities:
    Proceeds from bank borrowings                                       --            571,483
    Repayments of bank borrowings                                       --            (83,223)
    Proceeds from exercise of stock options                        741,854            132,838
    Deferred financing costs                                            --           (454,365)
                                                               -----------         ----------
          Net cash provided by financing activities                741,854            166,733
                                                               -----------         ----------
Net (Decrease) in Cash and Cash Equivalents                       (783,181)           (63,205)

Cash and Cash Equivalents, beginning of period                   7,858,186          1,663,896
                                                               -----------         ----------
Cash and Cash Equivalents, end of period                       $ 7,075,005         $1,600,691
                                                               -----------         ----------
Supplemental Disclosure of Cash Flow Information:
    Cash paid for interest                                     $        --         $   83,353
                                                               ===========         ==========
Supplemental Disclosure of Noncash Transactions:
    Accretion of dividends on preferred stock                  $        --         $  662,334
                                                               ===========         ==========
  Deferred compensation related to grants of stock options     $        --         $  191,875
                                                               ===========         ==========





    The accompanying notes are an integral part of these financial statements

                          CONCORD COMMUNICATIONS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                          FORM 10-Q, SEPTEMBER 30, 1998
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNT)
                                   (UNAUDITED)


1.   INTERIM FINANCIAL STATEMENTS

     The accompanying financial statements have been presented by Concord Communications, Inc., (the "Company") without audit (except that the balance sheet information as of December 31, 1997 has been derived from audited financial statements) in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Regulation S-X pertaining to interim financial statements. Accordingly, these interim financial statements do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements reflect all adjustments and accruals which management considers necessary for a fair presentation of financial position as of September 30, 1998 and December 31, 1997, and results of operations for the three and nine months ended September 30, 1998 and 1997. The results for the interim periods presented are not necessarily indicative of results to be expected for any future period. The financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's 1997 Annual Report on Form 10-K filed with the Securities and Exchange Commission in March 1998, as amended.

2.   NET INCOME (LOSS) PER SHARE

     In 1997, the Company adopted SFAS No. 128, Earnings Per Share, effective December 15, 1997. SFAS No. 128 establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. The Company has applied the provisions of SFAS No. 128 retroactively to all periods presented. In accordance with Staff Accounting Bulletin (SAB) No. 98, the Company has determined that there were no nominal issuances of common stock or potential common stock in the period prior to the Company's initial public offering (IPO). The dilutive effect of potential common shares for the three and nine months ended September 30, 1998, consisting of outstanding stock options is determined using the treasury method. Pro forma diluted net income (loss) per common and potential common share assumes that all series of redeemable convertible preferred stock had been converted to common stock as of the original issuance dates. Calculations of basic, diluted and pro forma diluted net income (loss) per common share and potential common share are as follows:


                                                              THREE MONTHS ENDED              NINE MONTHS ENDED
                                                         ---------------------------     ---------------------------
                                                         SEPTEMBER 30,  SEPTEMBER 30,    SEPTEMBER 30,  SEPTEMBER 30,
                                                             1998          1997             1998           1997
                                                         ------------   ------------     ------------   ------------

Net income (loss) .....................................  $ 2,442,841     $   202,012      $ 5,427,559    $  (764,405)
                                                         ===========     ===========      ===========    ===========

Weighted average common shares outstanding ............   12,790,004       1,047,538       12,677,534        944,365
Potential common shares pursuant to stock options .....    1,345,357       1,796,029        1,341,406             --
Potential common shares pursuant to conversion of
   redeemable convertible preferred stock..............           --       8,108,258               --             --
                                                         -----------     -----------      -----------    -----------
Diluted weighted average shares .......................   14,135,361      10,951,825      14, 018,940        944,365
Pro forma conversion of redeemable
   convertible preferred stock ........................           --              --               --      8,108,258
                                                         -----------     -----------      -----------    -----------
Pro forma diluted weighted average
   shares outstanding .................................   14,135,361      10,951,825       14,018,940      9,052,623
                                                         -----------     -----------      -----------    -----------

Basic net income (loss) per common share ..............  $      0.19     $      0.19      $      0.43    $     (0.81)
                                                         ===========     ===========      ===========    ===========
Diluted net income (loss) per common
   and potential common share .........................  $      0.17     $      0.02      $      0.39    $     (0.81)
                                                         ===========     ===========      ===========    ===========
Pro forma diluted net income (loss) per
   common and potential common share . ................  $      0.17     $      0.02      $      0.39    $     (0.08)
                                                         ===========     ===========      ===========    ===========

3.   COMPREHENSIVE INCOME

     Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income, establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The statement is effective for fiscal years beginning after December 15, 1997 and the Company has adopted the statement in its quarter ended March 31, 1998. Comprehensive income for the three and nine months ended September 30, 1998 and 1997 is as follows:



                                     THREE MONTHS ENDED            NINE MONTHS ENDED
                                        SEPTEMBER 30,                SEPTEMBER 30,
                                   ----------------------       -----------------------
                                      1998         1997            1998         1997
                                   ----------    --------       ----------    ---------

Net income (loss)                  $2,442,841    $202,012       $5,641,359    $(764,405)
Unrealized gains on
   marketable securities              298,924          --          325,317           --
                                   ----------    --------       ----------    ---------

Comprehensive income (loss)        $1,832,774    $202,012       $2,958,325    $(764,405)
                                   ==========    ========       ==========    =========




4.   INITIAL PUBLIC OFFERING

     On October 24, 1997, the Company completed its initial public offering of 3,335,000 shares of common stock at a price of $14.00 per share. Of these shares, 2,735,000 were issued by the Company and 600,000 were sold by existing shareholders. The Company received net proceeds of approximately $34.7 million. The Company's redeemable convertible preferred stock automatically converted into 8,108,258 shares of common stock upon the closing of the public offering. Effective upon the closing of the offering, the Company amended and restated its articles of organization to increase its authorized common stock to 50,000,000 shares and to authorize 1,000,000 shares of preferred stock, $.01 par value.


5.   TAX PROVISION

     The Company has recorded a tax provision of $213,800 in the three months and nine months ended September 30, 1998, based on its revised estimates of its tax obligations for 1998. The Company's effective tax rate for 1998 will be significantly lower than the statutory rate due to the use of its remaining unrestricted net operating loss and credit carryforwards.

                          CONCORD COMMUNICATIONS, INC.
                          FORM 10-Q, SEPTEMBER 30, 1998
                                   (UNAUDITED)


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

     The Company does not provide forecasts of the future financial performance of the Company. From time to time, however, the information provided by the Company or statements made by its employees may contain forward-looking statements. In particular, statements contained in this Form 10-Q that are not historical statements (including, but not limited to, statements concerning the plans and objectives of management; increases in sales and marketing, research and development and general and administrative expenses; expenses associated with Year 2000 and the Company's expected liquidity and capital resources) may constitute forward-looking statements. These statements, like all forward-looking statements, are subject to risks and uncertainties that may cause future results to differ materially from those expected. Factors that may cause such differences include, but are not limited to, the factors discussed beginning on page 12 under the heading "Certain Factors That May Affect Future Results".

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain financial data as percentages of the Company's total revenue:


                                         THREE MONTHS ENDED             NINE MONTHS ENDED
                                     ---------------------------   ---------------------------
                                     SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,
                                         1998           1997           1998          1997
                                     ------------   ------------   ------------   ------------

Revenues:
   License revenues                      83.7%          88.0%          84.3%          88.9%
   Service revenues                      16.3%          12.0%          15.7%          11.1%
                                     ---------------------------------------------------------
       Total revenues                   100.0%         100.0%         100.0%         100.0%
Cost of revenues                         11.3%          14.7%          11.7%          15.8%
                                     ---------------------------------------------------------
Gross profit                             88.7%          85.3%          88.3%          84.2%
Operating expenses:
   Research and development              17.7%          21.8%          19.4%          25.2%
   Sales and marketing                   43.9%          49.4%          46.2%          53.4%
   General and administrative             7.3%           9.9%           7.4%          11.0%
                                     ---------------------------------------------------------
Income (loss) from operations            19.8%           4.2%          15.3%          (5.4%)
                                     ---------------------------------------------------------
Other income (expense), net               5.3%          (0.4%)          6.2%          (0.5%)
                                     ---------------------------------------------------------
Net income (loss) before taxes           25.1%           3.8%          21.5%          (5.9%)
                                     ---------------------------------------------------------
Provision for taxes                      (2.0%)           --           (0.8%)           --
                                     ---------------------------------------------------------
Net income (loss) after taxes            23.1%           3.8%          20.7%          (5.9%)
                                     ---------------------------------------------------------



     TOTAL REVENUES. The Company's total revenues increased 101.3% to $10.6 million in the three months ended September 30, 1998 from $5.3 million in the three months ended September 30, 1997. The Company's total revenues increased 102.1% to $26.2 million in the nine months ended September 30, 1998 from $13.0 million in the nine months ended September 30, 1997.

     LICENSE REVENUES. The Company's license revenues are derived from the licensing of software products. License revenues increased 91.5% to $8.9 million, or 83.7% of total revenues, in the three months ended September 30, 1998 from $4.6 million, or 88.0% of total revenues, in the three months ended September 30, 1997. License revenues increased 91.5% to $22.1 million, or 84.3% of total revenues, in the nine months ended September 30, 1998 from $11.5 million, or 88.9% of total revenues, in the nine months ended September 30, 1997. The increase in license revenues resulted from increased sales to new customers and additional sales to existing customers for new products and upgrades of existing licenses.

     SERVICE REVENUES. The Company's service revenues consist of fees for maintenance, training and professional services. Service revenues increased 174.1% to $1.7 million or 16.3% of total revenues, in the three months ended September 30, 1998 from $628,000, or 12.0% of total revenues, in the three months ended September 30, 1997. Service revenues increased 186.1% to $4.1 million or 15.7% of total revenues, in the nine months ended September 30, 1998 from $1.4 million, or 11.1% of total revenues, in the nine months ended September 30, 1997. The increase in service revenues was attributed to an increase in revenue from maintenance contracts for new and existing customers and also from an increase in revenue from training and professional services.

     COST OF REVENUES. Cost of revenues include expenses associated with royalty costs, production, fulfillment and product documentation, along with personnel costs associated with providing customer support in connection with maintenance and professional service contracts. Royalty costs are comprised of third party software costs. Cost of revenues increased 55.4% to $1.2 million, or 11.3% of total revenues, in the three months ended September 30, 1998 from $771,000, or 14.7% of total revenues, in the three months ended September 30, 1997, resulting in gross margins of 88.7% and 85.3% in each respective period. Cost of revenues increased 48.9% to $3.1 million or 11.7% of total revenues, in the nine months ended September 30, 1998 from $2.1 million or 15.8% of total revenues, in the nine months ended September 30, 1997, resulting in gross margins of 88.3% and 84.2% in each respective period. The increase in cost of revenues in absolute dollars was primarily the result of increased spending in customer support to be more responsive to a growing customer base. The improvement in the gross margin percentages were attributable to lower royalty unit costs associated with the higher sales volumes during the 1998 period.

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses consist primarily of personnel costs associated with software development. Research and development expenses increased 63.3% to $1.9 million, or 17.7% of total revenues, in the three months ended September 30, 1998 from $1.1 million, or 21.8% of total revenues, in the three months ended September 30, 1997. Research and development expenses increased 55.4% to $5.1 million, or 19.4% of total revenues, in the nine months ended September 30, 1998 from $3.3 million, or 25.2% of total revenues, in the nine months ended September 30, 1997. The increase in absolute dollars was primarily due to the use of outside contractors for consulting and recruiting along with increased headcount in research and development from 42 to 48 for the period from September 30, 1997 to September 30, 1998. The Company's product architecture and higher revenue base have allowed the Company to introduce new products at lower incremental costs thereby reducing research and development expenses as a percentage of revenues. The Company anticipates that it will continue to commit substantial resources to research and development in the future and that product development expenses may increase in absolute dollars in future periods.

     SALES AND MARKETING EXPENSES. Sales and marketing expenses consist primarily of salaries, commissions to sales personnel and agents, travel, tradeshow participation, public relations and other promotional expenses. Sales and marketing expenses increased 80.0% to $4.6 million, or 43.9 % of total revenues, in the three months ended September 30, 1998 from $2.6 million, or 49.4% of total revenues, in the three months ended September 30, 1997. Sales and marketing expenses increased 74.8% to $12.1 million, or 46.2% of total revenues, in the nine months ended September 30, 1998 from $6.9 million, or 53.4% of total revenues, in the nine months ended September 30, 1997. The increase in absolute dollars was primarily the result of increased headcount to continue to build the direct sales force along with additional marketing and promotional activities to penetrate the market. The decline in sales and marketing expenses as a percentage of total revenues is due to sales productivity improvements resulting from the expansion of the Network Health product family, increased revenues from existing customers, improved lead generation and reduced sales cycles. Headcount in sales and marketing increased from 39 to 62 people from September 30, 1997 to September 30, 1998.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of salaries for financial, administrative and management personnel and related travel expenses, as well as legal and accounting expenses. General and administrative expenses increased 49.3% to $778,000, or 7.3% of total revenues, in the three months ended September 30, 1998 from $521,000, or 9.9% of total revenues, in the three months ended September 30, 1997. General and administrative expenses increased 36.9% to $1.9 million or 7.4% of total revenues, in the nine months ended September 30, 1998 from $1.4 million, or 11.0% of total revenues, in the nine months ended September 30, 1997. The increase in absolute dollars is associated to an increase of costs in general support areas. Headcount in general and administrative remained at 13 people from September 30, 1997 to September 30, 1998. General and administrative expenses declined as a percentage of total revenues during the 1998 period due to a significant increase in revenues during that period.

     OTHER INCOME(EXPENSE). Other income consists of interest earned on funds available for investment net of interest paid in connection with the financing of capital equipment. The Company had net other income of $558,000 for the three months ended September 30, 1998 and net other expense of ($26,000) for the three months ended September 30, 1997. The Company had net other income of $1.6 million for the nine months ended September 30, 1998 and net other expense of ($68,000) for the nine months ended

September 30, 1997. The increase in net other income for the nine months ended September 30, 1998 is attributed to the investment of proceeds from the Company's IPO and also the repayment of all outstanding capital equipment financing.

LIQUIDITY AND CAPITAL RESOURCES

     Prior to its initial public offering, the Company financed its operations primarily through the private sale of equity securities and a credit line for equipment purchases. On October 24, 1997, the Company completed its initial public offering of 3,335,000 shares of Common Stock at a price of $14.00 per share. Of these shares, 2,735,000 were issued by the Company and 600,000 were sold by existing shareholders. The Company received net proceeds of approximately $34.7 million. The Company had working capital of $38.8 million at September 30, 1998.

     Net cash provided by operating activities was $7.9 million and $655,000 for the nine months ended September 30, 1998 and 1997, respectively. Cash, cash equivalents and marketable securities were $44.6 million at September 30, 1998, and $1.6 million at September 30, 1997. Deferred revenues increased for the nine months ended September 30, 1998 by $1.9 million due to an increase in overall sales activity; the increase consisted of $1.5 million from deferred maintenance contracts and $355,000 from service and software license sales with remaining contingencies such as completion of services, product acceptance and credit worthiness.

     Investing activities have consisted of the acquisition of property and equipment, most notably computer and networking equipment to support the growing employee base and corporate infrastructure as well as investments in marketable securities. The Company manages its market risk on its investment securities by selecting investment grade securities with the highest credit ratings of relatively short duration that trade in highly liquid markets. Financing activities consisted of the proceeds from bank borrowings in connection with equipment purchases and costs associated with the initial public offering during the nine months ended September 30, 1997 and the issuance of common stock from the exercise of stock options during the nine months ended September 30, 1998 and 1997.

     The Company had available net operating loss carryforwards of approximately $23.0 million and federal research and development tax credit carryforwards of approximately $1.5 million as of December 31, 1997 to reduce future income tax liabilities. These carryforwards expire from 1999 through 2011 and are subject to review and possible adjustment by the appropriate taxing authorities. Approximately $11.1 million of the Company's net operating loss and research and development tax credit carryforwards expire between 1999 and 2001. Pursuant to the Tax Reform Act of 1986, the utilization of net operating loss carryforwards for tax purposes may be subject to an annual limitation if a cumulative change of ownership of more than 50% occurs over a three-year period. As a result of the Company's 1995 preferred stock financings, such a change in ownership has occurred. As a result of this ownership change, the use of the net operating loss carryforwards will be limited. The Company has determined that its initial public offering did not cause another ownership change. The Company has deferred tax assets of approximately $13.6 million comprised primarily of net operating loss carryforwards and research and development credits. The Company has fully reserved for these deferred tax assets by recording a valuation allowance of $13.6 million, as the Company believes that it is more likely than not that it will not be able to realize this asset.

     Pursuant to paragraphs 20 to 25 of Statement of Financial Accounting Standards No. 109, the Company considered both positive and negative evidence in assessing the need for a valuation allowance at December 31, 1997 and through the first nine months of 1998. The factors that weighed most heavily on the Company's decision to record a full valuation allowance were (i) the Company's history of losses (ii) the substantial restrictions on the use of its existing net operation loss (NOL) carryforwards and (iii) the uncertainty of future profitability.

     As a result of the ownership change described above, the future use of approximately $16.3 million of the Company's NOL carryforwards are limited to only $330,000 per year; the substantial majority of such NOL carryforwards will expire before they can be used. While the balance of the Company's NOL's are not limited, the Company is subject to rapid technological change, competition from substantially larger competitors, a limited family of products and other related risks, as more thoroughly described in the Company's filing on Form 10-K, as amended. The Company's limited operating success in late 1997 and through the first nine months of 1998 and its dependence on a single product family in an emerging market makes the prediction of future results difficult, if not impossible, especially in the highly competitive software industry. As a result, the Company found the evidence described above to be the most reliable objective evidence available in determining that a full valuation allowance against its tax assets would be necessary.

     In light of the Company's strong performance to date in 1998, the Company expects to use all its remaining unrestricted NOL and credit carryforwards in 1998. Accordingly, the Company recorded a tax provision of $213,800 in the third quarter and expects to record an additional provision in the last quarter of 1998. However, the continuing restrictions on the future use on its NOL carryforwards will severely limit the benefit, if any, the Company will attribute to this asset.

     The Company's current export sales are denominated in United States dollars. To the extent that international sales continue to be denominated in United States dollars, an increase in the value of the United States dollar relative to other currencies could make the Company's products and services more expensive and, therefore, potentially less competitive in international markets.

     As of September 30, 1998, the Company's principal sources of liquidity included cash. The Company believes that the net proceeds from its initial public offering, together with its current cash balances and cash provided by future operations, will be sufficient to meet its working capital and anticipated capital expenditure requirements for at least the next 12 months. Although operating activities may provide cash in certain periods, to the extent the Company experiences growth in the future, its operating and investing activities may require significant cash. Consequently, any such future growth may require the Company to obtain additional equity or debt financing.

YEAR 2000 COMPLIANCE/YEAR 2000 READINESS DISCLOSURE STATEMENT

     The company is aware of the issues associated with the programming code in existing computer systems and software products as the millennium (Year 2000) approaches. The Company has set up a task force which consists of the Director of IT and Operations, the Manager of System Applications and representative personnel from each functional area. This task force is addressing the Year 2000 issue in the following categories: the Network Health product; internal business computer systems and software applications; internal systems other than computer hardware and software; and systems of the Company's external suppliers and service providers. The Company is also assessing its Year 2000 associated costs, risks and potential contingency plans. Despite the Company's efforts with respect to the Year 2000 issue, there can be no assurance that the Company's business, results of operations or financial condition would not be materially adversely affected by the failure of the Company's products, its internal systems and applications or the systems of its third party suppliers and service providers to properly operate or manage data beyond 1999.


NETWORK HEALTH PRODUCT. In 1997, the Company initiated the necessary development to ensure Year 2000 compliance in the Network Health family of applications and believes it has achieved Year 2000 compliance in Network Health 4.1 which was released in August 1998. The Company's existing customers can receive this release, at no charge, through their annual software maintenance contract. The Company requires its customers to purchase software maintenance in order to receive product support. Specifically, the Company defines Year 2000 Compliance as the following: no value for current date will cause any interruption in operation; date-based functionality must behave consistently for dates prior to, during, and after Year 2000; in all interfaces and data storage, the century in any date must be specified either explicitly or by unambiguous algorithms or inferencing rules; Year 2000 must be recognized as a leap year. The Company's definition of Year 2000 Compliance is adopted from the British Standard Institute's Definition of Year 2000 Conformity Requirements (PD2000-1). A copy of the standard is available for review on the Company's website. The Company makes no guarantee of, claims no responsibility for, and disclaims any liability to its customers, with respect to Year 2000 compliance of operating platforms, hardware, software, or other products not developed by the Company, including equipment monitored by the Network Health product.

INTERNAL BUSINESS COMPUTER SYSTEMS AND SOFTWARE APPLICATIONS. In 1998, the Company commenced a Year 2000 date conversion project to address all internal existing computer systems, software applications, and related computer equipment (e.g. printers) used in conjunction with its internal operations. The Company plans to identify, modify, upgrade, and/or replace any systems that have been identified as non-Year 2000 compliant to minimize the possibility of a material disruption to it business. The Company expects to finish assessing all existing internal systems by the end of 1998 and also expects to complete the compliance process on these systems before the end of 1999.

INTERNAL SYSTEMS OTHER THAN COMPUTER HARDWARE AND SOFTWARE. The operation of office and facilities equipment such as fax machines, photocopiers, telephone switches, security systems, elevators, and other common devices may also be affected by the Year 2000 issue. The Company has identified, and is currently assessing its options to remediate, the Year 2000 issue on its office and facilities equipment.

SYSTEMS OF EXTERNAL SUPPLIERS AND SERVICE PROVIDERS. The Company has initiated communications with third party suppliers of the computers, software, and other equipment used, operated, or maintained by the Company to identify and, to the extent possible, to resolve any issues regarding the Year 2000 issue. The Company has also initiated communications with facilities service providers upon which the Company relies for daily operations. All external suppliers and service providers will be asked to provide a written assurance that they are also preparing to be Year 2000 compliant in a timely manner, and that their products/services will be available to the Company up to and beyond the Year 2000, without interruption. However, there can be no assurance that the systems operated by other companies upon which the Company relies will be Year 2000 compliant on a timely basis.

ASSOCIATED COSTS. To date, the Company has not incurred any material costs related to the assessment of, and preliminary efforts to upgrade or replace existing systems identified as non-Year 2000 compliant. Management has not yet assessed the total Year 2000 compliance expense, but based on a preliminary review to date, does not expect the amounts required to be expensed over the next two years to have an adverse material effect on its business, results of operations or financial condition. There can be no assurance, however, that further assessment of the Company's internal systems and applications will not indicate that additional Company efforts to assure Year 2000 compliance are necessary, and that such efforts may be costly.

ASSOCIATED RISKS. The Company expects to identify and resolve all Year 2000 issues that could materially adversely affect its business, financial condition or results of operations. However, management realizes it may not be possible to determine with complete certainty that all Year 2000 problems affecting the Company will be identified or corrected in a timely manner. As a result, the Company could be at risk of experiencing a significant number of operational inconveniences and inefficiencies that may divert management's time and attention from its ordinary business activities and at risk of experiencing a lesser number of serious system or product failures that may require significant efforts by the Company to prevent or alleviate material business disruptions.

CONTINGENCY PLANS. The Company recognizes the importance of readiness for potential worst case scenarios. As a result, the Company is working to identify scenarios with significant risks, which would require contingency plans. The Company expects to develop and complete any needed contingency plans no later than the summer of 1999.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

     Information provided by the Company from time to time including statements in this Form 10-Q which are not historical facts, are so-called "forward-looking statements" that involve risks and uncertainties, made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In particular, statements contained in Management's Discussion and Analysis of Financial Condition and Results of Operations which are not historical facts (including, but not limited to, statements concerning the plans and objectives of management; increases in sales and marketing, research and development and general and administrative expenses; expenses associated with Year 2000 and the Company's expected liquidity and capital resources) may constitute forward-looking statements. The Company's actual future results may differ significantly from those stated in any forward-looking statements. Factors that may cause such differences include, but are not limited to, the factors discussed below, and the other risks discussed in the Company's 1997 Annual Report on Form 10-K filed with the Securities and Exchange Commission in March 1998, as amended.

LIMITED OPERATING HISTORY; UNCERTAINTY OF FUTURE OPERATING RESULTS

     The Company changed its focus to network management software in 1991 and commercially introduced its first Network Health product in 1995. Accordingly, the Company has only a limited operating history in the network performance analysis and reporting market upon which an evaluation of its business and prospects can be based. The Company has incurred significant net losses in each of the last five fiscal years preceding fiscal year 1997. As of September 30, 1998, the Company had accumulated net losses of $26.0 million. The limited operating history of the Company and its dependence on a single product family in an emerging market makes the prediction of future results of operations difficult or impossible, and the Company and its prospects must be considered in light of the risks, costs and difficulties frequently encountered by emerging companies, particularly companies in the competitive software industry. Although the Company has achieved recent revenue growth, and profitability for the fiscal year ended 1997, there can be no assurance that the Company can generate substantial additional revenue growth on a quarterly or annual basis, or that any revenue growth that is achieved can be sustained. Revenue growth that the Company has achieved or may achieve may not be indicative of future operating results. In addition, the Company has increased, and plans to increase further, its operating expenses in order to fund higher levels of research and development, increase its sales and marketing efforts, develop new distribution channels, broaden its customer support capabilities and expand its administrative resources in anticipation of future growth. To the extent that increases in such expenses precede or are not subsequently followed by increased revenues, the Company's business, results of operations and financial condition would be materially adversely affected. There can be no assurance that the Company will sustain profitability on a quarterly or annual basis. The Company must achieve substantial revenue growth in order to sustain profitability. In addition, in view of recent revenue growth, the rapidly evolving nature of its business and markets and its limited operating history in its current market, the Company believes that period-to-period comparisons of financial results are not necessarily meaningful and should not be relied upon as an indication of future performance. In light of the Company's strong performance to date in 1998, the Company expects to use all its remaining unrestricted NOL and credit carryforwards in 1998. Accordingly, the Company recorded a tax provision of

$213,800 in the third quarter and expects to record an additional provision in the last quarter of 1998. However, the continuing restrictions on the future use on its NOL carryforwards will severely limit the benefit, if any, the Company will attribute to this asset.

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

EMERGING NETWORK MANAGEMENT SOFTWARE MARKET

     The market for the Company's products is in an early stage of development. Although the rapid expansion and increasing complexity of computer networks in recent years has increased the demand for network management software products, the awareness of and the need for such products is a recent development. Because the market for these products is only beginning to develop, it is difficult to assess the size of this market, the appropriate features and prices for products to address this market, the optimal distribution strategy and the competitive environment that will develop. The development of this market and the Company's growth will be significantly dependent on the willingness of network service providers, including telecommunications carriers, internet service providers, systems integrators and outsourcers, to integrate network performance analysis and reporting software into their product and service offerings. Failure of the network performance analysis and reporting market to grow or failure of the Company to properly assess and address such market would have a material adverse effect on the Company's business, results of operations and financial condition.

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

RELIANCE ON STRATEGIC PARTNERS AND OTHER EVOLVING DISTRIBUTION CHANNELS

     The Company's distribution strategy is to develop multiple distribution channels, including sales through strategic marketing partners and value added resellers and OEM's, such as Cabletron Systems, Inc.; telecommunications carriers and network service providers, such as MCI Communications Corporation; and independent software vendors, as well as international distributors (collectively "channel partners"). The Company has developed a number of these relationships and intends to continue to develop new channel partner relationships. Accordingly, the success of the Company will be dependent in large part on its ability to develop these additional distribution relationships and on the performance and success of these third parties, particularly telecommunications carriers and other network service providers. The Company's channel partner relationships have been established recently, and the Company cannot predict the extent to which its channel partners will be successful in marketing the Company's products. The Company generally expects that its agreements with its channel partners will be terminable by either party without cause. None of the Company's channel partners are required to purchase minimum quantities of the Company's products and none of these agreements contain exclusive distribution arrangements. The Company's inability to attract important and effective channel partners, or their inability to penetrate their respective market segments, or the loss of any of the Company's channel partners, as a result of competitive products offered by other companies or products developed internally by these channel partners or otherwise, could materially adversely affect the Company's business, results of operations and financial condition.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

                          CONCORD COMMUNICATIONS, INC.
                          FORM 10-Q, SEPTEMBER 30, 1998
                           PART II: OTHER INFORMATION


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

(b)  Reports on Form 8-K

     None

                          CONCORD COMMUNICATIONS, INC.
                          FORM 10-Q, SEPTEMBER 30, 1998


                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        Concord Communications, Inc.


                                        /s/ Gary E. Haroian
                                        ---------------------------------------
Date: November 16, 1998                 Name: Gary E. Haroian
                                        Title: Vice President of Finance
                                               and Chief Financial Officer
                                               (Principal Financial Officer and
                                               Principal Accounting Officer)

                          CONCORD COMMUNICATIONS, INC.
                          FORM 10-Q, SEPTEMBER 30, 1998



                                  EXHIBIT INDEX


EXHIBIT NO.      DESCRIPTION
----------       -----------


  27.01          Financial Data Schedule