Form 10-K
period 1998-12-31
CONCORD COMMUNICATIONS INC
filed 1999-03-25
CIK 915290

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON DC 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE YEAR ENDED DECEMBER 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ to _______

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

                                    YES X   NO
                                       ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing sale price of the Company's common stock on March 8, 1999, as reported on the Nasdaq National Market was approximately $847,999,192.

The number of shares outstanding of Common Stock as of March 8, 1999 was 13,198,431.

                       DOCUMENTS INCORPORATED BY REFERENCE

    Document                                             Form 10-K Reference

Portions of the Annual Report to Stockholders
for the fiscal year ended December 31, 1998.               Part II, Item 7


Portions of the Registrant's Proxy Statement               Part III
for its Annual Meeting of Stockholders to be held on April 27, 1999.

                        THIS DOCUMENT CONTAINS 40 PAGES.
                      THE EXHIBIT INDEX IS ON PAGE   37  .
                                                   ------

                                     PART I

ITEM 1. BUSINESS

INTRODUCTION

     Concord develops, markets and supports a family of turnkey, automated, scalable, Web-based performance analysis and reporting solutions for the management of computer networks. By providing a global view of network performance, the Company's products enable the effective and efficient management of large and medium-size multi-vendor networks, both by end users and network service providers, including telecommunications carriers, Internet Service Providers (ISPs), systems integrators and outsourcers. The Company's Network Health product family retrieves and compiles vital network statistics, performs extensive analyses of those statistics and provides intuitive, informative, user-friendly graphical reports. The Company's software-only solutions provide Information Technology (IT) executives, managers and technicians with the information necessary to assess and correct costly network inefficiencies, make cost-effective network purchasing decisions, predict network failures and set and monitor service levels.

     The Company's initial target market has been organizations with large and medium-size networks of 150 or more network elements. The Company markets to these potential customers through its own sales force, sales agents, value added resellers, network service providers, including telecommunication carriers, and OEMs. As of December 31, 1998, the Company had over 950 customers operating in and serving a variety of industries. Representative customers include America Online, Inc., Ameritech Corporation, AT&T Corporation, The Bear Stearns Companies, Inc., British Telecommunications plc, Compaq Computer Corporation, Cornell University, Dell Computer Corporation, Delta AirLines, Ernst & Young LLP, MCI Communications Corporation, Motorola Inc., Nike International Ltd., Novartis Pharmaceuticals Corporation, Peoplesoft USA, Pepsi-Cola Company, The Procter & Gamble Company, Sprint Corporation, Toys "R" Us, Twentieth Century Fox, U S WEST, Inc. and Volkswagen.

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

     Increased network complexities, combined with inadequate centralized network analysis and planning functions, have led to network congestion and the inefficient use of both LAN and WAN resources and unnecessary purchases of additional networking hardware, leased lines and digital carrier WAN bandwidth. Because the consequences of network congestion and failure can range from a temporary reduction in productivity to significant financial loss, the reliability and performance of networks has assumed critical importance. To ensure the reliability and performance of these networks, organizations are increasingly relying on network management software.

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

THE CONCORD SOLUTION

     Concord develops, markets and supports a family of turnkey, automated, scaleable, Web-based performance analysis and reporting solutions for the management of computer networks. The Company's Network Health product family retrieves and compiles vital network statistics, performs extensive analyses of those statistics and provides intuitive, informative, user-friendly graphical reports. The Company's products are capable of simultaneously polling, analyzing and reporting on between 10,000 and 20,000 elements per workstation.

     The Company's Network Health product family provides organizations with the following benefits: (i) capacity planning -- providing information to support business decisions relating to network utilization and future capacity requirements; (ii) reduction in data communications expenses --identifying excess capacity on each WAN, leased line or frame relay circuit; (iii) effective allocation of resources -- allowing management to effectively deploy networking resources and personnel; and (iv) service level monitoring -- assisting managers in making network resource allocation decisions within an organization and assisting both network service providers and end users in monitoring the availability of negotiated service level agreements.

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

     By focusing on the issues of capacity, errors, service levels and utilization, Network Health's manner of reporting provides a common model which covers a broad spectrum of network elements and technologies. Pricing for Network Health applications includes a fixed license fee per application and a variable fee based on the number of network elements managed by that application. During 1996, 1997 and 1998, initial orders with new customers for the Company's Network Health products ranged from approximately $10,000 to $525,000.

     The following are the Company's products:

     Network Health 4.1, which was released in August 1998, provides enterprise and service provider customers with the first multi-vendor ATM reporting and analysis solution, along with the first device-independent reporting tool for Remote Access equipment.

     NETWORK HEALTH -- LAN/WAN pioneered scaleable performance analysis and reporting for LANs as well as WANs by providing reports that allow users to solve business problems. This application provides information on capacity, errors, trends, over-utilization, under-utilization, and service levels through intuitive charts and graphs. These charts and graphs minimize technology differences to allow a single report format to cover a broad set of technologies, including Ethernet, Token Ring, and fiber distributed data interface (FDDI) to 56Kbps, T1, T3 and switched multimegabit data service
(SMDS).

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

     NETWORK HEALTH -- SERVICE LEVEL REPORTING provides a one to two page report on an entire corporate enterprise's network that summarizes network and server availability, response time and capacity. These reports give IT executives including the CIO a picture of the critical parameters being used by end users of the IT infrastructure. Service Level Reporting is useful in providing a report against pre-determined goals for levels of capacity, availability and response time that can be used by Service Providers with their end user customers.

NETWORK HEALTH -- REMOTE ACCESS, the first device-independent reporting tool for remote access equipment, provides three types of reports in one: for individual modems/ISDN interfaces, modem pools, and remote access servers. Remote Access gives ISP's and large organizations the information required to optimize remote access service usage and configuration, while planning for future capacity requirements. This product was introduced during August of 1998.

NETWORK HEALTH -- ATM, helps network managers optimize the performance of complex ATM networks by providing executive-level information and easy-to-read utilization details. This software-only solution combines out-of-the-box automation with the ability to create custom reports from a Web interface to meet diverse reporting requirements. This product was introduced during August of 1998.

CUSTOMER SERVICE

     The post-sales support organization is responsible for providing ongoing technical support and training for the Company's customers. For an annual fee, a customer will receive telephone and email support, as well as new releases of the Company's products. The Company offers a toll-free customer support line to customers. Support personnel answer the technical support calls and generally provide same-day responses to questions that cannot be resolved during the initial call. All calls are logged, opened, tracked, and closed with daily updates to the customer, Concord's sales teams and Concord's executive management team. Concord will deploy any one of its 25 field pre-sales technical support representatives in the event that an on-site visit is necessary. At December 31, 1998, the Company employed 17 technical post-sales support personnel as well as two product trainers and one registrar.

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

     At December 31, 1998, the Company had 23 domestic sales teams each comprised of one direct sales person and one or two technical support people targeting the following 11 different geographic regions: Atlanta and the Southeast; Dallas; Detroit; Denver; New England and East Canada; New York; the Carolinas; Northern California and West Canada; Philadelphia; Southern California; and Virginia and Washington, D.C. In addition, the Company employs five sales personnel to support the 23 domestic sales teams. Internationally, the Company has sales offices in England, Germany, Singapore and France. At December 31, 1998 the Company utilized 17 international distributors in nine geographic regions, including: the United Kingdom, Germany, France, Sweden, Korea, the Benelux region, Australia, South America and South Africa. It is the responsibility of each sales team to manage all sales within its geographic territory by signing up, training, and managing a small number of sales agents, VARs, network service providers and outsourcers, as well as selling directly to customers. The Company generates sales through seminars, trade shows, Internet postings, press articles, referrals, mass mailings and cold calling as well as through relationships with sales agents, VARs, network service providers and outsourcers.

     The Company distributes its products through a network of more than 22 VARs, and at December 31, 1998, the Company had relationships with over 20 network service providers. The network service providers offer the Company's products as part of their service offerings. At December 31, 1998, the Company also had several joint marketing and development partners, including Ascend Communications, Inc., Cabletron Systems, Inc., Cisco Systems, Inc., NetScout Systems, Inc., Newbridge Networks Corporation and Visual Networks, Inc. that work with the Company's direct sales force. The Company recently introduced a professional services referral program aimed at its key network consulting partners. Under this program, the Company will provide professional services through these partners directly to its customers.

     At December 31, 1998, the Company employed 12 marketing personnel who position, promote and market the Company's products. These individuals are engaged in a variety of activities, including direct marketing, public relations, tradeshows, advertising, Internet postings, and seminars. At December 31, 1998, the Company employed 63 sales personnel, consisting of five management personnel, 24 sales persons, 25 technical support persons and nine inside sales persons.

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

     The Company introduced the initial version of Network Health focused at the LAN and WAN environments in the first quarter of 1995. During 1996, the Company introduced three additional versions of Network Health -- Frame Relay, Router/Switch and Traffic Accountant. During 1997, the Company introduced two additional versions of Network Health -- Server and Service Level Reporting. During 1998, the Company introduced two additional versions of Network Health -- ATM and Remote Access. The Company is currently developing an enhanced version of Network Health aimed at performance analysis and reporting for other networking and computing environments.

     The Company's total expenses for research and development for the years 1998, 1997 and 1996 were $7.2 million, $4.6 million and $3.9 million, respectively. The Company anticipates that it will continue to commit substantial resources to research and development in the future and that product development expenses may increase in absolute dollars in future periods. To date, the Company's development efforts have not resulted in any capitalized software development costs. As of December 31, 1998, the Company's product development organization consisted of 55 people.

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

     The Company competes or may compete directly or indirectly with the following categories of companies: (i) report toolset vendors, such as Desktalk Systems, Inc.; (ii) large, well established networking OEMs such as International Business Machines Corporation, Lucent Technologies, Hewlett-Packard Company, and Cabletron Systems, Inc. that have developed network management platforms; (iii) developers of network element management solutions such as Cisco Systems, Inc., 3Com Corporation and Nortel Networks, Inc.; (iv) companies offering network performance reporting services such as International Network Services (INS); and (v) to a lesser degree, probe vendors such as NetScout Systems, Inc. and Visual Networks, Inc. Additional competitors, including large networking or telecommunications equipment manufacturers, telecommunications service providers, and computer hardware and software companies, may enter this market, thereby further intensifying competition. Additionally, there can be no assurance that one or more of the Company's customers may not attempt to develop competing products internally or that one or more of the companies Concord has developed relationships with, such as the network management platform developers and probe vendors, will not try to develop a product that competes more directly with Network Health.

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

EMPLOYEES

     As of December 31, 1998, the Company had a total of 173 employees, all but seven of whom were based in the United States. Of the total, 55 were in research and development, 22 were in customer service, 63 were in sales, 12 were in marketing, and 21 were in finance, administration and operations. The Company's future performance depends in significant part upon the continued service of its key engineering, technical support and sales personnel. Competition for such personnel is intense and there can be no assurance that the Company will be successful in attracting or retaining such personnel in the future. None of the Company's employees are represented by a labor union or are subject to a collective bargaining agreement. The Company has not experienced any work stoppages and considers its relations with its employees to be good.

ITEM 1A. EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Company and their ages as of December 31, 1998 are as follows:

                                NAME                                      AGE                                   POSITION
                                ----                                      ---                                   --------
John A. Blaeser...............................................             57      Chief Executive Officer, President and Director
Kevin J. Conklin..............................................             45      Vice President, Marketing
Ferdinand Engel...............................................             50      Vice President, Engineering
Gary E. Haroian...............................................             47      Vice President, Finance and Administration,
                                                                                   Chief Financial Officer, Clerk and Treasurer
Daniel D. Phillips, Jr........................................             44      Vice President, Worldwide Sales


     Set forth below is certain information relating to each executive officer's business experience:

     John A. Blaeser has been Chief Executive Officer and President of the Company since January 1, 1996 and a Director of the Company since 1985. Prior to joining the Company, from 1991 until 1996, Mr. Blaeser was Managing General Partner of EG&G Venture Management, a venture capital firm.

     Kevin J. Conklin has been Vice President, Marketing of the Company since March 1994. Prior to joining Concord, Mr. Conklin was Vice President of Product Marketing and Development at Artel Communications from June 1993 until joining Concord in March 1994, and from July 1991 to June 1993 Mr. Conklin served as Director of Marketing at Artel Communications.

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

     Daniel D. Phillips, Jr. has been Vice President, Worldwide Sales of the Company since May 1994. Prior to joining Concord, Mr. Phillips was Vice President, Worldwide Sales of Epoch Systems. While at Epoch Systems from September 1989 until May 1994, Mr. Phillips also held the positions of Vice President, International and OEM Operations, and Director of International Operations.

                                  RISK FACTORS

     The Company does not provide forecasts of the future financial performance of the Company. From time to time, however, the information provided by the Company or statements made by its employees may contain forward looking statements. This document contains forward looking statements. Any statements contained herein that do not describe historical facts are forward looking statements. The Company makes such forward looking statements under the provisions of the "safe harbor" section of the Private Securities Litigation Reform Act of 1995. The forward looking statements contained herein are based on current expectations, but are subject to a number of risks and uncertainties. In particular, statements contained in Management's Discussion and Analysis of Financial Condition and Results of Operations which are not historical facts (including, but not limited to, statements concerning the plans and objectives of management; increases in sales and marketing, research and development and general and administrative expenses; expenses associated with Year 2000 and the Company's expected liquidity and capital resources) constitute forward-looking statements. The Company's actual future results may differ significantly from those stated in any forward-looking statements. Factors that may cause such differences include, but are not limited to, the factors discussed below.

LIMITED OPERATING HISTORY; UNCERTAINTY OF FUTURE OPERATING RESULTS

     The Company changed its focus to network management software in 1991 and commercially introduced its first Network Health product in 1995. Accordingly, the Company has only a limited operating history in the network performance analysis and reporting market upon which an evaluation of its business and prospects can be based. The Company has incurred significant net losses in each of the five fiscal years prior to earning a small profit in 1997. As of December 31, 1998, the Company had accumulated net losses of $22.0 million. The limited operating history of the Company and its dependence on a single product family in an emerging market makes the prediction of future results of operations difficult or impossible, and the Company and its prospects must be considered in light of the risks, costs and difficulties frequently encountered by emerging companies, particularly companies in the competitive software industry. Although the Company has achieved recent revenue growth, and profitability for the fiscal years ended 1998 and 1997, there can be no assurance that the Company can generate substantial additional revenue growth on a quarterly or annual basis, or that any revenue growth that is achieved can be sustained. Revenue growth that the Company has achieved or may achieve may not be indicative of future operating results. In addition, the Company has increased, and plans to increase further, its operating expenses in order to fund higher levels of research and development, increase its sales and marketing efforts, develop new distribution channels, broaden its customer support capabilities and expand its administrative resources in anticipation of future growth. To the extent that increases in such expenses precede or are not subsequently followed by increased revenues, the Company's business, results of operations and financial condition would be materially adversely affected. There can be no assurance that the Company will sustain profitability on a quarterly or annual basis. The Company must achieve substantial revenue growth in order to sustain profitability. In addition, in view of recent revenue growth, the rapidly evolving nature of its business and markets and its limited operating history in its current market, the Company believes that period-to-period comparisons of financial results are not necessarily meaningful and should not be relied upon as an indication of future performance. In light of the Company's strong performance in 1998, the Company expects to use all its remaining unrestricted NOL and credit carryforwards in 1998. Accordingly, the Company recorded a tax provision of $532,600 during 1998. However, the continuing restrictions on the future use of its NOL carryforwards will severely limit the benefit, if any, the Company will attribute to this asset.

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

COMPETITION; NEW ENTRANTS

     The market for the Company's products is new, intensely competitive, rapidly evolving and subject to technological change. Competitive and alternative offerings are available from the major product categories of remote monitoring (RMON) probe vendors, element management software, and other performance analysis and reporting offerings. Another area of competition comes from a number of companies offering network performance reporting services; including International Network Services (INS). In addition, the Company expects the large network management platform vendors to begin to offer products directly competitive with the Company's products. These companies may bundle their products with other hardware and software in a manner that may discourage users from purchasing products offered by the Company. This strategy may be particularly effective for companies with leading market shares in the network hardware and software market, including Hewlett-Packard Company, Lucent Technologies, International Business Machines Corporation and Cabletron Systems, Inc. Developers of network element management solutions such as Cisco Systems, Inc., 3Com Corporation and Nortel Networks, Inc. may also compete with the Company in the future. The Company expects competition to persist, increase and intensify in the future with possible price competition developing in the Company's markets. Many of the Company's current and potential competitors have longer operating histories and significantly greater financial, technical and marketing resources and name recognition than the Company. The Company does not believe its market will support a large number of competitors and their products. In the past, a number of software markets have become dominated by one or a small number of suppliers, and a small number of suppliers or even a single supplier may dominate the Company's market. If the Company does not provide products that achieve success in its market in the short term, the Company could suffer an insurmountable loss in market share and brand name acceptance, which would result in a material adverse effect on the Company's business, results of operations and financial condition. There can be no assurance that the Company will be able to compete effectively with current and future competitors.

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

     Since the Company's products are used by its customers to predict future network problems and avoid failures of the network to support critical business functions, design defects, software errors, misuse of the Company's products, incorrect data from network elements or other potential problems within or out of the Company's control that may arise from the use of the Company's products could result in financial or other damages to the Company's customers. The Company does not maintain product liability insurance. Although the Company's license agreements with its customers typically contain provisions designed to limit the Company's exposure to potential claims as well as any liabilities arising from such claims, such provisions may not effectively protect the Company against such claims and the liability and costs associated therewith. Accordingly, any such claim could have a material adverse effect upon the Company's business, results of operations and financial condition. The Company provides warranties for its products for a period of time (currently three months) after the software is purchased. The Company's license agreements generally do not permit product returns by the customer, and product returns for fiscal 1998, 1997 and 1996 represented less than 1.0% of total revenues during each of such periods. However, no assurance can be given that product returns will not increase as a percentage of total revenues in future periods.

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

YEAR 2000 COMPLIANCE / YEAR 2000 READINESS DISCLOSURE STATEMENT

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

INTERNAL BUSINESS COMPUTER SYSTEMS AND SOFTWARE APPLICATIONS. In 1998, the Company commenced a Year 2000 date conversion project to address all internal existing computer systems, software applications, and related computer equipment (e.g. printers) used in conjunction with its internal operations. The Company plans to identify, modify, upgrade, and/or replace any systems that have been identified as non-Year 2000 compliant to minimize the possibility of a material disruption to it business. The Company has finished assessing all existing internal systems and expects to complete the compliance process on these systems before the end of 1999.

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

SYSTEMS OF EXTERNAL SUPPLIERS AND SERVICE PROVIDERS. The Company has initiated communications with third party suppliers of the computers, software, and other equipment used, operated, or maintained by the Company to identify and, to the extent possible, to resolve any issues regarding the Year 2000 issue. The Company has also initiated communications with facilities service providers upon which the Company relies for daily operations. All external suppliers and service providers have been asked to provide a written assurance that they are also preparing to be Year 2000 compliant in a timely manner, and that their products/services will be available to the Company up to and beyond the Year 2000, without interruption. A response has been received from approximately 50% of these suppliers and service providers. However, there can be no assurance that the systems operated by other companies upon which the Company relies will be Year 2000 compliant on a timely basis.

ASSOCIATED COSTS. To date, the Company has not incurred any material costs related to the assessment of, and preliminary efforts to upgrade or replace existing systems identified as non-Year 2000 compliant. Management is continuing to assess the total Year 2000 compliance expense, but based on a preliminary review to date, does not expect the amounts required to be expensed over the balance of 1999 to have an adverse material effect on its business, results of operations or financial condition. There can be no assurance, however, that further assessment of the Company's internal systems and applications will not indicate that additional Company efforts to assure Year 2000 compliance are necessary, and that such efforts may be costly.

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

ITEM 2. PROPERTIES

     The Company's corporate office and principal facility is located in Marlboro, Massachusetts. Under amendments signed in March of 1997, April of 1998 and July of 1998, the Company increased space under the lease in this facility from 20,000 to 36,000 square feet. The amended lease expires in September of 2003. This facility accommodates finance, administration and operations, research and development, customer support and marketing. The Company also leases, on a short-term basis, sales office space in Tustin, California, Dallas, Texas, London, England, Hamburg, Germany, Paris, France and Singapore. The Company does not believe that its current corporate facilities will meet its needs through the next 12 months and is actively pursuing other facility options.

ITEM 3. LEGAL PROCEEDINGS

     The Company is not a party to any litigation that it believes could have a material adverse effect on the business, results of operations and financial condition of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1998.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

     The Company effected its initial public offering on October 24, 1997 at a price of $14.00 per share. Since that date, the Company's Common Stock has traded on the Nasdaq National Market under the symbol CCRD. The following table sets forth, for the period indicated, the high and low closing sales prices for the Common Stock, all as reported by the Nasdaq National Market.

           PERIOD                          HIGH                 LOW
           ------                          ----                 ---

October 16, 1997 - December 31, 1997     $ 23.25             $ 15.75

Fiscal 1998:
     First Quarter....................   $ 28.75             $ 15.13
     Second Quarter...................     29.38               21.25
     Third Quarter....................     45.13               26.00
     Fourth Quarter...................     56.75               31.25

Fiscal Year...........................     56.75               15.13

     As of March 8, 1999, there were approximately 233 stockholders of record of the Company's Common Stock.

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

USE OF PROCEEDS

     On October 16, 1997, the Company commenced an initial public offering ("IPO") of 2,900,000 shares of common stock, par value $.01 per share (the "Common Stock"), of the Company pursuant to the Company's final prospectus dated October 15, 1997 (the "Prospectus"). The Prospectus was contained in the Company's Registration Statement on Form S-1, which was declared effective by the Securities and Exchange Commission (SEC File No. 333-33227) on October 15, 1997. Of the 2,900,000 shares of Common Stock offered, 2,300,000 shares were offered and sold by the Company and 600,000 shares were offered and sold by certain stockholders of the Company. As part of the IPO, the Company granted the several underwriters an overallotment option to purchase up to an additional 435,000 shares of Common Stock (the "Underwriters' Option"). The IPO closed on October 21, 1997 upon the sale of 2,900,000 shares of Common Stock to the underwriters. On October 24, 1997, the Representatives, on behalf of the several underwriters, exercised the Underwriters' Option, purchasing 435,000 additional shares of Common Stock from the Company. The aggregate offering price of the IPO to the public was $40,600,000 (exclusive of the Underwriters' Option), with proceeds to the Company and selling shareholders, after deduction of the underwriting discount,of $29,946,000 (before deducting offering expenses payable by the Company) and $7,812,000 respectively. The aggregate offering price of the Underwriters' Option exercised was $6,090,000, with proceeds to the Company, after deduction of the underwriting discount, of

$5,663,700 (before deducting offering expenses payable by the Company). The aggregate amount of expenses incurred by the Company in connection with the issuance and distribution of the shares of Common Stock offered and sold in the IPO were approximately $3.6 million, including $2.7 million in underwriting discounts and commissions and $950,000 in other offering expenses.

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

ITEM 6. SELECTED FINANCIAL DATA

                                                                                         FISCAL YEAR ENDED
                                                                     ------------------------------------------------------------
                                                                     DEC. 31,    DEC. 31,      DEC. 28,      DEC. 30,    DEC. 31,
                                                                       1998        1997          1996          1995        1994
                                                                     --------    --------      --------      --------    --------
                                                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)

STATEMENT OF OPERATIONS DATA:
Revenues:
    License revenues ...........................................     $ 33,030    $ 17,345      $  7,845      $  3,443    $   3,416
    Service revenues ...........................................        6,451       2,225         1,162           912          649
                                                                     --------    --------      --------      --------    ---------
        Total revenues .........................................       39,481      19,570         9,007         4,355        4,065
Cost of revenues ...............................................        4,596       2,874         1,957         1,164        1,941
                                                                     --------    --------      --------      --------    ---------
Gross profit ...................................................       34,885      16,696         7,050         3,191        2,124
                                                                     --------    --------      --------      --------    ---------
Operating expenses:
    Research and development ...................................        7,206       4,631         3,933         2,361        2,374
    Sales and marketing ........................................       17,523      10,173         7,040         3,694        3,391
    General and administrative .................................        2,800       2,058         1,177         1,000          751
                                                                     --------    --------      --------      --------    ---------
        Total operating expenses ...............................       27,529      16,862        12,150         7,055        6,516
                                                                     --------    --------      --------      --------    ---------
Operating income (loss) ........................................        7,356        (166)       (5,100)       (3,864)      (4,392)
Other income (expense), net ....................................        2,255         297            45            80           (2)
                                                                     --------    --------      --------      --------    ---------
    Income (loss) from continuing operations ...................        9,611         131        (5,055)       (3,784)      (4,394)
Income (loss) from discontinued
  operations ...................................................           --          --            --            --          117
                                                                     --------    --------      --------      --------    ---------
        Income (loss) before income taxes ......................     $  9,611    $    131      $ (5,055)     $ (3,784)  $  (4,277)
                                                                     --------    --------      --------      --------    ---------
Provision for income taxes .....................................          532          --            --            --           --
                                                                     --------    --------      --------      --------    ---------
Net income (loss) ..............................................     $  9,079    $    131      $ (5,055)     $ (3,784)  $  (4,277)
                                                                     ========    ========      ========      ========    =========
Net income (loss) per common and potential common share:
    Basic ......................................................     $   0.72    $   0.04      $  (6.64)    $   (5.07)   $   (6.34)
    Diluted ....................................................         0.64        0.01         (6.64)        (5.07)       (6.34)
    Pro forma diluted ..........................................         0.64        0.01         (0.57)        (0.84)       (1.42)
Weighted average common and potential common shares outstanding:
    Basic ......................................................       12,642       3,070           761           746          675
    Diluted ....................................................       14,077      11,319           761           746          675
    Pro forma diluted ..........................................       14,077      11,319         8,869         4,507        3,007


                                                                                         FISCAL YEAR ENDED
                                                                     ------------------------------------------------------------
                                                                     DEC. 31,    DEC. 31,      DEC. 28,      DEC. 30,    DEC. 31,
                                                                       1998        1997          1996          1995        1994
                                                                     --------    --------      --------      --------    --------
                                                                                            (IN THOUSANDS)
    BALANCE SHEET DATA:

    Cash and cash equivalents...................                    $ 50,402     $ 36,539      $  1,664      $ 4,397      $ 1,619
    Working capital (deficit)...................                      43,024       32,431        (1,387)       3,316        1,907
    Total assets................................                      55,961       41,914         5,584        6,729        3,989
    Long-term debt, net of current portion......                          --           --           668           --           --
    Redeemable convertible preferred stock......                          --           --        14,478       13,616        7,527
    Total stockholders' equity (deficit)........                      45,745       34,483       (15,035)      (9,126)      (4,716)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information appearing under the caption, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 1998 Annual Report to Stockholders is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments. The Company does not invest in derivative financial instruments, other financial instruments or derivative commodity instruments for which fair value disclosure would be required under SFAS No.
107. All of the Company's investments are in investment grade securities with high credit ratings of relatively short duration that trade in highly liquid markets and are carried at fair value on the Company's books. Accordingly, the Company has no quantitative information concerning the market risk of participating in such investments.

     Primary Market Risk Exposures. The Company's primary market risk exposure is in the area of interest rate risk. The Company's investment portfolio of cash equivalents is subject to interest rate fluctuations, but the Company believes this risk is immaterial due to the short-term nature of these investments. Substantially all of the Company's business outside the United States is conducted in U.S. dollar-denominated transactions, whereas the Company's operating expenses in its international branches are denominated in local currency. The Company has no foreign exchange contracts, option contracts or other foreign hedging arrangements. The Company believes that the operating expenses of its foreign operations are immaterial, and therefore any associated market risk is unlikely to have a material adverse effect on the Company's business, results of operations or financial condition.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Company's financial statements together with the related notes and the report of Arthur Andersen LLP, independent accountants, are set forth beginning on page F-1 of Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND OFFICERS OF THE REGISTRANT

     The information under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" as set forth in the Company's proxy statement for its annual stockholders' meeting to be held April 27, 1999 is incorporated herein by reference.

     The information concerning officers is included in Part I, Item 1A under the caption "Executive Officers".

ITEM 11. EXECUTIVE COMPENSATION

     The information under the caption "Executive Compensation" as set forth in the Company's proxy statement for its annual stockholders' meeting to be held April 27, 1999 is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information under the caption "Securities Ownership of Certain Beneficial Owners and Management" as set forth in the Company's proxy statement for its annual stockholders' meeting to be held April 27, 1999 is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Not applicable.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this Form:

     1.  Financial Statements:                                                    Page Number
     Report of Independent Public Accountants                                         F-1
     Balance Sheets:
       December 31, 1998 and December 31, 1997                                        F-2
     Statements of Operations:
       Years ended December 31, 1998, December 31, 1997 and December 28, 1996         F-3
     Statements of Redeemable Convertible
       Preferred Stock and Stockholders' Equity (Deficit):
       Years ended December 31, 1998, December 31, 1997 and December 28, 1996         F-4
     Statements of Cash Flows:
      Years ended December 31, 1998, December 31, 1997 and December 28, 1996          F-5
     Notes to the Financial Statements                                                F-6

     2.   Financial Statement Schedules

     Schedule II - Valuation and Qualifying Accounts
      Included in Item 12 of Notes to the Financial Statements

     3.  Exhibits:

     See Index to Exhibits. The Exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of this report.

(b)  Reports on Form 8-K:
     None

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of
Concord Communications, Inc.:

We have audited the accompanying balance sheets of Concord Communications, Inc. (a Massachusetts corporation) as of December 31, 1998 and December 31, 1997, and the related statements of operations, redeemable convertible preferred stock and stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Concord Communications, Inc. as of December 31, 1998 and December 31, 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.



                                                           Arthur Andersen LLP



Boston, Massachusetts
January 15, 1999

                          CONCORD COMMUNICATIONS, INC.

                                 BALANCE SHEETS

                                                                             DECEMBER 31,          DECEMBER 31,
                                                                                 1998                 1997
                                                                             ----------------------------------

                                                  ASSETS

 Current Assets:
     Cash, cash equivalents and marketable securities................        $ 50,402,029          $ 36,539,303
     Accounts receivable, net of allowance of approximately
       $450,000 and $280,000 in 1998 and 1997, respectively..........           5,048,879             3,040,850
     Prepaid expenses and other current assets.......................             509,805               282,311
                                                                             ------------          ------------
         Total current assets........................................          55,960,713            39,862,464
                                                                             ------------          ------------
 Equipment and Improvements, at cost:
     Equipment.......................................................           3,701,266             6,473,305
     Leasehold improvements..........................................             385,128                85,957
                                                                             ------------          ------------
                                                                                4,086,394             6,559,262
     Less-- Accumulated depreciation and amortization................           1,365,222             4,507,737
                                                                             ------------          ------------
                                                                                2,721,172             2,051,525
                                                                             ------------          ------------
                                                                             $ 58,681,885          $ 41,913,989
                                                                             ============          ============

               LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK
                       AND STOCKHOLDERS' EQUITY (DEFICIT)

 Current Liabilities:
     Accounts payable................................................        $  3,553,673          $  1,764,580
     Accrued expenses................................................           4,086,983             3,368,585
     Deferred revenue................................................           5,296,469             2,298,092
                                                                             ------------          ------------
         Total current liabilities...................................          12,937,125             7,431,257
                                                                             ------------          ------------
 Commitments and Contingencies (Note 8)
 Stockholders' Equity
      Preferred Stock, $.01 par value --
        Authorized -- 1,000,000 shares
        Issued and outstanding-- None                                                   -                     -
     Common stock, $.01 par value--
       Authorized -- 50,000,000 shares
       Issued and outstanding -- 13,040,374 and 12,019,188 shares,
       in 1998 and 1997 respectively.................................             130,405               120,193
     Additional paid-in capital......................................          69,938,129            67,942,708

     Deferred compensation...........................................            (101,189)             (149,157)

     Unrealized gains on marketable securities.......................             149,606                19,750

     Accumulated deficit.............................................         (24,372,191)         $(33,450,762)
                                                                             ------------          ------------

         Total stockholders' equity .................................          45,744,760            34,482,732
                                                                             ------------          ------------

                                                                             $ 58,681,885          $ 41,913,989
                                                                             ============          ============






  The accompanying notes are an integral part of these financial statements.

                          CONCORD COMMUNICATIONS, INC.

                            STATEMENTS OF OPERATIONS

                                                                              YEAR ENDED
                                                           --------------------------------------------------
                                                            DECEMBER 31,      DECEMBER 31,       DECEMBER 28,
                                                                1998              1997               1996
                                                           -------------      ------------       ------------
             Revenues:
                  License revenues...................      $  33,030,296     $  17,344,307      $   7,844,523
                  Service revenues...................          6,451,033         2,225,287          1,162,242
                                                           -------------     -------------      -------------
                       Total revenues................         39,481,329        19,569,594          9,006,765
             Cost of Revenues........................          4,596,314         2,873,840          1,956,889
                                                           -------------     -------------      -------------
                       Gross profit..................         34,885,015        16,695,754          7,049,876
                                                           -------------     -------------      -------------
             Operating Expenses:
                  Research and development...........          7,206,399         4,630,560          3,933,483
                  Sales and marketing................         17,522,653        10,173,182          7,039,662
                  General and administrative.........          2,799,924         2,058,402          1,176,938
                                                           -------------     -------------      -------------
                  Total operating expenses...........         27,528,976        16,862,144         12,150,083
                                                           -------------     -------------      -------------
                       Operating income (loss).......          7,356,039          (166,390)        (5,100,207)
                                                           -------------     -------------      -------------
             Other Income (Expense):
                  Interest income....................          2,320,897           419,733             79,832
                  Interest expense...................               (514)         (126,836)           (48,564)
                  Other..............................            (65,251)            4,248             14,076
                                                           -------------     -------------      -------------
                       Total other income, net.......          2,255,132           297,145             45,344
                                                           -------------     -------------      -------------
                       Income (loss) before income taxes       9,611,171           130,755         (5,054,863)
                                                           -------------     -------------      -------------
             Provision for income taxes..............            532,600                 -                  -
                                                           -------------     -------------      -------------

                       Net income (loss).............      $   9,078,571     $     130,755      $  (5,054,863)
                                                           =============     =============      =============

             Net income (loss) per common and potential
             common share:
               Basic                                       $        0.72     $        0.04      $       (6.64)
                                                           =============     =============      =============
               Diluted                                     $        0.64     $        0.01      $       (6.64)
                                                           =============     =============      =============
               Pro forma diluted                           $        0.64     $        0.01      $       (0.57)
                                                           =============     =============      =============

             Weighted average common and potential
             common shares outstanding:
               Basic                                          12,642,247         3,069,667            760,971
                                                           =============     =============      =============
               Diluted                                        14,076,990        11,319,479            760,971
                                                           =============     =============      =============
               Pro forma diluted                              14,076,990        11,319,479          8,869,229
                                                           =============     =============      =============


   The accompanying notes are an integral part of these financial statements.

                          CONCORD COMMUNICATIONS, INC.

              STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK
                       AND STOCKHOLDERS' EQUITY (DEFICIT)




                                                       REDEEMABLE CONVERTIBLE PREFERRED STOCK
                                            ------------------------------------------------------------
                                            SERIES A                              SERIES A-1
                                            ------------------------------------------------------------
                                             NUMBER         REDEMPTION            NUMBER      REDEMPTION
                                            OF SHARES          VALUE            OF SHARES        VALUE
                                            ---------       ----------          ---------     ----------

BALANCE, DECEMBER 30, 1995..............    1,940,863      $  8,893,639           36,070      $ 169,399
 Accretion of dividends on
   preferred stock .....................           --           533,867               --          9,707
 Exercise of stock options .............           --                --               --             --
 Net loss ..............................           --                --               --             --
                                          --------------------------------------------------------------
BALANCE, DECEMBER 28, 1996 .............    1,940,863         9,427,506           36,070        179,106
Issuance of common stock,  net of
   issuance costs of $ 955,359 .........           --                --               --             --
Accretion of dividends on
   preferred stock .....................           --           277,156               --          5,151
Conversion of redeemable
   convertible  preferred stock  to
     common stock ......................   (1,940,863)       (9,704,662)         (36,070)      (184,257)
 Exercise of stock options .............           --                --               --             --
 Deferred compensation related to
   grants of stock options .............           --                --               --             --
 Amortization of deferred
   compensation related to grants
   of stock options  ...................           --                --               --             --
Unrealized gains on available-for-
   sale securities .....................           --                --               --             --
 Net income ............................           --                --               --             --
                                          --------------------------------------------------------------
  Comprehensive Income .................
BALANCE, DECEMBER 31, 1997 .............           --                --               --             --
 Shares issued in connection with
    employee stock plans ...............           --                --               --             --
 Tax Benefit associated with employee
    stock options ......................           --                --               --             --
 Amortization of deferred
   compensation related to grants
   of stock options  ...................           --                --               --             --
Unrealized gains on available-for-
   sale securities .....................           --                --               --             --
 Net income ............................           --                --               --             --
                                          --------------------------------------------------------------
  Comprehensive Income

BALANCE, DECEMBER 31, 1998 .............           --      $         --               --      $      --
                                           ==========      ============          =======      =========



                                               REDEEMABLE CONVERTIBLE PREFERRED STOCK            STOCKHOLDERS' EQUITY
                                                                                                       (DEFICIT)
                                          ------------------------------------------------------------------------------
                                                       SERIES B                                      COMMON STOCK
                                          ------------------------------------------------------------------------------
                                              NUMBER         REDEMPTION                           NUMBER          $.01
                                            OF SHARES          VALUE             TOTAL          OF SHARES      PAR VALUE
                                          ------------      -----------      ------------       ---------      ---------

BALANCE, DECEMBER 30, 1995 .............     4,460,789      $ 4,552,617      $ 13,615,655          760,345      $  7,603
 Accretion of dividends on
   preferred stock .....................            --          318,500           862,074               --            --
 Exercise of stock options .............            --               --                --           84,137           842
 Net loss ..............................            --               --                --               --            --
                                          ------------------------------------------------------------------------------
BALANCE, DECEMBER 28, 1996 .............     4,460,789        4,871,117        14,477,729          844,482         8,445
Issuance of common stock,  net of
   issuance costs of $ 955,359 .........            --               --                --        2,735,000        27,350
Accretion of dividends on
   preferred stock .....................            --          159,250           441,557               --            --
Conversion of redeemable
   convertible  preferred stock  to
     common stock ......................    (4,460,789)      (5,030,367)      (14,919,286)       8,108,258        81,083
 Exercise of stock options .............            --               --                --          331,448         3,315
 Deferred compensation related to
   grants of stock options  ............            --               --                --               --            --
 Amortization of deferred
   compensation related to grants
   of stock options ....................            --               --                --               --            --
Unrealized gains on available-for-
   sale securities .....................            --               --                --               --            --
 Net income ............................            --               --                --               --            --
                                          ------------------------------------------------------------------------------
  Comprehensive Income .................
BALANCE, DECEMBER 31, 1997 .............                                                        12,019,188       120,193
 Shares issued in connection with
    employee stock plans ...............            --               --                --        1,021,186        10,212
 Tax Benefit associated with employee
    stock options ......................            --               --                --               --            --
 Amortization of deferred
   compensation related to grants
   of stock options ....................            --               --                --               --            --
Unrealized gains on available-for-
   sale securities .....................            --               --                --               --            --
 Net income ............................            --               --                --               --            --
                                          ------------------------------------------------------------------------------
  Comprehensive Income .................

BALANCE, DECEMBER 31, 1998 .............                     $                $                 13,040,374      $130,405
                                          ============       ==========       ===========       ==========      ========



                                                                    STOCKHOLDERS' EQUITY (DEFICIT)
                                          ---------------------------------------------------------------------------------
                                                                               UNREALIZED                      ACCUMULATED
                                          ADDITIONAL                             GAIN ON                          OTHER
                                            PAID-IN             DEFERRED       MARKETABLE      ACCUMULATED    COMPREHENSIVE
                                            CAPITAL          COMPENSATION      SECURITIES        DEFICIT          INCOME
                                          -----------        -------------     ----------      -----------    -------------

BALANCE, DECEMBER 30, 1995 .............  $18,089,332       $      --          $     --       $(27,223,023)    $     --
 Accretion of dividends on
   preferred stock .....................           --              --                --           (862,074)          --
 Exercise of stock options .............        7,713              --                --                 --           --
 Net loss ..............................           --              --                --         (5,054,863)          --
                                          ---------------------------------------------------------------------------------
BALANCE, DECEMBER 28, 1996 .............   18,097,045              --                --        (33,139,960)          --
Issuance of common stock,  net of
   issuance costs of $ 955,359 .........   34,626,991              --                --                 --           --
Accretion of dividends on
   preferred stock .....................           --              --                --           (441,557)          --
Conversion of redeemable
   convertible  preferred stock  to
     common stock ......................   14,838,203              --                --                 --           --
 Exercise of stock options .............      188,594              --                --                 --           --
 Deferred compensation related to
   grants of stock options .............      191,875        (191,875)               --                 --           --
 Amortization of deferred
   compensation related to grants
   of stock options ....................           --          42,718                --                 --           --
Unrealized gains on available-for-
   sale securities .....................           --              --            19,750                 --       19,750
 Net income ............................           --              --                --            130,755           --
                                          ---------------------------------------------------------------------------------
  Comprehensive Income .................                                                                         19,750
BALANCE, DECEMBER 31, 1997 .............   67,942,708        (149,157)           19,750        (33,450,762)          --
 Shares issued in connection with
    employee stock plans ...............    1,495,421              --                --                 --           --
 Tax Benefit associated with employee
    stock options ......................      500,000              --                --                 --           --
 Amortization of deferred
   compensation related to grants
   of stock options ....................           --          47,968                --                 --           --
Unrealized gains on available-for-
   sale securities .....................           --              --           129,856                 --      129,856
 Net income ............................           --              --                --             78,571           --
                                          ---------------------------------------------------------------------------------
  Comprehensive Income .................                                                                       $149,606
                                                                                                               ========
BALANCE, DECEMBER 31, 1998 .............  $69,938,129       $(101,189)         $149,606       $(24,372,191)
                                          ===========       =========          ========       ============





                                          STOCKHOLDERS' EQUITY (DEFICIT)
                                          ------------------------------


                                                          COMPREHENSIVE
                                              TOTAL           INCOME
                                          ------------    -------------

BALANCE, DECEMBER 30, 1995 .............  $ (9,126,088)    $       --
 Accretion of dividends on
   preferred stock .....................      (862,074)            --
 Exercise of stock options .............         8,555             --
 Net loss ..............................    (5,054,863)            --
                                          ---------------------------
BALANCE, DECEMBER 28, 1996 .............   (15,034,470)            --
Issuance of common stock,  net of
   issuance costs of $ 955,359 .........    34,654,341             --
Accretion of dividends on
   preferred stock .....................      (441,557)            --
Conversion of redeemable
   convertible  preferred stock  to
     common stock ......................    14,919,286             --
 Exercise of stock options .............       191,909             --
 Deferred compensation related to
   grants of stock options .............            --             --
 Amortization of deferred
   compensation related to grants
   of stock options ....................        42,718             --
Unrealized gains on available-for-                             19,750
   sale securities .....................        19,750
 Net income ............................       130,755        130,755
                                          ---------------------------
  Comprehensive Income .................                      150,505
BALANCE, DECEMBER 31, 1997 .............    34,482,732             --
 Shares issued in connection with
    employee stock plans ...............     1,505,633             --
 Tax Benefit associated with employee
    stock options ......................       500,000             --
 Amortization of deferred
   compensation related to grants
   of stock options ....................        47,968             --
Unrealized gains on available-for-
   sale securities .....................       129,856        129,856
 Net income ............................     9,078,571      9,078,571
                                          ---------------------------
  Comprehensive Income .................                   $9,208,427
                                                           ==========
BALANCE, DECEMBER 31, 1998 .............  $ 45,744,760
                                          ============


The accompanying notes are an integral part of these financial statements.

                          CONCORD COMMUNICATIONS, INC.

                            STATEMENTS OF CASH FLOWS

                                                                              YEAR ENDED
                                                           -------------------------------------------------
                                                           DECEMBER 31,      DECEMBER 31,       DECEMBER 28,
                                                               1998              1997               1996
                                                           ------------      -------------      ------------

Cash Flows from Operating Activities:

    Net income (loss) ................................     $  9,078,571      $     130,755      $(5,054,863)
    Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities --
      Depreciation and amortization ..................          873,368            592,936          409,484
      Changes in current assets and liabilities--
         Accounts receivable .........................       (2,008,028)          (767,595)      (1,254,453)
         Prepaid expenses and other current assets ...         (227,495)          (133,377)          (8,472)
         Accounts payable ............................        1,789,093            204,268          373,464
         Accrued expenses ............................        1,580,409          1,043,658        1,646,087
         Deferred revenue ............................        2,998,377            966,801          957,625
                                                           ------------      -------------      -----------
           Net cash  provided by (used in) operating
            activities ...............................       14,084,295          2,037,446       (2,931,128)
                                                           ------------      -------------      -----------

Cash Flows from Investing Activities:
  Purchases of equipment and improvements ............       (1,857,058)        (1,103,537)        (734,571)
  Purchases of investments in marketable securities ..      (53,139,637)      (116,402,905)              --
  Sales of investments in marketable securities ......       42,712,930         87,741,538               --
                                                           ------------      -------------      -----------
           Net cash used in investing activities .....      (12,283,765)       (29,764,904)        (734,571)
                                                           ------------      -------------      -----------

Cash Flows from Financing Activities:
  Proceeds from bank borrowings ......................               --            583,707          924,502
  Repayments of bank borrowings ......................               --         (1,508,209)              --
  Proceeds from issuance of common stock .............               --         34,654,341               --
  Proceeds from shares issued in connection with
   employee stock plans ..............................        1,505,633            191,909            8,555
                                                           ------------      -------------      -----------
           Net cash provided by financing activities..        1,505,633         33,921,748          933,057
                                                           ------------      -------------      -----------

Net Increase (Decrease) in Cash and Cash Equivalents..        3,306,163          6,194,290       (2,732,642)
Cash and Cash Equivalents, beginning of year .........        7,858,186          1,663,896        4,396,538
                                                           ------------      -------------      -----------
Cash and Cash Equivalents, end of year ...............     $ 11,164,349      $   7,858,186      $ 1,663,896
                                                           ============      =============      ===========

Supplemental Disclosure of Cash Flow Information:
  Cash paid for interest .............................     $         --      $     126,836      $    48,564
                                                           ============      =============      ===========
  Cash paid for taxes ................................     $     46,159      $       1,539      $        --
                                                           ============      =============      ===========


Supplemental Disclosure of Noncash Transactions:
  Accretion of dividends on preferred stock ..........     $         --      $     441,557      $   862,074
                                                           ============      =============      ===========
  Deferred compensation related to grants of stock
    options ..........................................     $         --      $     191,875      $        --
                                                                             =============      ===========
  Conversion of redeemable convertible preferred stock
    to common stock ..................................     $         --      $  14,919,286      $        --
                                                           ============      =============      ===========
  Unrealized gain on available-for-sale securities ...     $    129,856      $      19,750      $        --
                                                           ============      =============      ===========
  Tax benefit associated with employee stock options..     $    500,000      $          --      $        --
                                                           ============      =============      ===========
  Retirement of fully depreciated fixed assets .......     $  4,330,000      $          --      $        --
                                                           ============      =============      ===========

The accompanying notes are an integral part of these financial statements.

                          CONCORD COMMUNICATIONS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1998

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

(a)  Fiscal Year-End

     Through fiscal 1996, the Company's fiscal year was the 52- or 53-week period ended on the Saturday closest to December 31. References to 1996 are for the 52-week period ended December 28, 1996. Beginning in 1997, the Company has changed to a calendar year-end.

(b)  Cash, Cash Equivalents and Marketable Securities

     The Company follows the provisions of Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company has classified its cash equivalents and marketable securities as available-for-sale and recorded them at fair value, with the unrealized gains and losses reported as a separate component of stockholders' equity. The Company considers cash and highly liquid investments, purchased with an original maturity of 90 days or less, to be cash and cash equivalents. Cash and cash equivalents are $11,164,349 and $7,858,186 at December 31, 1998 and December 31, 1997.

(c)  Revenue Recognition

     The Company's revenues consist of software license revenues and service revenues. Software license revenues for periods subsequent to December 31, 1997, are recognized in accordance with the American Institute of Certified Public Accountants' Statement of Position ("SOP") 97-2, Software Revenue Recognition. Under SOP 97-2, software license revenues are recognized upon execution of a contract and delivery of software, provided that the license fee is fixed and determinable, no significant production, modification or customization of the software is required and collection is considered probable by management. For periods prior to December 31, 1997, software license revenues were recognized in accordance with SOP 91-1, Software Revenue Recognition. Under SOP 91-1, software license revenues were recognized upon execution of a contract and shipment of the software, provided that no significant vendor obligations remained outstanding, amounts were due within one year and collection was considered probable by management. The application of SOP 97-2 did not have any impact on the Company's consolidated financial statements for the year ended December 31, 1998. In 1999, software license revenues will be recognized in accordance with SOP 97-2, as modified by SOP 98-9, Modification of SOP 97-2,Software Revenue Recognition with respect to Certain Transactions. The Company believes it is currently in compliance with SOP 97-2, as modified by SOP 98-9. Service revenues are recognized as the services are performed. Maintenance revenues are derived from customer support agreements generally entered into in connection with initial license sales and subsequent renewals. Maintenance revenues are recognized ratably over the term of the maintenance period. Payments for maintenance fees are generally made in advance.

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

(f)  Concentration of Credit Risk and Significant Customers

     SFAS No. 105, Disclosure of Information About Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk, requires disclosure of any significant off-balance-sheet and credit risk concentrations. The Company has no significant off-balance-sheet concentration of credit risk such as foreign exchange contracts, option contracts or other foreign hedging arrangements. The Company maintains its cash, cash equivalent and marketable securities with established financial institutions. The Company does not believe it has accounts receivable collection risk in excess of existing reserves. For the years ended December 31, 1998, December 31, 1997 and December 28, 1996, no individual customer accounted for more than 10% of revenue.

(g)  Software Development Costs

     SFAS No. 86, Accounting for the Costs of Computer Software To Be Sold, Leased or Otherwise Marketed, requires the capitalization of certain computer software development costs incurred after technological feasibility is established. The Company believes that once technological feasibility of a software product has been established, the additional development costs incurred to bring the product to a commercially acceptable level are not significant. There were no capitalized software development costs at December 31, 1998 and December 31, 1997.

(h)  Net Income (Loss) per Share

     In 1997, the Company adopted SFAS No. 128, Earnings Per Share, effective December 15, 1997. SFAS No. 128 establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. The Company has applied the provisions of SFAS No. 128 retroactively to all periods presented. In accordance with Staff Accounting Bulletin (SAB) No. 98, the Company has determined that there were no nominal issuances of common stock or potential common stock in the period prior to the Company's initial public offering (IPO). The dilutive effect of potential common shares in 1998 consisting of outstanding stock options and in 1997 consisting of outstanding stock options and redeemable convertible preferred stock, is determined using the treasury method and the if-converted method, respectively, in accordance with SFAS No. 128. Diluted weighted average shares outstanding for 1996 excludes the potential common shares from stock options and redeemable convertible preferred stock outstanding because to do so would have been antidilutive for the years presented. Pro forma diluted net income (loss) per common and potential common share assumes that all series of redeemable convertible preferred stock had been converted to common stock as of the original issuance dates. Calculations of basic, diluted and pro forma diluted net income (loss) per common share and potential common share are as follows:

                                                           1998            1997            1996
                                                           ----            ----            ----

Net income (loss) ................................     $ 9,078,571     $   130,755     $(5,054,863)
                                                       -----------     -----------     -----------

 Weighted average common shares
   outstanding ...................................      12,642,247       3,069,667         760,971
 Potential common shares pursuant
   to stock options ..............................       1,434,743       1,830,774              --
 Potential common shares pursuant to conversion of
   redeemable convertible preferred stock ........              --       6,419,038              --
                                                       -----------     -----------     -----------
 Diluted weighted average shares .................      14,076,990      11,319,479         760,971

 Pro forma conversion of redeemable
   convertible preferred stock ...................              --              --       8,108,258
                                                       -----------     -----------     -----------
 Pro forma diluted weighted average
   shares outstanding ............................      14,076,990      11,319,479       8,869,229
                                                       -----------     -----------     -----------

Basic net income (loss) per common share .........     $      0.72     $      0.04     $     (6.64)
                                                       ===========     ===========     ===========
 Diluted net income (loss) per common
   and potential common share ....................     $      0.64     $      0.01     $     (6.64)
                                                       ===========     ===========     ===========
 Pro forma diluted net income (loss) per
   common and potential common share .............     $      0.64     $      0.01     $     (0.57)
                                                       ===========     ===========     ===========


(2)  MARKETABLE SECURITIES

     It is the Company's intent to maintain a liquid investment portfolio to support current operations and to take advantage of investment opportunities; therefore, all marketable securities are considered to be available-for-sale and are classified as current assets. The amortized cost, unrealized gains (losses) and fair value of marketable securities available-for-sale as of December 31, 1998 with maturity dates from January 1, 1999 through September 15, 2003, are as follows:

                                   AMORTIZED COST     UNREALIZED GAINS (LOSSES)      FAIR VALUE
                                   --------------     ------------------------       -----------
US government obligations            $ 9,423,374             $    11,559             $ 9,434,933
Corporate bonds and notes             31,949,720                 138,047              32,087,767
                                     -----------             -----------             -----------
                                      41,373,094                 149,606              41,522,700
Less:  Amounts classified as
  cash-equivalents                     2,285,020                      --               2,285,020
                                     -----------             -----------             -----------
Available-for-sale
  marketable securities              $39,088,074             $   149,606             $39,237,680
                                     ===========             ===========             ===========

     The amortized cost, unrealized gains (losses) and fair value of marketable securities available-for-sale as of December 31, 1997 with maturity dates from January 1, 1998 through December 1, 2000, are as follows:

                              AMORTIZED COST        UNREALIZED GAINS (LOSSES)         FAIR VALUE
                              --------------        ------------------------          -----------
US government obligations       $ 7,450,812               $       (924)               $ 7,449,888
Corporate bonds and notes        22,317,923                     22,455                 22,340,378
Asset-backed securities           5,402,979                     (1,781)                 5,401,198
                                -----------               ------------                -----------
                                 35,171,714                     19,750                 35,191,464
Less: Amounts classified as
  cash-equivalents                6,510,435                        (88)                 6,510,347
                                -----------               ------------                -----------
Available-for-sale
  marketable securities         $28,661,279               $     19,838                $28,681,117
                                ===========               ============                ===========

(3)  LINE OF CREDIT AND LONG-TERM DEBT

     During 1996, the Company entered into an agreement for an equipment line of credit in the amount of $1.0 million (the "Equipment Line") with Silicon Valley Bank. The Equipment Line, as amended, bore interest at the bank's prime plus 2% and was collateralized by substantially all of the Company's assets. In December 1997, the Company paid off all outstanding principal and interest due under this agreement.

     The Company had a revolving working capital line of credit with Silicon Valley Bank. Borrowings outstanding under the line were limited to the lesser of $2.5 million or 90% of eligible accounts receivable. The Company's line of credit expired on April 2, 1998. The Company also entered into a new equipment line of credit with Fleet National Bank during June of 1997 for up to $1.0 million. In December, 1997, the Company paid off all outstanding principal and interest under this agreement.

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

(5)  PREFERRED STOCK

     In connection with the IPO, the Company's redeemable convertible preferred stock was converted into 8,108,258 shares of common stock. Thereafter, the Company's certificate of incorporation was amended to authorize 1,000,000 shares of preferred stock in one or more series and to fix or alter the designations, preferences, rights and any qualifications, limitations or restrictions of the shares of each such series thereof, including the dividend rights and rates, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences and the number of shares constituting any series or designation of such series. At December 31, 1998, the Company has no issued or outstanding shares of preferred stock.

(6)  STOCK OPTION PLANS

     In 1995, the Company's Board of Directors (the Board) approved the 1995 Stock Plan, which provides for the granting of incentive stock options (ISOs) and nonqualified stock options. Prior to the adoption of the 1995 Stock Plan, the Board granted options under the 1982 Employee Incentive Stock Option Plan, the 1986 Nonqualified Stock Option Plan and the 1986 Stock Plan. Following the completion of the IPO, the Company adopted the 1997 Stock Plan, the 1997 Employee Stock Purchase Plan and the 1997 Nonemployee Director Stock Option Plan, for which the Company reserved 750,000, 375,000 and 95,000 shares of common stock, respectively, for future issuance. In April 1998, the Shareholders approved the amended 1997 Stock Plan to increase the aggregate number of shares of Common Stock reserved for issuance thereunder by 750,000 shares to 1,500,000 shares and to make certain minor modifications.

     Under the 1995 and 1997 Stock Plans (the Plans), the Company may issue options to purchase up to 2,519,239 shares of common stock, of which 845,450 options are available for grant as of December 31, 1998. ISOs may be granted at an exercise price not less than the fair market value per share of common stock on the date of grant, as determined by the Board. The price per share relating to each nonqualified option granted under the Plans shall not be less than the lesser of (i) the book value per share of common stock as of the end of the Company's fiscal year immediately preceding the date of grant or (ii) 50% of the fair market value per share of common stock on the date of grant. Vesting of the options is determined by the Board, and the options expire 8 years from the date of grant. An employee may convert his or her unexercised ISOs into nonqualified options at any time prior to the expiration of such ISOs.

     In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, Accounting for Stock-Based Compensation, which requires the measurement of the fair value of stock options or warrants to be included in the statement of operations or disclosed in the notes to the financial statements. As permitted by SFAS No. 123, the Company will continue to account for stock-based compensation for employees under Accounting Principles Board Opinion No. 25 and has elected the disclosure-only alternative under SFAS No. 123 for options granted using the Black-Scholes option pricing model prescribed by SFAS No. 123. The weighted average fair value per share of options granted during 1998, 1997 and 1996 was $31.08, $5.64 and $.17, respectively. The weighted average assumptions are as follows:

                                                                                    1998        1997         1996
                                                                                  -------    ----------    -------

                         Risk-free interest rate.........................          6.0%      5.1 - 6.0%      6.3%
                         Expected dividend yield.........................           --           --          --
                         Expected lives..................................         7 years      7 years     7 years
                         Expected volatility.............................           80%          80%         80%

     Had compensation cost for these plans been determined consistent with SFAS No. 123, the Company's net income (loss) and basic, diluted and pro forma diluted net income (loss) per common and potential common share would have been as follows:

                                                1998           1997            1996
                                             ----------     ----------     ------------
Net income (loss),  as reported ...........  $9,078,571     $ 130,755      $(5,054,863)
                                             ==========     =========      ===========
Net income (loss),  pro forma .............  $6,260,432     $(320,629)     $(5,105,339)
                                             ==========     =========      ===========
Net income (loss) per share, as reported

  Basic ...................................  $     0.72     $    0.04      $    (6.64)
                                             ==========     =========      ==========
  Diluted .................................  $     0.64     $    0.01      $    (6.64)
                                             ==========     =========      ==========
  Pro forma diluted .......................  $     0.64     $    0.01      $    (0.57)
                                             ==========     =========      ==========

Net income (loss) per share,  pro forma

  Basic ...................................  $     0.50     $   (0.10)     $    (6.71)
                                             ==========     =========      ==========
  Diluted .................................  $     0.44     $   (0.03)     $    (6.71)
                                             ==========     =========      ==========
  Pro forma diluted .......................  $     0.44     $   (0.03)     $    (0.58)
                                             ==========     =========      ==========

     Because the method prescribed by SFAS No. 123 has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation may not be representative of that to be expected in future years.

     The following table summarizes information about options outstanding at December 31, 1998:

                                          OPTIONS OUTSTANDING                         OPTIONS EXERCISABLE
                       -------------------------------------------------------   -----------------------------
                                        WEIGHTED AVERAGE      WEIGHTED AVERAGE                WEIGHTED AVERAGE
        RANGE OF         NUMBER            REMAINING           EXERCISE PRICE       NUMBER     EXERCISE PRICE
     EXERCISE PRICE    OUTSTANDING      CONTRACTUAL LIFE          PER SHARE      OUTSTANDING      PER SHARE
     --------------    -----------      ----------------      ----------------   -----------  ----------------

     $   .10 - 1.90      735,553             5.40                  $  .62          100,831          $  .58
       4.10 - 10.00      207,722             6.32                    4.71           35,212            4.53
      17.06 - 24.75      625,014             7.11                   20.42           28,914           19.46
      25.19 - 56.75      105,500             7.70                   36.23               --
                       ---------                                                   -------
                       1,673,789                                                   164,957
                       =========                                                   =======

     The following schedule summarizes the activity under the stock option plans for the three-year period ended December 31, 1998:

                                                                   WEIGHTED AVERAGE
                                       NUMBER OF        PRICE PER       PRICE
                                        SHARES            SHARE       PER SHARE
                                      ----------     ------------- ----------------
Outstanding at December 30, 1995 ...    426,022                .60        .60
     Granted .......................  1,881,259          .10--1.90        .22
     Exercised .....................    (84,137)          .10--.60        .10
     Terminated ....................   (518,802)          .10--.60        .51
                                      ---------      -------------     ------
Outstanding at December 28, 1996....  1,704,342          .10--1.90        .23
     Granted .......................    784,700        1.90--21.88       7.29
     Exercised .....................   (331,448)         .10--1.90        .58
     Terminated ....................    (26,494)         .10--8.50       2.56
                                      ---------      -------------     ------
Outstanding at December 31, 1997....  2,131,100         .10--21.88       2.76
     Granted .......................    563,750       17.06--56.75      23.71
     Exercised .....................   (984,473)        .10--21.38        .98
     Terminated  ...................    (36,588)        .10--41.00       6.73
                                      ---------      -------------     ------
Outstanding at December 31, 1998 ...  1,673,789      $  .10--56.75     $10.79
                                      =========      =============     ======
Exercisable at December 31, 1998....    164,957      $  .10--21.38     $ 4.73
                                      =========      =============     ======

     In 1997, the Company granted one officer and one director options to purchase in total 143,750 shares of common stock at an exercise price of $1.90 per share. At the date of grant, the estimated fair value per share of the Company's common stock exceeded the exercise price of the options, and accordingly, the Company has recorded deferred compensation of $191,875 related to this difference at the date of grant. For the years ended December 31, 1998 and 1997, the Company has recorded compensation expense of $47,968 and $42,718, respectively, related to these options grants.

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

     The approximate income tax effects of these temporary differences are as follows:

                                                            DECEMBER 31,      DECEMBER 31,
                                                                1998              1997
                                                            ------------      ------------
Net operating loss and federal tax credit
 carryforwards ........................................     $ 12,719,000      $ 10,689,000
Reserves not yet deductible for tax purposes ..........        1,027,000           344,000
Depreciation ..........................................           92,000           101,000
Deferred revenue ......................................        1,373,000           174,000
Capitalized research and development expenses .........        2,088,000         2,284,000
Valuation allowance ...................................      (17,299,000)      (13,592,000)
                                                            ------------      ------------
                                                            $         --      $         --
                                                            ============      ============

     The Company has available net operating loss carryforwards of approximately $27,000,000 and federal research and development tax credit carryforwards of approximately $1,730,000 as of December 31, 1998 to reduce future income tax liabilities. These carryforwards are subject to review and possible adjustment by the appropriate taxing authorities and expire from 1999 through 2013 as follows:

                                                   RESEARCH AND
                      NET OPERATING LOSS         DEVELOPMENT TAX
 FISCAL YEAR             CARRYFORWARDS        CREDIT CARRYFORWARDS
--------------        ------------------      --------------------
1999 ....                 $ 3,358,000              $       --
2000 ....                   3,659,000                      --
2001 ....                   2,870,000               1,252,000
2002-2006                   1,369,000                 150,000
2007-2013                  15,744,000                 328,000
                          -----------              ----------
                          $27,000,000              $1,730,000
                          ===========              ==========

     Pursuant to the Tax Reform Act of 1986, the utilization of net operating loss carryforwards for tax purposes may be subject to an annual limitation if a cumulative change of ownership of more than 50% occurs over a three-year period. As a result of the Company's 1995 preferred stock financings, such a change in ownership has occurred. As a result of this ownership change, the use of the net operating loss carryforwards will be limited. The Company has determined that its initial public offering did not cause another ownership change. The Company has deferred tax assets of approximately $17.3 million comprised primarily of net operating loss carryforwards and research and development credits. The Company has fully reserved for these deferred tax assets by recording a valuation allowance of $17.3 million, as the Company believes that it is more likely than not that it will not be able to realize this asset.

     Pursuant to paragraphs 20 to 25 of Statement of Financial Accounting Standards No. 109, the Company considered both positive and negative evidence in assessing the need for a valuation allowance at December 31, 1997 and 1998. The factors that weighed most heavily on the Company's decision to record a full valuation allowance were (i) the Company's history of losses, (ii) the substantial restrictions on the use of its existing net operation loss (NOL) carryforwards and (iii) the uncertainty of future profitability.

     As a result of the ownership change described above, the future use of approximately $16.6 million of the Company's NOL carryforwards are limited to only $330,000 per year; the substantial majority of such NOL carryforwards will expire before they can be used. Pursuant to the provisions of SFAS No. 109, the Company used all of its remaining unrestricted NOL and credit carryforwards in computing the 1998 tax provision. The Company is also subject to rapid technological change, competition from substantially larger competitors, a limited family of products and other related risks, as more thoroughly described in the "Risk Factors" section of the Company's Form 10-K, for the fiscal year ended December 31, 1998. The Company's limited operating success in late 1997 and 1998 and its dependence on a single product family in an emerging market makes the prediction of future results difficult, if not impossible, especially in the highly competitive software industry. As a result, the Company found the evidence described above to be the most reliable objective evidence available in determining that a full valuation allowance against its tax assets would be necessary.

     The Company's net operating loss deferred tax asset includes approximately $4.3 million pertaining to the benefit associated with the exercise and subsequent disqualifying disposition of incentive stock options by the Company's employees. When and if the Company realizes this asset, the resulting change in the valuation allowance will be credited directly to additional paid-in capital, pursuant to the provisions of SFAS No. 109.

     The difference between the Company's 1998 effective tax rate of approximately 5.5% and the applicable statutory rate can be attributed to the use of the NOL and credit carryforwards described above. In addition, the Company received a tax benefit of approximately $500,000 pursuant to the exercise of employee stock options. The Company recorded this benefit as a component of additional paid in capital.

(8)  COMMITMENTS AND CONTINGENCIES

(a)  Leases

     The Company leases facilities under an operating lease that expires in September 2003. The approximate future minimum rental payments under this lease, as amended, are as follows:

                                                                        AMOUNT
                                                                      ----------
           1999..................................................     $  619,000
           2000..................................................        684,000
           2001..................................................        698,000
           2002..................................................        373,000
           2003..................................................         25,000
                                                                      ----------
                                                                      $2,399,000
                                                                      ==========

     Rent expense was approximately $464,000, $346,000 and $244,000 for the years ended December 31, 1998, December 31, 1997 and December 28, 1996, respectively.

(b)  Royalties

     The Company has entered into several software license agreements that provide the Company with exclusive worldwide licenses to distribute or utilize certain patented computer software. The Company is required to pay royalties on all related sales. Under one software license agreement, as amended, the Company is obligated to make minimum quarterly royalty payments from 1995 through 1999. The minimum payments are noncancelable and nonrefundable, but any minimum payments in excess of amounts due for actual license sales in any quarter may be used as a credit against future royalty fees in excess of the specified minimum payments. The minimum royalty payment due under this agreement for 1999 is $450,000.

     Royalty expense under royalty agreements was approximately $665,000, $903,000 and $735,000 for fiscal 1998, 1997 and 1996, respectively.

(c)  Legal Proceedings

     From time to time, the Company may be exposed to litigation relating to its products and operations. The Company is not engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on the Company's financial conditions or results of operations.

(9)  ACCRUED EXPENSES

     Accrued expenses consist of the following:

                                                                               DECEMBER 31,       DECEMBER 31,
                                                                                  1998                1997
                                                                               ------------       ------------
      Payroll and payroll-related...........................................    $1,268,845         $  681,923
      Royalties.............................................................       412,656            372,853
      Outside commissions...................................................       568,450            143,543
      Customer deposits.....................................................       254,340          1,085,521
      Other.................................................................     1,582,692          1,084,745
                                                                                ----------         ----------
                                                                                $4,086,983         $3,368,585
                                                                                ==========         ==========

(10) EMPLOYEE BENEFIT PLAN

     The Company maintains an employee benefit plan under Section 401(k) of the Internal Revenue Code covering all eligible employees, as defined. The Plan allows for employees to defer a portion of their salary up to 15% of pretax compensation. While the Company has the discretion to make contributions to the plan, no such contributions were made in 1998, 1997 or 1996.

(11) VALUATION AND QUALIFYING ACCOUNTS

     The following table sets forth activity in the Company's accounts receivable reserve account:

                           BALANCE AT                             BALANCE AT
                           BEGINNING    CHARGES TO                  END OF
                            OF YEAR      EXPENSES     DEDUCTIONS     YEAR
                           ----------   ----------    ----------  ----------
1996...................     $130,000     $135,000     $(54,884)    $210,116
1997...................     $210,116     $ 70,000     $     --     $280,116
1998...................     $280,116     $169,884     $     --     $450,000


(12) SEGMENT REPORTING AND INTERNATIONAL INFORMATION

     The Company adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information in the fiscal year ended December 31, 1998. SFAS 131 establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions how to allocate resources and assess performance. The Company's chief decision making group, as defined under SFAS 131, is the Executive Management Committee. To date, the Executive Management Committee has viewed the Company's operations as principally one segment, software sales and associated services. As a result, the financial information disclosed herein, materially represents all of the financial information related to the Company's principal operating segment. Revenues from international locations were $7.1 million, $2.4 million and $1.0 million in 1998, 1997 and 1996, respectively. The Company's revenues from international locations were primarily generated from customers located in Europe. Revenues from customers located in Europe accounted for 13.2%, 10.3% and 10.1% of total revenues in 1998, 1997 and 1996, respectively. Substantially all of the Company's assets are located in the United States.

                          CONCORD COMMUNICATIONS, INC.

                          FORM 10-K, December 31, 1998

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 22nd day of March, 1999.

                                    Concord Communications, Inc.

                                    /s/ Gary E. Haroian
                                    ---------------------------------
                                    Name: Gary E. Haroian
                                    Title: Vice President of Finance
                                           and Chief Financial Officer
                                           (Principal Financial Officer and
                                           Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                   SIGNATURE                                TITLE                          DATE
                   ---------                                -----                          ----
/s/ John A. Blaeser                           Chief Executive Officer,                   03/22/99
------------------------------                President and Director
John A. Blaeser                               (Principal Executive Officer)


/s/ Gary E. Haroian                           Chief Financial Officer, Vice              03/22/99
------------------------------                President of Finance,
Gary E. Haroian                               Treasurer and Clerk
                                              (Principal Financial and
                                              Accounting Officer)


/s/ Frederick W.W. Bolander                   Director                                   03/22/99
------------------------------
Frederick W.W. Bolander

/s/ Richard M. Burnes, Jr.                    Director                                   03/22/99
------------------------------
Richard M. Burnes, Jr.

/s/ Robert C. Hawk                            Director                                   03/22/99
------------------------------
Robert C. Hawk

/s/ John Robert Held                          Director                                   03/22/99
------------------------------
John Robert Held

/s/ Deepak Kamra                              Director                                   03/22/99
------------------------------
Deepak Kamra

/s/ Robert M. Wadsworth                       Director                                   03/22/99
------------------------------
Robert M. Wadsworth

                                  EXHIBIT INDEX

     The following designated exhibits are either filed herewith or, where information is provided under the SEC Document Reference heading corresponding to such exhibit, incorporated by reference to such filing.

     EXHIBIT
        NO.    DESCRIPTION                                                         SEC DOCUMENT REFERENCE
     -------   -----------                                                         ----------------------
        3.01   Restated Articles of Organization of the Company                    Exhibit No. 3.01 on Form 10-K, for the period
                                                                                   ended December 31, 1997
   *    3.02   Restated By-laws of the Company

       10.01   Working Capital Loan Agreement between the Company and Silicon      Exhibit No. 10.01 to Registration Statement on
               Valley Bank dated April 3, 1997                                     Form S-1 (No. 333-33227)
       10.02   Revolving Promissory Note made by the Company in favor of Silicon   Exhibit No. 10.02 to Registration Statement on
               Valley Bank                                                         Form S-1 (No. 333-33227)
       10.03   Equipment Line of Credit Letter Agreement between the Company and   Exhibit No. 10.03 to Registration Statement on
               Fleet Bank dated as of June 9, 1997                                 Form S-1 (No. 333-33227)
       10.04   1995 Stock Plan of the Company                                      Exhibit No. 10.04 to Registration Statement on
                                                                                   Form S-1 (No. 333-33227)
       10.05   1997 Stock Plan of the Company                                      Exhibit No. 10.01 on Form 10-Q, for the period
                                                                                   ended June 30, 1998
       10.06   1997 Employee Stock Purchase Plan of the Company                    Exhibit No. 10.06 to Registration Statement on
                                                                                   Form S-1 (No. 333-33227)
       10.07   1997 Non-Employee Director Stock Option Plan of the Company         Exhibit No. 10.02 on Form 10-Q, for the period
                                                                                   ended June 30, 1998
       10.08   The Profit Sharing/401(K) Plan of the Company                       Exhibit No. 10.08 to Registration Statement on
                                                                                   Form S-1 (No. 333-33227)
       10.09   Lease Agreement between the Company and John Hancock Mutual Life    Exhibit No. 10.09 to Registration Statement on
               Insurance Company dated March 17, 1994, as amended on March         Form S-1 (No. 333-33227)
               25,1997
       10.10   First Amendment to Lease Agreement between the Company and John     Exhibit No. 10.10 to Registration Statement on
               Hancock Mutual Life Insurance Company dated March 25, 1997          Form S-1 (No. 333-33227)
       10.11   Form of Indemnification Agreement for directors and officers of     Exhibit No. 10.11 to Registration Statement on
               the Company                                                         Form S-1 (No. 333-33227)
       10.12   Restated Common Stock Registration Rights Agreement between the     Exhibit No. 10.12 to Registration Statement on
               Company and certain investors dated August 7, 1986                  Form S-1 (No. 333-33227)
       10.13   Amended and Restated Registration Rights Agreement between the      Exhibit No. 10.13 to Registration Statement on
               Company and certain investors dated December 28, 1995               Form S-1 (No. 333-33227)
       10.14   Management Change in Control Agreement between the Company and      Exhibit No. 10.14 to Registration Statement on
               John A. Blaeser dated as of August 7, 1997                          Form S-1 (No. 333-33227)
       10.15   Management Change in Control Agreement between the Company and      Exhibit No. 10.15 to Registration Statement on
               Kevin J. Conklin dated as of July 23, 1997                          Form S-1 (No. 333-33227)
       10.16   Management Change in Control Agreement between the Company and      Exhibit No. 10.16 to Registration Statement on
               Ferdinand Engel dated as of July 23, 1997                           Form S-1 (No. 333-33227)
       10.17   Management Change in Control Agreement between the Company and      Exhibit No. 10.17 to Registration Statement on
               Gary E. Haroian dated as of July 23, 1997                           Form S-1 (No. 333-33227)
       10.18   Management Change in Control Agreement between the Company and      Exhibit No. 10.18 to Registration Statement on
               Daniel D. Phillips, Jr. dated as of July 23, 1997                   Form S-1 (No. 333-33227)
       10.19   Stock Option Agreement dated January 1, 1996 between the Company    Exhibit No. 10.19 to Registration Statement on
               and John A. Blaeser                                                 Form S-1 (No. 333-33227)
       10.20   Stock Option Agreement dated January 1, 1996 between the Company    Exhibit No. 10.20 to Registration Statement on
               and John A. Blaeser                                                 Form S-1 (No. 333-33227)
       10.21   Letter Agreement between the Company and Silicon Valley Bank        Exhibit No. 10.21 to Registration Statement on
               dated March 25, 1996 together with the Loan Modification            Form S-1 (No. 333-33227)
               Agreement dated November 14, 1996
       10.22   Form of Shrink-Wrap License                                         Exhibit No. 10.22 to Registration Statement on
                                                                                   Form S-1 (No. 333-33227)
   *   13.01   Pages 15-20 of the Registrant's 1998 Annual Report
               to Stockholders
   *   21.01   Subsidiaries of the Company
   *   23.01   Consent of Arthur Andersen LLP
   *   27.01   Financial Data Schedule

---------------------------
* filed herewith