Form 10-Q
period 1999-03-31
CONCORD COMMUNICATIONS INC
filed 1999-05-14
CIK 915290

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 1999

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

                       YES    X               NO

13,333,204 SHARES OF THE REGISTRANT'S COMMON STOCK, $0.01 PAR VALUE, WERE OUTSTANDING AS OF APRIL 30, 1999.

                        THIS DOCUMENT CONTAINS 20 PAGES.
                        THE EXHIBIT INDEX IS ON PAGE 21.

                          CONCORD COMMUNICATIONS, INC.

                            FORM 10-Q, MARCH 31, 1999


                                    CONTENTS

Item Number                                                           Page
                          PART I: FINANCIAL INFORMATION

  Item 1. Financial Statements
               Balance sheets:
               March 31, 1999 and December 31, 1998                    3
               Statements of operations:
               Three months ended March 31, 1999 and
               March 31, 1998                                          4
               Statements of cash flows:
               Three  months  ended  March 31, 1999 and March 31,
               1998                                                    5
               Notes to financial statements                         6-7

  Item 2. Management's Discussion and Analysis of Financial
               Condition and Results of Operations                  8-18

  Item 3. Quantitative and Qualitative Disclosures about Market
          Risk                                                        18

                           PART II: OTHER INFORMATION

  Item 1. Legal Proceedings                                           19

  Item 2. Changes in Securities and Use of Proceeds                   19

  Item 3. Defaults Upon Senior Securities                             19

  Item 4. Submission of Matters to a Vote of Security Holders         19

  Item 5. Other Information                                           19

  Item 6. Exhibits and Reports on Form 8-K                            19

  SIGNATURE                                                           20

  EXHIBIT INDEX                                                       21

                          PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          CONCORD COMMUNICATIONS, INC.
                                 BALANCE SHEETS




                                                                       MARCH 31,     DECEMBER 31,
                                                                        1999             1998
                                                                      (UNAUDITED)
                                                                     ------------    ------------

                                                     ASSETS
 Current Assets:
     Cash and cash equivalents.............................          $  8,370,860    $ 11,164,349
     Marketable securities.................................            46,648,993      39,237,680
     Accounts receivable, net of allowance of approximately
       $520,000 and $450,000, respectively.................             5,606,135       5,048,879
     Prepaid expenses and other current assets.............               483,085         509,805
                                                                     ------------    ------------
         Total current assets..............................            61,109,073      55,960,713
                                                                     ------------    ------------
 Equipment and Improvements, at cost:
     Equipment.............................................             4,333,687       3,701,266
     Leasehold improvements................................               385,128         385,128
                                                                     ------------    ------------
                                                                        4,718,815       4,086,394
     Less-- Accumulated depreciation and amortization......             1,672,309       1,365,222
                                                                     ------------    ------------
                                                                        3,046,506       2,721,172
                                                                     ------------    ------------
                                                                     $ 64,155,579    $ 58,681,885
                                                                     ============    ============

                                    LIABILITIES AND STOCKHOLDERS' EQUITY

 Current Liabilities:
     Accounts payable......................................          $  4,037,215    $  3,553,673
     Accrued expenses......................................             4,415,898       4,086,983
     Deferred revenue......................................             5,605,353       5,296,469
                                                                     ------------    ------------
         Total current liabilities.........................            14,058,466      12,937,125
                                                                     ------------    ------------
 Stockholders' Equity
      Preferred stock, $.01 par value --
        Authorized -- 1,000,000 shares
        no shares issued and outstanding                                        -               -
     Common stock, $.01 par value--
       Authorized -- 50,000,000 shares
       Issued and outstanding -- 13,245,282 and 13,040,374 shares,
       respectively........................................               132,229         130,405
     Additional paid-in capital............................            72,118,623      69,938,129
     Deferred compensation.................................               (89,197)       (101,189)
     Accumulated comprehensive income......................              (176,461)        149,606
     Accumulated deficit...................................           (21,888,081)    (24,372,191)
                                                                     ------------    ------------
         Total stockholders' equity .......................            50,097,113      45,744,760
                                                                     ------------    ------------
                                                                    $  64,155,579    $ 58,681,885
                                                                     ============    ============

    The accompanying notes are an integral part of these financial statements

                          CONCORD COMMUNICATIONS, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                    THREE MONTHS ENDED
                                         ---------------------------------------
                                              MARCH 31,           MARCH 31,
                                                1999                1998
                                              ---------           ---------

Revenues:
     License revenues...............     $   10,980,090       $   6,099,991
     Service revenues...............          2,548,442             960,056
                                         --------------       -------------
          Total revenues............         13,528,532           7,060,047
Cost of Revenues....................          1,670,947             853,539
                                         --------------       -------------
          Gross profit..............         11,857,585           6,206,508
                                         --------------       -------------
Operating Expenses:
     Research and development.......          2,156,630           1,503,642
     Sales and marketing............          5,597,373           3,507,296
     General and administrative.....            802,834             572,696
                                         --------------       -------------
     Total operating expenses.......          8,556,837           5,583,634
                                         --------------       -------------
          Operating income..........          3,300,748             622,874
                                         --------------       -------------
Other Income (Expense):
     Interest income................            716,067             550,420
     Interest expense...............                  -                (514)
     Other..........................            (10,705)            (40,515)
                                         --------------       -------------
          Total other income........            705,362             509,391
                                         --------------       -------------
          Income before income taxes          4,006,110           1,132,265
     Provision for income taxes.....          1,522,000               -
                                         --------------       -------------
          Net income................     $     2,484,11       $   1,132,265
                                         ==============       =============


Net income per common and
potential common share:
  Basic                                  $         0.19       $        0.09
                                         ==============       =============
  Diluted                                $         0.17       $        0.08
                                         ==============       =============

Weighted average common and
potential common shares
outstanding:
  Basic                                      13,155,164          12,225,880
                                         ==============       =============
  Diluted                                    14,350,299          13,938,719
                                         ==============       =============




    The accompanying notes are an integral part of these financial statements

                          CONCORD COMMUNICATIONS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                  THREE MONTHS ENDED
                                                         -----------------------------------
                                                             MARCH 31,          MARCH 31,
                                                               1999               1998
                                                            -----------        -----------
Cash Flows from Operating Activities:
    Net income                                              $ 2,484,110        $ 1,132,265
    Adjustments to reconcile net income to net cash
    provided by operations;
      Depreciation and amortization                              (6,988)           203,369
      Changes in current assets and liabilities
         Accounts receivable                                   (557,256)           944,225
         Prepaid expenses and other current assets               26,720            (29,582)
         Accounts payable                                       483,542            206,596
         Accrued expenses                                       328,915           (950,138)
         Deferred revenue                                       308,884            791,340
                                                            -----------        -----------
         Net cash provided by operating activities            3,067,927          2,298,075
                                                            -----------        -----------

Cash Flows from Investing Activities:
  Purchases of marketable securities                        (24,799,905)        (7,918,222)
  Sales of marketable securities                             17,388,592          3,782,036
  Purchases of equipment and improvements                      (632,421)          (219,564)
                                                            -----------        -----------
          Net cash used in investing activities              (8,043,734)        (4,355,750)
                                                            -----------        -----------

Cash Flows from Financing Activities:
  Proceeds from exercise of stock options                     2,182,318             74,715
                                                            -----------        -----------
          Net cash provided by financing activities           2,182,318             74,715
                                                            -----------        -----------
Net (Decrease) in Cash and Cash Equivalents                  (2,793,489)        (1,982,960)

Cash and Cash Equivalents, beginning of period               11,164,349          7,858,186
                                                            -----------        -----------
Cash and Cash Equivalents, end of period                    $ 8,370,860        $ 5,875,226
                                                            ===========        ===========
Supplemental Disclosure of Cash Flow Information:
  Cash paid for interest                                    $         -        $       514
                                                            ===========        ===========
Supplemental Disclosure of Noncash Transactions:
  Unrealized gain on available-for-sale securities          $  (326,067)       $     6,713
                                                            ===========        ===========
  Tax benefit associated with employee stock options        $ 1,500,000        $         -
                                                            ===========        ===========
  Retirement of fully depreciated fixed assets              $         -        $ 4,330,000
                                                            ===========        ===========


    The accompanying notes are an integral part of these financial statements

                          CONCORD COMMUNICATIONS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                            FORM 10-Q, MARCH 31, 1999
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNT)
                                   (UNAUDITED)

1. INTERIM FINANCIAL STATEMENTS
     The accompanying financial statements have been presented by Concord Communications, Inc., (the "Company") without audit (except that the balance sheet information as of December 31, 1998 has been derived from audited financial statements) in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Regulation S-X pertaining to interim financial statements. Accordingly, these interim financial statements do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements reflect all adjustments and accruals which management considers necessary for a fair presentation of financial position as of March 31, 1999 and December 31, 1998, and results of operations for the three months ended March 31, 1999 and 1998. The results for the interim periods presented are not necessarily indicative of results to be expected for any future period. The financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's 1998 Annual Report on Form 10-K filed with the Securities and Exchange Commission in March 1999.

2. NET INCOME PER SHARE
     The Company follows the provisions of SFAS No. 128, Earnings Per Share, effective December 15, 1997. SFAS No. 128 establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. The dilutive effect of potential common shares for the three months ended March 31, 1999 and March 31, 1998, consisting of outstanding stock options is determined using the treasury method. Calculations of basic and diluted net income per common share and potential common share are as follows:

                                                             THREE MONTHS ENDED
                                                       -----------------------------
                                                        MARCH 31,         MARCH 31,
                                                          1999              1998
                                                       -----------       -----------
     Net income................................        $ 2,484,110       $ 1,132,265
                                                       ===========       ===========

     Weighted average common shares
       outstanding.............................         13,155,164        12,225,880
     Potential common shares pursuant to
       stock options...........................          1,195,135         1,712,839
                                                       -----------       -----------
     Diluted weighted average shares...........         14,350,299        13,938,719

     Basic net income per common share.........        $      0.19       $      0.09
                                                       ===========       ===========
     Diluted net income per common
       and potential common share..............        $      0.17              0.08
                                                       ===========       ===========

3. COMPREHENSIVE INCOME
     The Company follows the provisions of SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The statement is effective for fiscal years beginning after December 15, 1997 and the Company has adopted the statement in its quarter ended March 31, 1998. Comprehensive income for the three months ended March 31, 1999 and 1998 is as follows:



                                          THREE MONTHS ENDED MARCH 31,
                                          ----------------------------
                                              1999             1998
                                              ----             ----

          Net income                      $ 2,484,110      $ 1,132,265
          Unrealized gains on
               marketable securities         (326,067)           6,714
                                          -----------      -----------

          Comprehensive income            $ 2,158,043      $ 1,138,979
                                          ===========      ===========

4. COMMITMENTS
     In March, 1999 the Company signed a 7 year operating lease and will move their corporate headquarters to a new facility in August, 1999. Total rental payments under the lease will be approximately $12.0 million. During the quarter ended March 31, 1999, the Company did not enter into any other material agreements.

5. TAX PROVISION

     The Company has recorded a tax provision of $1.5 million in the three months ended March 31, 1999, based on its effective tax rate for 1999, computed in accordance with SFAS No. 109, Accounting for Income Taxes. Pursuant to SFAS No. 109, the Company has recorded the tax benefit associated with the exercise and subsequent disqualifying disposition of incentive stock options by the Company's employees (approximately $1.5 million) as a component of additional paid in capital.

                          CONCORD COMMUNICATIONS, INC.
                            FORM 10-Q, MARCH 31, 1999
                                   (UNAUDITED)


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company develops, markets and supports a family of turnkey, automated, scalable, Web-based performance analysis and reporting solutions for the management of computer networks. Substantially all of the Company's revenues are derived from the Network Health product family which began shipping in the first quarter of 1995.

     The Company does not provide forecasts of its future financial performance. From time to time, however, the information provided by the Company or statements made by its employees may contain forward looking statements. In particular, some statements contained in this Form 10-Q and the Company's Annual Report and Form 10-K, for the fiscal year ended December 31, 1998, are not historical statements (including, but not limited to, statements concerning the plan and objectives of management; increases in sales and marketing, research and development and general and administrative expenses; expenses associated with Year 2000 and the Company's expected liquidity and capital resources). This document contains forward looking statements. Any statements contained herein that do not describe historical facts are forward looking statements. The Company makes such forward looking statements under the provisions of the "safe harbor" section of the Private Securities Litigation Reform Act of 1995. The forward looking statements contained herein are based on current expectations, but are subject to a number of risks and uncertainties. The facts that could cause actual results to differ materially from current expectations include the following: risks of intellectual property rights and litigation, risks in technology development and commercialization, risks in product development and market acceptance of and demand for the Company's products, risks of downturns in economic conditions generally, and in the software, networking and telecommunications industries specifically, risks associated with competition and competitive pricing pressures, risks associated with international sales and other risks detailed in the Company's filings with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain financial data as percentages of the Company's total revenue:

                                                   THREE MONTHS ENDED
                                            ------------------------------

                                             MARCH 31,          MARCH 31,
                                               1999               1998
                                            -----------        -----------
        Revenues:
             License revenues                  81.2%               86.4%
             Service revenues                  18.8%               13.6%
                                         ----------------- -------------------
                Total revenues                100.0%              100.0%
        Cost of revenues                       12.4%               12.1%
                                         ----------------- -------------------
        Gross profit                           87.6%               87.9%
        Operating expenses:
             Research and development          15.9%               21.3%
             Sales and marketing               41.4%               49.7%
             General and administrative         5.9%                8.1%
                                         ----------------- -------------------
        Income from operations                 24.4%                8.8%
                                         ----------------- -------------------
        Other income, net                       5.2%                7.2%
                                         ----------------- -------------------
        Income before income taxes             29.6%               16.0%
                                         ----------------- -------------------
        Provision for income taxes            (11.3%)                 -
                                         ----------------- -------------------
        Net income                             18.3%               16.0%
                                         ----------------- -------------------

     REVENUES. The Company's revenues consist of software license revenues and service revenues. Software license revenues for periods subsequent to December 31, 1997, are recognized in accordance with the American Institute of Certified Public Accountants' Statement of Position ("SOP") 97-2, Software Revenue Recognition. Under SOP 97-2, software license revenues are recognized upon execution of a contract and delivery of software, provided that the license fee is fixed and determinable, no significant production, modification or customization of the software is required and collection is considered probable by management. The application of SOP 97-2 had no impact on the Company's consolidated financial statements for the year ended December 31, 1998. In 1999, software license revenues are recognized in accordance with SOP 97-2, as modified by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition with respect to Certain Transactions. The Company believes it is currently in compliance with SOP 97-2, as modified by SOP 98-9. Service revenues are recognized as the services are performed. Maintenance revenues are derived from customer support agreements generally entered into in connection with initial license sales and subsequent renewals. Maintenance revenues are recognized ratably over the term of the maintenance period. Payments for maintenance fees are generally made in advance.

     International Revenues. The Company recognized $2.2 million and $1.1 million of revenues from international locations in the three months ended March 31, 1999 and 1998, representing 16.2% and 16.2% of total revenues, respectively. The Company's revenues from international locations were primarily generated from customers located in Europe. Revenues from customers located in Europe accounted for 12.6% and 14.6% of total revenues in the three months ended March 31, 1999 and 1998, respectively. The continued increase in revenues from international locations in absolute dollars is primarily the result of the Company's expansion of its operations outside the United States which has included both the hiring of additional personnel as well as the establishment of additional reseller agreements. The Company believes that continued growth and profitability will require further expansion of its sales in international markets. The Company expects to commit additional time and development resources to customizing its products and services for selected international markets.

     TOTAL REVENUES. The Company's total revenues increased 91.6% to $13.5 million in the three months ended March 31, 1999 from $7.1 million in the three months ended March 31, 1998.

     LICENSE REVENUES. The Company's license revenues are derived from the licensing of software products. License revenues increased 80.0% to $11.0 million, or 81.2% of total revenues, in the three months ended March 31, 1999 from $6.1 million, or 86.4% of total revenues, in the three months ended March 31, 1998. The increase in license revenues resulted from increased sales to new customers and additional sales to existing customers for new products and upgrades of existing licenses.

     SERVICE REVENUES. The Company's service revenues consist of fees for maintenance, training and professional services. Service revenues increased 165.4% to $2.5 million, or 18.8% of total revenues, in the three months ended March 31, 1999 from $960,000, or 13.6% of total revenues, in the three months ended March 31, 1998. The increase in service revenues was attributed to an increase in revenue from maintenance contracts, training and professional services for new and existing customers

     COST OF REVENUES. Cost of revenues include expenses associated with royalty costs, production, fulfillment and product documentation, along with personnel costs associated with providing customer support in connection with maintenance and professional service contracts. Royalty costs are comprised of third party software costs. Cost of revenues increased 95.8% to $1.7 million, or 12.4% of total revenues, in the three months ended March 31, 1999 from $854,000, or 12.1% of total revenues, in the three months ended March 31, 1998, resulting in gross margins of 87.6% and 87.9% in each respective period. The increase in cost of revenues in absolute dollars was primarily the result of increased spending in customer support to be more responsive to a growing customer base.

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses consist primarily of personnel costs associated with software development. Research and development expenses increased 43.4% to $2.2 million, or 15.9% of total revenues, in the three months ended March 31, 1999 from $1.5 million, or 21.3% of total revenues, in the three months ended March 31, 1998. The increase in absolute dollars was primarily due to the use of outside contractors for consulting and recruiting along with increased headcount in research and development from 40 to 58 for the period from March 31, 1998 to March 31, 1999. The Company's product architecture and higher revenue base have allowed the Company to introduce new products at lower incremental costs thereby reducing research and development expenses as a percentage of revenues. The Company anticipates that it will continue to commit substantial resources to research and development in the future and that product development expenses may increase in absolute dollars in future periods.

     SALES AND MARKETING EXPENSES. Sales and marketing expenses consist primarily of salaries, commissions to sales personnel and agents, travel, tradeshow participation, public relations, advertising and other promotional expenses. Sales and marketing expenses increased 59.6% to $5.6 million, or 41.4% of total revenues, in the three months ended March 31, 1999 from $3.5 million, or 49.7% of total revenues, in the three months ended March 31, 1998. The increase in absolute dollars was primarily the result of increased headcount to continue to build the direct sales force along with additional marketing and promotional activities to penetrate the market. The decline in sales and marketing expenses as a percentage of total revenues is due to sales productivity improvements resulting from the expansion of the Network Health product family, increased revenues from existing customers, improved lead generation and reduced sales cycles. Headcount in sales and marketing increased from 47 to 91 people from March 31, 1998 to March 31, 1999.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of salaries for financial, administrative and management personnel and related travel expenses, as well as legal and accounting expenses. General and administrative expenses increased 40.2% to $803,000, or 5.9% of total revenues, in the three months ended March 31, 1999 from $573,000, or 8.1% of total revenues, in the three months ended March 31, 1998. The increase in absolute dollars is associated to an increase of costs in general support areas. Headcount in general and administrative remained at 13 people from March 31, 1998 to March 31, 1999. General and administrative expenses declined as a percentage of total revenues during the 1999 period due to a significant increase in revenues during that period.

     OTHER INCOME. Other income consists of interest earned on funds available for investment. The Company had net other income of $705,000 for the three months ended March 31, 1999 and net other income of $509,000 for the three months ended March 31, 1998. The increase in net other income is attributed to the investment of proceeds from the Company's IPO.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its operations, prior to its initial public offering, primarily through the private sale of equity securities and a credit line for equipment purchases. On October 24, 1997, the Company completed its initial public offering of 3,335,000 shares of Common Stock at a price of $14.00 per share. Of these shares, 2,735,000 were issued by the Company and 600,000 were sold by selling shareholders. The Company received net proceeds of approximately $34.7 million. The Company had working capital of $47.0 million at March 31, 1999.

     Net cash provided by operating activities was $3.1 million and $2.3 million for the three months ended March 31, 1999 and 1998, respectively. Cash, cash equivalents and marketable securities were $55.0 million and $38.7 million at March 31, 1999 and 1998, respectively. Deferred revenues increased for the three months ended March 31, 1999 by $309,000 due to an increase in overall sales activity; the increase consisted of $632,000 from deferred maintenance contracts and a decrease of ($323,000) from service and software license sales with remaining contingencies such as completion of services, product acceptance and credit worthiness.

     Investing activities have consisted of the acquisition of property and equipment, most notably computer and networking equipment to support the growing employee base and corporate infrastructure and also investments in marketable securities. The Company manages its market risk on its investment securities by selecting investment grade securities with the highest credit ratings of relatively short duration that trade in highly liquid markets. Financing activities consisted primarily of the issuance of common stock and exercise of options during the three months ended March 31, 1999 and 1998.

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

     Pursuant to paragraphs 20 to 25 of Statement of Financial Accounting Standards (SFAS) No. 109, the Company considered both positive and negative evidence in assessing the need for a valuation allowance at December 31, 1997 and 1998. The factors that weighed most heavily on the Company's decision to record a full valuation allowance were (i) the Company's history of losses, (ii) the substantial restrictions on the use of its existing net operation loss (NOL) carryforwards and (iii) the uncertainty of future profitability.

     As a result of the ownership change described above, the future use of approximately $16.6 million of the Company's NOL carryforwards are limited to only $330,000 per year; the substantial majority of such NOL carryforwards will expire before they can be used. Pursuant to the provisions of SFAS No. 109, the Company used all of its remaining unrestricted NOL and credit carryforwards in computing the 1998 tax provision. The Company is also subject to rapid technology change, competition from substantially larger competitors, a limited family of products and other related risks, as more thoroughly described in the "Risk Factors" section of the Company's Form 10-K, for the fiscal year ended December 31, 1998. The Company's dependence on a single product family in an emerging market makes the prediction of future results difficult, if not impossible, especially in the highly competitive software industry. As a result, the Company found the evidence described above to be the most reliable objective evidence available in determining that a full valuation allowance against its tax assets would be necessary.

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

     The Company received a tax benefit of approximately $1.5 million pursuant to the exercise of employee stock options. The Company recorded this benefit as a component of additional paid in capital for the period ended March 31, 1999.

     The Company's current export sales are denominated in United States dollars. To the extent that international sales continue to be denominated in United States dollars, an increase in the value of the United States dollar relative to other currencies could make the Company's products and services more expensive and, therefore, potentially less competitive in international markets.

     As of March 31, 1999, the Company's principal sources of liquidity included cash and marketable securities. The Company believes that its current cash and market securities and cash provided by future operations will be sufficient to meet its working capital and anticipated capital expenditure requirements for the next 12 months. Although operating activities may provide cash in certain periods, to the extent the Company experiences growth in the future, its operating and investing activities may require significant cash. Consequently, any such future growth may require the Company to obtain additional equity or debt financing.

YEAR 2000 COMPLIANCE / YEAR 2000 READINESS DISCLOSURE STATEMENT

     The company is aware of the issues associated with the programming code in existing computer systems and software products as the millennium (Year 2000) approaches. The Company has set up a task force which consists of the Director of Information Technology (IT) and Operations, the Manager of System Applications and representative personnel from each functional area. This task force is addressing the Year 2000 issue in the following categories: the Network Health product; internal business computer systems and software applications; internal systems other than computer hardware and software; and systems of the Company's external suppliers and service providers. The Company is also assessing its Year 2000 associated costs, risks and potential contingency plans. Despite the Company's efforts with respect to the Year 2000 issue, there can be no assurance that the Company's business, results of operations or financial condition would not be materially adversely affected by the failure of the Company's products, its internal systems and applications or the systems of its third party suppliers and service providers to properly operate or manage data beyond 1999.

     NETWORK HEALTH PRODUCT. In 1997, the Company initiated the necessary development to ensure Year 2000 compliance in the Network Health family of applications and believes it has achieved Year 2000 compliance in Network Health
4.1 which was released in August 1998. The Company's existing customers can receive this release and future releases, at no additional charge, through their annual software maintenance contract. The Company requires its customers to purchase software maintenance in order to receive product support. Specifically, the Company defines Year 2000 Compliance as the following: no value for current date will cause any interruption in operation; date-based functionality must behave consistently for dates prior to, during, and after Year 2000; in all interfaces and data storage, the century in any date must be specified either explicitly or by unambiguous algorithms or inferencing rules; Year 2000 must be recognized as a leap year. The Company's definition of Year 2000 Compliance is adopted from the British Standard Institute's Definition of Year 2000 Conformity Requirements (PD2000-1). A copy of the standard is available for review on the Company's website. The Company makes no guarantee of, claims no responsibility for and disclaims any liability to its customers, with respect to Year 2000 compliance of operating platforms, hardware, software or other products not developed by the Company, including equipment monitored by the Network Health product.

     INTERNAL BUSINESS COMPUTER SYSTEMS AND SOFTWARE APPLICATIONS. In 1998, the Company commenced a Year 2000 date conversion project to address all internal existing computer systems, software applications and related computer equipment (e.g. printers) used in conjunction with its internal operations. The Company plans to identify, modify, upgrade and/or replace any systems that have been identified as non-Year 2000 compliant to minimize the possibility of a material disruption to it business. The Company has finished assessing all existing internal systems and expects to complete the compliance process on these systems before the end of 1999.

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

     SYSTEMS OF EXTERNAL SUPPLIERS AND SERVICE PROVIDERS. The Company has initiated communications with third party suppliers of the computers, software and other equipment used, operated or maintained by the Company to identify and, to the extent possible, to resolve any issues regarding the Year 2000 issue. The Company has also initiated communications with facilities service providers upon which the Company relies for daily operations. All external suppliers and service providers have been asked to provide a written assurance that they are also preparing to be Year 2000 compliant in a timely manner, and that their products/services will be available to the Company up to and beyond the Year 2000, without interruption. A response has been received from approximately 75% of these suppliers and service providers. However, there can be no assurance that the systems operated by other companies upon which the Company relies will be Year 2000 compliant on a timely basis.

     ASSOCIATED COSTS. To date, the Company has not incurred any material costs related to the assessment of, and efforts to upgrade or replace existing systems identified as non-Year 2000 compliant. Management is continuing to assess the total Year 2000 compliance expense, but based on a review to date, does not expect the amounts required to be expensed over the balance of 1999 to have an adverse material effect on its business, results of operations or financial condition. There can be no assurance, however, that further assessment of the Company's internal systems and applications will not indicate that additional Company efforts to assure Year 2000 compliance are necessary, and that such efforts may be costly.

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

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

     The Company does not provide forecasts of the future financial performance of the Company. From time to time, however, the information provided by the Company or statements made by its employees may contain forward looking statements. This document contains forward looking statements. Any statements contained herein that do not describe historical facts are forward looking statements. The Company makes such forward looking statements under the provisions of the "safe harbor" section of the Private Securities Litigation Reform Act of 1995. The forward looking statements contained herein are based on current expectations, but are subject to a number of risks and uncertainties. In particular, statements contained in Management's Discussion and Analysis of Financial Condition and Results of Operations which are not historical facts (including, but not limited to, statements concerning the plans and objectives of management; increases in sales and marketing, research and development and general and administrative expenses; expenses associated with Year 2000 and the Company's expected liquidity and capital resources) constitute forward-looking statements. The Company's actual future results may differ significantly from those stated in any forward-looking statements. Factors that may cause such differences include, but are not limited to, the factors discussed below, and the other risks discussed in the Company's 1998 Annual Report on Form 10-K filed with the Securities and Exchange Commission in March 1999.

LIMITED OPERATING HISTORY; UNCERTAINTY OF FUTURE OPERATING RESULTS

     The Company changed its focus to network management software in 1991 and commercially introduced its first Network Health product in 1995. Accordingly, the Company has only a limited operating history in the network performance analysis and reporting market upon which an evaluation of its business and prospects can be based. The Company has incurred significant net losses in each of the last five fiscal years preceding fiscal year 1997. As of March 31, 1999, the Company had accumulated net losses of $20.0 million. The limited operating history of the Company and its dependence on a single product family in an emerging market makes the prediction of future results of operations difficult or impossible, and the Company and its prospects must be considered in light of the risks, costs and difficulties frequently encountered by emerging companies, particularly companies in the competitive software industry. Although the Company has achieved recent revenue growth, and profitability for the fiscal years ended 1998 and 1997, there can be no assurance that the Company can generate substantial additional revenue growth on a quarterly or annual basis, or that any revenue growth that is achieved can be sustained. Revenue growth that the Company has achieved or may achieve may not be indicative of future operating results. In addition, the Company has increased, and plans to increase further, its operating expenses in order to fund higher levels of research and development, increase its sales and marketing efforts, develop new distribution channels, broaden its customer support capabilities and expand its administrative resources in anticipation of future growth. To the extent that increases in such expenses precede or are not subsequently followed by increased revenues, the Company's business, results of operations and financial condition would be materially adversely affected. There can be no assurance that the Company will sustain profitability on a quarterly or annual basis. The Company must achieve substantial revenue growth in order to sustain profitability. In addition, in view of recent revenue growth, the rapidly evolving nature of its business and markets and its limited operating history in its current market, the Company believes that period-to-period comparisons of financial results are not necessarily meaningful and should not be relied upon as an indication of future performance.

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

     Since the Company's products are used by its customers to predict future network problems and avoid failures of the network to support critical business functions, design defects, software errors, misuse of the Company's products, incorrect data from network elements or other potential problems within or out of the Company's control that may arise from the use of the Company's products could result in financial or other damages to the Company's customers. The Company does not maintain product liability insurance. Although the Company's license agreements with its customers typically contain provisions designed to limit the Company's exposure to potential claims as well as any liabilities arising from such claims, such provisions may not effectively protect the Company against such claims and the liability and costs associated therewith. Accordingly, any such claim could have a material adverse effect upon the Company's business, results of operations and financial condition. The Company provides warranties for its products for a period of time (currently three months) after the software is purchased. The Company's license agreements generally do not permit product returns by the customer, and product returns and warranty expense for fiscal 1998, 1997 and 1996 represented less than 1.0% of total revenues during each of such periods. However, no assurance can be given that product returns will not increase as a percentage of total revenues in future periods.

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

                          CONCORD COMMUNICATIONS, INC.
                            FORM 10-Q, MARCH 31, 1999
                           PART II: OTHER INFORMATION

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

(b) Reports on Form 8-K
     None

                          CONCORD COMMUNICATIONS, INC.
                            FORM 10-Q, MARCH 31, 1999

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         Concord Communications, Inc.
                                         /S/ GARY E. HAROIAN
                                         -------------------
Date: May 14, 1999                       Name: Gary E. Haroian
                                         Title: Vice President of Finance
                                                and Chief Financial Officer
                                                (Principal Financial Officer and
                                                Principal Accounting Officer)

                          CONCORD COMMUNICATIONS, INC.
                            FORM 10-Q, MARCH 31, 1999

                                  EXHIBIT INDEX


              EXHIBIT NO.              DESCRIPTION
              -----------              -----------


                27.01                  Financial Data Schedule