Form 10-Q
period 1999-06-30
CONCORD COMMUNICATIONS INC
filed 1999-08-13
CIK 915290

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 1999

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

                              600 NICKERSON ROAD
                          MARLBORO, MASSACHUSETTS 01752
                                 (508) 460-4646

             (ADDRESS AND TELEPHONE OF PRINCIPAL EXECUTIVE OFFICES)

                                ----------------

INDICATE BY CHECK MARK WHETHER REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS, AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                         YES X              NO

13,452,167 SHARES OF THE REGISTRANT'S COMMON STOCK, $0.01 PAR VALUE, WERE OUTSTANDING AS OF JUNE 30, 1999.

                        THIS DOCUMENT CONTAINS 20 PAGES.
                        THE EXHIBIT INDEX IS ON PAGE 21.

                          CONCORD COMMUNICATIONS, INC.

                            FORM 10-Q, JUNE 30, 1999

                                    CONTENTS

    Item Number                                                           Page
                          PART I: FINANCIAL INFORMATION

     Item 1. Financial Statements
                 Balance sheets:
                 June 30, 1999 and December 31, 1998                         3
                 Statements of operations:
                 Three and six months ended June 30, 1999 and
                 June 30, 1998                                               4
                 Statements of cash flows:
                 Six  months ended June 30, 1999 and June 30, 1998           5
                 Notes to financial statements                             6-7

     Item 2. Management's Discussion and Analysis of Financial
                       Condition and Results of Operations                8-18

     Item  3. Quantitative and Qualitative Disclosures about Market
                       Risk                                                 18

                           PART II: OTHER INFORMATION

     Item 1. Legal Proceedings                                              19

     Item 2. Changes in Securities and Use of Proceeds                      19

     Item 3. Defaults Upon Senior Securities                                19

     Item 4. Submission of Matters to a Vote of Security Holders            19

     Item 5. Other Information                                              19

     Item 6. Exhibits and Reports on Form 8-K                               19

     SIGNATURE                                                              20

     EXHIBIT INDEX                                                          21

                          PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          CONCORD COMMUNICATIONS, INC.
                                 BALANCE SHEETS



                                                                       JUNE 30,      DECEMBER 31,
                                                                         1999            1998
                                                                       --------      ------------
                                                     ASSETS

 Current Assets:
     Cash and cash equivalents.............................          $ 7,912,709      $ 11,164,349
     Marketable securities.................................           51,103,539        39,237,680
     Accounts receivable, net of allowance of approximately
       $590,000 and $450,000, respectively.................            7,115,784         5,048,879
     Prepaid expenses and other current assets.............              607,601           509,805
                                                                     -----------      ------------
         Total current assets..............................           66,739,633        55,960,713
                                                                     -----------      ------------
 Equipment and Improvements, at cost:
     Equipment.............................................            4,844,091         3,701,266
     Leasehold improvements................................            1,949,254           385,128
                                                                     -----------      ------------
                                                                       6,793,345         4,086,394
     Less-- Accumulated depreciation and amortization......            2,024,493         1,365,222
                                                                     -----------      ------------
                                                                       4,768,852         2,721,172
                                                                     -----------      ------------
                                                                     $71,508,485      $ 58,681,885
                                                                     ===========      ============

                                    LIABILITIES AND STOCKHOLDERS' EQUITY

 Current Liabilities:
     Accounts payable......................................          $ 4,928,833      $  3,553,673
     Accrued expenses......................................            5,735,000         4,086,983
     Deferred revenue......................................            6,489,417         5,296,469
                                                                     -----------      ------------
         Total current liabilities.........................           17,153,250        12,937,125
                                                                     -----------      ------------
 Stockholders' Equity
      Preferred stock, $.01 par value --
        Authorized -- 1,000,000 shares
        no shares issued and outstanding                                      --                --
     Common stock, $.01 par value--
       Authorized -- 50,000,000 shares
       Issued and outstanding -- 13,376,768 and 13,040,374
       shares, respectively................................              133,768           130,405
     Additional paid-in capital............................           74,201,893        69,938,129
     Deferred compensation.................................              (77,205)         (101,189)
     Accumulated comprehensive income......................             (733,545)          149,606
     Accumulated deficit...................................          (19,169,676)      (24,372,191)
                                                                     -----------      ------------
         Total stockholders' equity .......................           54,355,235        45,744,760
                                                                     -----------      ------------
                                                                     $71,508,485      $ 58,681,885
                                                                     ===========      ============

   The accompanying notes are an integral part of these financial statements.

                          CONCORD COMMUNICATIONS, INC.
                            STATEMENTS OF OPERATIONS


                                               THREE MONTHS ENDED                       SIX MONTHS ENDED
                                     ----------------------------------------------------------------------------
                                          JUNE 30,              JUNE 30,            JUNE 30,           JUNE 30,
                                            1999                  1998                1999               1998
                                          --------              --------            --------           --------



Revenues:
     License revenues.............    $  11,877,074         $   7,104,600       $  22,857,164      $  13,204,591
     Service revenues.............        3,184,241             1,435,864           5,732,683          2,395,920
                                      -------------         -------------       -------------      -------------
          Total revenues..........       15,061,315             8,540,464          28,589,847         15,600,511
Cost of Revenues..................        1,853,521               998,720           3,524,469          1,852,259
                                      -------------         -------------       -------------      -------------
          Gross profit............       13,207,794             7,541,744          25,065,378         13,748,252
                                      -------------         -------------       -------------      -------------
Operating Expenses:
     Research and development.....        2,469,165             1,711,725           4,625,795         3,215,367
     Sales and marketing..........        6,309,725             3,938,812          11,907,098          7,446,108
     General and administrative...          795,533               594,122           1,598,366          1,166,818
                                      -------------         -------------       -------------      -------------

     Total operating expenses.....        9,574,423             6,244,659          18,131,259         11,828,293
                                      -------------         -------------       -------------      -------------
          Operating income........        3,633,371             1,297,085           6,934,119          1,919,959
                                      -------------         -------------       -------------      -------------
Other Income (Expense):
     Interest income..............          749,384               554,394           1,465,451          1,104,814
     Interest expense.............               --                    --                  --               (514)
     Other........................            1,650                   974              (9,055)           (39,541)
                                      -------------         -------------       -------------      -------------
          Total other income......          751,034               555,368           1,456,396          1,064,759
                                      -------------         -------------       -------------      -------------
          Income before income
           taxes..................        4,384,405             1,852,453           8,390,515          2,984,718
     Provision for income taxes...        1,666,000                    --           3,188,000                 --
                                      -------------         -------------       -------------      -------------
          Net income..............    $   2,718,405         $   1,852,453       $   5,202,515      $   2,984,718
                                      =============         =============       =============      =============


Net income per common and
potential common share:
  Basic                              $         0.20         $        0.15       $        0.39      $        0.24
                                      =============         =============       =============      =============
  Diluted                             $        0.19         $        0.13       $        0.36      $        0.21
                                      =============         =============       =============      =============

Weighted average common and
potential common shares
outstanding:
  Basic                                  13,339,718            12,565,017          13,247,441         12,395,448
                                      =============         =============       =============      =============
  Diluted                                14,277,330            13,982,741          14,313,815         13,960,730
                                      =============         =============       =============      =============


   The accompanying notes are an integral part of these financial statements.

                          CONCORD COMMUNICATIONS, INC.
                            STATEMENTS OF CASH FLOWS

                                                                 SIX MONTHS  ENDED
                                                         -----------------------------------
                                                             JUNE 30,          JUNE 30,
                                                               1999              1998
                                                             --------          --------
Cash Flows from Operating Activities:
    Net income                                             $ 5,202,515       $ 2,984,718
    Adjustments to reconcile net income to net cash
    provided by operations:
      Depreciation and amortization                           (199,895)          380,415
      Changes in current assets and liabilities
         Accounts receivable                                (2,066,906)           28,478
         Prepaid expenses and other current assets             (97,796)          (81,407)
         Accounts payable                                    1,375,160           905,093
         Accrued expenses                                    1,648,017          (691,236)
         Deferred revenue                                    1,192,948           750,435
                                                           -----------       -----------
         Net cash provided by operating activities           7,054,043         4,276,496
                                                           -----------       -----------

Cash Flows from Investing Activities:
  Purchases of marketable securities                       (72,119,908)      (25,628,502)
  Sales of marketable securities                            60,254,049        18,266,229
  Purchases of equipment and improvements                   (2,706,951)         (861,122)
                                                           -----------       -----------
          Net cash used in investing activities            (14,572,810)       (8,223,395)
                                                           -----------       -----------

Cash Flows from Financing Activities:
  Proceeds from exercise of stock options                    4,267,127           515,865
                                                           -----------       -----------
Net Decrease in Cash and Cash Equivalents                   (3,251,640)       (3,431,034)


Cash and Cash Equivalents, beginning of period              11,164,349         7,858,186
                                                           -----------       -----------
Cash and Cash Equivalents, end of period                   $ 7,912,709       $ 4,427,152
                                                           ===========       ===========
Supplemental Disclosure of Cash Flow Information:
  Cash paid for taxes                                      $   151,050       $        --
                                                           ===========       ===========
Supplemental Disclosure of Noncash Transactions:
  Unrealized (loss) gain on available-for-sale
   securities                                              $  (883,151)      $    26,393
                                                           ===========       ===========
  Tax benefit associated with employee stock options       $ 3,000,000       $        --
                                                           ===========       ===========
  Retirement of fully depreciated fixed assets             $        --       $ 4,330,000
                                                           ===========       ===========

   The accompanying notes are an integral part of these financial statements.

                          CONCORD COMMUNICATIONS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                            FORM 10-Q, JUNE 30, 1999
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


1. INTERIM FINANCIAL STATEMENTS
     The accompanying financial statements have been presented by Concord Communications, Inc., (the "Company") without audit (except that the balance sheet information as of December 31, 1998 has been derived from audited financial statements) in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Regulation S-X pertaining to interim financial statements. Accordingly, these interim financial statements do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements reflect all adjustments and accruals which management considers necessary for a fair presentation of financial position as of June 30, 1999 and December 31, 1998, and results of operations for the three and six months ended June 30, 1999 and 1998. The results for the interim periods presented are not necessarily indicative of results to be expected for any future period. The financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's 1998 Annual Report on Form 10-K filed with the Securities and Exchange Commission in March 1999.

2. NET INCOME PER SHARE
     The Company follows the provisions of SFAS No. 128, Earnings Per Share, effective December 15, 1997. SFAS No. 128 establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. The dilutive effect of potential common shares for the six months ended June 30, 1999 and June 30, 1998, consisting of outstanding stock options, is determined using the treasury method. Calculations of basic and diluted net income per common share and potential common share are as follows:

                                                          THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                          ------------------                  ----------------
                                                      JUNE 30,          JUNE 30,         JUNE 30,          JUNE 30,
                                                        1999              1998             1999              1998
                                                      --------          --------         --------          --------

   Net income............................          $  2,718,405      $  1,852,453      $  5,202,515      $  2,984,718
                                                   ============      ============      ============      ============

    Weighted average common shares
     outstanding.........................            13,339,718        12,565,017        13,247,441        12,395,448
    Potential  common  shares  pursuant  to stock
     options.............................               937,612         1,417,724         1,066,374         1,565,282
                                                   ------------      -----------       ------------      ------------
    Diluted weighted average shares......            14,277,330       13,982,741         14,313,815        13,960,730
                                                   ============      ===========       ============      ============


   Basic net income per common share.....          $       0.20      $      0.15       $       0.39      $       0.24
                                                   ============      ===========       ============      ============
    Diluted net income  per common
      and potential common share.........          $       0.19      $      0.13       $       0.36      $       0.21
                                                   ============      ===========       ============      ============


3. COMPREHENSIVE INCOME
     The Company follows the provisions of SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The statement is effective for fiscal years beginning after December 15, 1997 and the Company has adopted the statement in its quarter ended March 31, 1998. Comprehensive income for the three and six months ended June 30, 1999 and 1998 is as follows:

                                                         THREE MONTHS ENDED JUNE 30,              SIX  MONTHS  ENDED JUNE 30,
                                                         ---------------------------              ---------------------------
                                                           1999              1998                    1999             1998
                                                           ----              ----                    ----             ----

                    Net income                        $  2,718,405      $  1,852,453            $  5,202,515     $  2,984,718
                    Unrealized (loss) gain on
                         marketable securities            (557,083)           19,679                (883,150)          26,393
                                                      ------------      ------------            ------------     ------------

                    Comprehensive income              $  2,161,322      $  1,832,774            $  4,319,365     $  2,958,325
                                                      ============      ============            ============     ============

4. COMMITMENTS

     In March, 1999 the Company signed a 7 year operating lease for their principal operating facilities. Aggregate rental payments under the lease will be $12.0 million.

5. TAX PROVISION

     The Company has recorded a tax provision of $3.2 million in the six months ended June 30, 1999, based on its effective tax rate for 1999, computed in accordance with SFAS No. 109, Accounting for Income Taxes. Pursuant to SFAS No. 109, the Company has recorded the tax benefit associated with the exercise and subsequent disqualifying disposition of incentive stock options by the Company's employees (approximately $3.0 million) as a component of additional paid in capital.

                          CONCORD COMMUNICATIONS, INC.
                            FORM 10-Q, JUNE 30, 1999



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

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain financial data as percentages of the Company's total revenue:

                                           THREE MONTHS ENDED                     SIX  MONTHS ENDED
                                           ------------------                     -----------------

                                        JUNE 30,          JUNE 30,           JUNE 30,           JUNE 30,
                                          1999              1998               1999               1998
                                        --------          --------           --------           --------
Revenues:
    License revenues                     78.9%             83.2%              79.9%              84.6%
    Service revenues                     21.1%             16.8%              20.1%              15.4%
                               --------------------------------------------------------------------------
    Total revenues                      100.0%            100.0%             100.0%             100.0%
Cost of revenues                         12.3%             11.7%              12.3%              11.9%
                               --------------------------------------------------------------------------
Gross profit                             87.7%             88.3%              87.7%              88.1%
Operating expenses:
    Research and development             16.4%             20.0%              16.2%              20.6%
    Sales and marketing                  41.9%             46.1%              41.6%              47.7%
    General and administrative            5.3%              7.0%               5.6%              7.5 %
                               --------------------------------------------------------------------------
Income from operations                   24.1%             15.2%              24.3%              12.3%
                               --------------------------------------------------------------------------
Other income, net                         5.0%              6.5%               5.1%               6.8%
                               --------------------------------------------------------------------------
Income before income taxes               29.1%             21.7%              29.4%              19.1%
                               --------------------------------------------------------------------------
Provision for income taxes               11.1%               --               11.2%                --
                               --------------------------------------------------------------------------
Net income                               18.0%             21.7%              18.2%              19.1%
                               --------------------------------------------------------------------------

     REVENUES. The Company's revenues consist of software license revenues and service revenues. Software license revenues are recognized in accordance with the American Institute of Certified Public Accountants' Statement of Position ("SOP") 97-2, Software Revenue Recognition. Under SOP 97-2, software license revenues are recognized upon execution of a contract and delivery of software, provided that the license fee is fixed and determinable, no significant production, modification or customization of the software is required and collection is considered probable by management. In 1999, software license revenues are recognized in accordance with SOP 97-2, as modified by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition with respect to Certain Transactions. Service revenues are recognized as the services are performed. Maintenance revenues are derived from customer support agreements generally entered into in connection with initial license sales and subsequent renewals. Maintenance revenues are recognized ratably over the term of the maintenance period. Payments for maintenance fees are generally made in advance.

     INTERNATIONAL REVENUES. The Company recognized $2.8 million and $1.3 million of revenues from international locations in the three months ended June 30, 1999 and 1998, representing 18.7% and 14.9% of total revenues, respectively. The Company recognized $5.0 million and $2.4 million of revenues from international locations in the six months ended June 30, 1999 and 1998, representing 17.5% and 15.5% of total revenues, respectively. The Company's revenues from international locations were primarily generated from customers located in Europe. Revenues from customers located in Europe accounted for 14.9% and 8.9% of total revenues in the three months ended June 30, 1999 and 1998, respectively. Revenues from customers located in Europe accounted for 13.8% and 11.5% of total revenues in the six months ended June 30, 1999 and 1998, respectively. The continued increase in revenues from international locations is primarily the result of the Company's expansion of its operations outside the United States which has included both the hiring of additional personnel as well as the establishment of additional reseller agreements. The Company believes that continued growth and profitability will require further expansion of its sales in international markets. The Company expects to commit additional time and development resources to customizing its products and services for selected international markets.

     TOTAL REVENUES. The Company's total revenues increased 76.4% to $15.1 million in the three months ended June 30, 1999 from $8.5 million in the three months ended June 30, 1998. The Company's total revenues increased 83.3% to $28.6 million in the six months ended June 30, 1999 from $15.6 million in the six months ended June 30, 1998.

     LICENSE REVENUES. The Company's license revenues are derived from the licensing of software products. License revenues increased 67.2% to $11.9 million, or 78.9% of total revenues, in the three months ended June 30, 1999 from $7.1 million, or 83.2% of total revenues, in the three months ended June 30, 1998. License revenues increased 73.1% to $22.9 million, or 79.9% of total revenues, in the six months ended June 30, 1999 from $13.2 million, or 84.6% of total revenues, in the six months ended June 30, 1998. The increase in license revenues resulted from increased sales to new customers and additional sales to existing customers for new products and upgrades of existing licenses.

     SERVICE REVENUES. The Company's service revenues consist of fees for maintenance, training and professional services. Service revenues increased 121.7% to $3.2 million, or 21.1% of total revenues, in the three months ended June 30, 1999 from $1.4 million, or 16.8% of total revenues, in the three months ended June 30, 1998. Service revenues increased 139.3% to $5.7 million, or 20.1% of total revenues, in the six months ended June 30, 1999 from $2.4 million, or 15.4% of total revenues, in the six months ended June 30, 1998. The increase in service revenues was attributed to an increase in revenue from maintenance contracts, training and professional services for new and existing customers.

     COST OF REVENUES. Cost of revenues includes expenses associated with royalty costs, production, fulfillment and product documentation, along with personnel costs associated with providing customer support in connection with maintenance and professional service contracts. Royalty costs are comprised of third party software costs. Cost of revenues increased 85.6% to $1.9 million, or 12.3% of total revenues, in the three months ended June 30, 1999 from $999,000, or 11.7% of total revenues, in the three months ended June 30, 1998, resulting in gross margins of 87.7% and 88.3% in each respective period. Cost of revenues increased 90.2% to $3.5 million, or 12.3% of total revenues, in the six months ended June 30, 1999 from $1.9 million, or 11.9% of total revenues, in the six months ended June 30, 1998, resulting in gross margins of 87.7% and 88.1% in each respective period. The increase in cost of revenues in absolute dollars was primarily the result of increased spending in customer support to be more responsive to a growing customer base.

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses consist primarily of personnel costs associated with software development. Research and development expenses increased 44.2% to $2.5 million, or 16.4% of total revenues, in the three months ended June 30, 1999 from $1.7 million, or 20.0% of total revenues, in the three months ended June 30, 1998. Research and development expenses increased 43.8% to $4.6 million, or 16.2% of total revenues, in the six months ended June 30, 1999 from $3.2 million, or 20.6% of total revenues, in the six months ended June 30, 1998. The increase in absolute dollars was primarily due to the use of outside contractors for consulting and recruiting along with increased headcount in research and development from 43 to 58 for the period from June 30, 1998 to June 30, 1999. The Company's product architecture and higher revenue base have allowed the Company to introduce new products at lower incremental costs thereby reducing research and development expenses as a percentage of revenues. The Company anticipates that it will continue to commit substantial resources to research and development in the future and that product development expenses may increase in absolute dollars in future periods.

     SALES AND MARKETING EXPENSES. Sales and marketing expenses consist primarily of salaries, commissions to sales personnel and agents, travel, tradeshow participation, public relations, advertising and other promotional expenses. Sales and marketing expenses increased 60.2% to $6.3 million, or 41.9% of total revenues, in the three months ended June 30, 1999 from $3.9 million, or 46.1% of total revenues, in the three months ended June 30, 1998. Sales and marketing expenses increased 59.9% to $11.9 million, or 41.6% of total revenues, in the six months ended June 30, 1999 from $7.4 million, or 47.7% of total revenues, in the six months ended June 30, 1998. The increase in absolute dollars was primarily the result of increased headcount to continue to build the direct sales force along with additional marketing and promotional activities to penetrate the market. The decline in sales and marketing expenses as a percentage of total revenues is due to sales productivity improvements resulting from the expansion of the Network Health product family, increased revenues from existing customers, improved lead generation and reduced sales cycles. Headcount in sales and marketing increased from 53 to 98 people from June 30, 1998 to June 30, 1999.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of salaries for financial, administrative and management personnel and related travel expenses, as well as legal and accounting expenses. General and administrative expenses increased 34.0% to $796,000, or 5.3% of total revenues, in the three months ended June 30, 1999 from $594,000, or 7.0% of total revenues, in the three months ended June 30, 1998. General and administrative expenses increased 36.9% to $1.6 million, or 5.6% of total revenues, in the six months ended June 30, 1999 from $1.2 million, or 7.5% of total revenues, in the six months ended June 30, 1998. The increase in absolute dollars is associated with an increase of costs in general support areas. Headcount in general and administrative functions increased from 13 to 16 people from June 30, 1998 to June 30, 1999. General and administrative expenses declined as a percentage of total revenues during the 1999 period due to a significant increase in revenues during that period.

     OTHER INCOME. Other income consists of interest earned on funds available for investment. The Company had net other income of $751,000 for the three months ended June 30, 1999 and net other income of $556,000 for the three months ended June 30, 1998. The Company had net other income of $1.5 million for the six months ended June 30, 1999 and net other income of $1.1 million for the six months ended June 30, 1998. The increase in net other income is attributed to the investment of proceeds from the Company's IPO.

LIQUIDITY AND CAPITAL RESOURCES

     The Company financed its operations, prior to its initial public offering, primarily through the private sale of equity securities and a credit line for equipment purchases. On October 24, 1997, the Company completed its initial public offering of 3,335,000 shares of Common Stock at a price of $14.00 per share. Of these shares, 2,735,000 were issued by the Company and 600,000 were sold by selling shareholders. The Company received net proceeds of approximately $34.7 million. The Company had working capital of $48.0 million at June 30, 1999.

     Net cash provided by operating activities was $7.1 million and $4.3 million for the three months ended June 30, 1999 and 1998, respectively. Cash, cash equivalents and marketable securities were $59.0 million and $40.5 million at June 30, 1999 and 1998, respectively. Deferred revenues increased for the six months ended June 30, 1999 by $1.2 million due to an increase in overall sales activity; the increase consisted of $1.6 million from deferred maintenance contracts and a decrease of $399,000 from service and software license sales with remaining contingencies such as completion of services, product acceptance and credit worthiness.

     Investing activities have consisted of the acquisition of property and equipment, most notably computer and networking equipment to support the growing employee base and corporate infrastructure and also investments in marketable securities. The Company manages its market risk on its investment securities by selecting investment grade securities with the highest credit ratings of relatively short duration that trade in highly liquid markets. Financing activities consisted primarily of the issuance of common stock and exercise of options during the three months ended June 30, 1999 and 1998.

     Pursuant to the Tax Reform Act of 1986, the utilization of net operating loss carryforwards for tax purposes may be subject to an annual limitation if a cumulative change of ownership of more than 50% occurs over a three-year period. As a result of the Company's 1995 preferred stock financings, such a change in ownership has occurred. As a result of this ownership change, the use of the net operating loss carryforwards is limited. The Company has determined that its initial public offering did not cause another ownership change. The Company has deferred tax assets of approximately $17.3 million composed primarily of net operating loss carryforwards and research and development credits. The Company has fully reserved for these deferred tax assets by recording a valuation allowance of $17.3 million, as the Company believes that it is more likely than not that it will not be able to realize this asset.

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

     The Company's net operating loss deferred tax asset includes approximately $6.5 million pertaining to the benefit associated with the exercise and subsequent disqualifying disposition of incentive stock options by the Company's employees. When and if the Company realizes this asset, the resulting change in the valuation allowance will be credited directly to additional paid-in capital, pursuant to the provisions of SFAS No. 109.

     The Company received a tax benefit of approximately $3.0 million pursuant to the exercise of employee stock options. The Company recorded this benefit as a component of additional paid in capital for the period ended June 30, 1999.

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

     NETWORK HEALTH PRODUCT. In 1997, the Company initiated the necessary development to ensure Year 2000 compliance in the Network Health family of applications and believes it has achieved Year 2000 compliance in Network Health
4.1 which was released in August 1998. The Company's existing customers can receive this release and future releases, at no charge, through their annual software maintenance contract. The Company requires its customers to purchase software maintenance in order to receive product support. Specifically, the Company defines Year 2000 Compliance as the following: no value for current date will cause any interruption in operation; date-based functionality must behave consistently for dates prior to, during, and after Year 2000; in all interfaces and data storage, the century in any date must be specified either explicitly or by unambiguous algorithms or inferencing rules; Year 2000 must be recognized as a leap year. The Company's definition of Year 2000 Compliance is adopted from the British Standard Institute's Definition of Year 2000 Conformity Requirements (PD2000-1). A copy of the standard is available for review on the Company's website. The Company makes no guarantee of, claims no responsibility for and disclaims any liability to its customers, with respect to Year 2000 compliance of operating platforms, hardware, software or other products not developed by the Company, including equipment monitored by the Network Health product.

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

     INTERNAL SYSTEMS OTHER THAN COMPUTER HARDWARE AND SOFTWARE. The operation of office and facilities equipment such as fax machines, photocopiers, telephone switches, security systems, elevators, and other common devices may also be affected by the Year 2000 issue. The Company has identified and assessed its options to remediate, the Year 2000 issue on its office and facilities equipment. The Company expects to complete any needed modifications and upgrades on its office and facilities equipment before the end of 1999.

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

     CONTINGENCY PLANS. The Company recognizes the importance of readiness for potential worst case scenarios. As a result, the Company is working to identify scenarios with significant risks, which would require contingency plans. The Company has begun to develop and expects to complete any needed contingency plans no later than the fall of 1999.

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

LIMITED OPERATING HISTORY; UNCERTAINTY OF FUTURE OPERATING RESULTS

     The Company changed its focus to network management software in 1991 and commercially introduced its first Network Health product in 1995. Accordingly, the Company has only a limited operating history in the network performance analysis and reporting market upon which an evaluation of its business and prospects can be based. The Company has incurred significant net losses in each of the last five fiscal years preceding fiscal year 1997. As of June 31, 1999, the Company had accumulated net losses of $17.0 million. The limited operating history of the Company and its dependence on a single product family in an emerging market makes the prediction of future results of operations difficult or impossible, and the Company and its prospects must be considered in light of the risks, costs and difficulties frequently encountered by emerging companies, particularly companies in the competitive software industry. Although the Company has achieved recent revenue growth, and profitability for the fiscal years ended 1998 and 1997, there can be no assurance that the Company can generate substantial additional revenue growth on a quarterly or annual basis, or that any revenue growth that is achieved can be sustained. Revenue growth that the Company has achieved or may achieve may not be indicative of future operating results. In addition, the Company has increased, and plans to increase further, its operating expenses in order to fund higher levels of research and development, increase its sales and marketing efforts, develop new distribution channels, broaden its customer support capabilities and expand its administrative resources in anticipation of future growth. To the extent that increases in such expenses precede or are not subsequently followed by increased revenues, the Company's business, results of operations and financial condition would be materially adversely affected. There can be no assurance that the Company will sustain profitability on a quarterly or annual basis. The Company must achieve substantial revenue growth in order to sustain profitability. In addition, in view of recent revenue growth, the rapidly evolving nature of its business and markets and its limited operating history in its current market, the Company believes that period-to-period comparisons of financial results are not necessarily meaningful and should not be relied upon as an indication of future performance. In light of the Company's strong performance to date in 1999, the Company recorded a tax provision of $3.2 million in the six months ended June 30, 1999.

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

                          CONCORD COMMUNICATIONS, INC.
                            FORM 10-Q, JUNE 30, 1999
                           PART II: OTHER INFORMATION

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of stockholders on April 27, 1999. At the Annual Meeting, the stockholders of the Company elected three Class II Directors, approved the Company's 1997 Stock Plan (as amended) and ratified the selection of the firm of Arthur Andersen LLP as auditors for the Company for the fiscal year ending December 31, 1999. The voting results were as follows:



                                 Total Vote For              Total Vote Withheld
                                 --------------              -------------------

Election of Directors
   Frederick W.W. Bolander         11,331,582                       20,291
   Deepak Kamra                    11,331,582                       20,291
   Robert M. Wadsworth             11,331,582                       20,291


                                                                         Broker
                                 For       Against       Abstain        Non-Vote
                                 ---       -------       -------        --------
Approval of 1997 Stock
  Plan, as amended            8,350,930   2,027,162       19,505         954,276
Ratification of Selection
  of Arthur Andersen LLP     11,273,774      65,600       12,499               0


ITEM 5. OTHER INFORMATION

Not Applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits
    The exhibits listed in the accompanying Exhibit Index on page 20 are filed or incorporated by reference as part of this Report.

(b) Reports on Form 8-K
    None

                          CONCORD COMMUNICATIONS, INC.
                            FORM 10-Q, JUNE 30, 1999

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         Concord Communications, Inc.
                                         /s/ Gary E. Haroian
                                         ---------------------------
Date: August 13, 1999                    Name: Gary E. Haroian
                                         Title: Vice President of Finance
                                                and Chief Financial Officer
                                                (Principal Financial Officer and
                                                Principal Accounting Officer)

                          CONCORD COMMUNICATIONS, INC.
                            FORM 10-Q, JUNE 30, 1999

                                  EXHIBIT INDEX

EXHIBIT NO.              DESCRIPTION
-----------              -----------

  10.01 1997 Stock Plan of the Company, as amended on March 01, 1999

  27.01                  Financial Data Schedule