Form 10-Q
period 1999-09-30
CONCORD COMMUNICATIONS INC
filed 1999-11-15
CIK 915290

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 1999

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

                               YES  X       NO

14,351,553 SHARES OF THE REGISTRANT'S COMMON STOCK, $0.01 PAR VALUE, WERE OUTSTANDING AS OF OCTOBER 31, 1999.

                        THIS DOCUMENT CONTAINS 24 PAGES.
                        THE EXHIBIT INDEX IS ON PAGE 23.

                          CONCORD COMMUNICATIONS, INC.

                          FORM 10-Q, SEPTEMBER 30, 1999

                                    CONTENTS

Item Number                                                                 Page
                          PART I: FINANCIAL INFORMATION

Item 1. Financial Statements
          Balance sheets:
          September 30, 1999 and December 31, 1998                            3
          Statements of operations:
          Three and nine months ended September 30, 1999 and
          September 30, 1998                                                  4
          Statements of cash flows:
          Nine months ended September 30, 1999 and September 30, 1998         5
          Notes to financial statements                                     6-7

Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                              8-18

Item 3. Quantitative and Qualitative Disclosures about Market Risk           19

                           PART II: OTHER INFORMATION

Item 1. Legal Proceedings                                                    20

Item 2. Changes in Securities and Use of Proceeds                            20

Item 3. Defaults Upon Senior Securities                                      20

Item 4. Submission of Matters to a Vote of Security Holders                  20

Item 5. Other Information                                                    21

Item 6. Exhibits and Reports on Form 8-K                                     21

SIGNATURE                                                                    22

EXHIBIT INDEX                                                                23

                          PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          CONCORD COMMUNICATIONS, INC.
                                 BALANCE SHEETS




                                                     SEPTEMBER 30, DECEMBER 31,
                                                         1999          1998
                                                      ------------ ------------

                                     ASSETS
Current Assets:
 Cash and cash equivalents .......................... $ 6,181,221   $11,164,349
 Marketable securities ..............................  54,523,521    39,237,680
 Accounts receivable, net of allowance of
  approximately $660,000 and $450,000, respectively .   9,838,566     5,048,879
 Prepaid expenses and other current assets ..........     910,159       509,805
                                                      -----------   -----------
   Total current assets .............................  71,453,467    55,960,713
                                                      -----------   -----------
Equipment and Improvements, at cost:
 Equipment ..........................................   6,057,544     3,701,266
 Leasehold improvements .............................   2,926,921       385,128
                                                      -----------   -----------
                                                        8,984,465     4,086,394
  Less-- Accumulated depreciation and amortization ..   2,573,843     1,365,222
                                                      -----------   -----------
                                                        6,410,622     2,721,172
                                                      -----------   -----------
                                                      $77,864,089   $58,681,885
                                                      ===========   ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Accounts payable.................................... $ 3,437,644   $ 3,553,673
 Accrued expenses....................................   7,231,241     4,086,983
 Deferred revenue....................................   7,520,716     5,296,469
                                                      -----------   -----------
         Total current liabilities...................  18,189,601    12,937,125
                                                      -----------   -----------
Stockholders' Equity:
 Preferred stock, $.01 par value --
  Authorized -- 1,000,000 shares
  no shares issued or outstanding
 Common stock, $.01 par value --                               --            --
  Authorized -- 50,000,000 shares
  Issued and outstanding -- 13,484,031 and
  13,040,374 shares, respectively....................     134,677       130,405
     Additional paid-in capital......................  76,383,071    69,938,129
     Deferred compensation...........................     (65,213)     (101,189)
     Accumulated other comprehensive income..........    (875,806)      149,606
     Accumulated deficit............................. (15,902,241)  (24,372,191)
                                                      -----------   -----------
         Total stockholders' equity .................  59,674,488    45,744,760
                                                      -----------   -----------
                                                      $77,864,089   $58,681,885
                                                      ===========   ===========

   The accompanying notes are an integral part of these financial statements.

                          CONCORD COMMUNICATIONS, INC.
                            STATEMENTS OF OPERATIONS


                                   THREE MONTHS ENDED            NINE MONTHS ENDED
                              ----------------------------  ----------------------------
                              SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,
                                   1999           1998           1999           1998
                               -----------    -----------    -----------    -----------


Revenues:
 License revenues...........   $13,085,991    $ 8,871,444    $35,943,156    $22,076,035
 Service revenues...........     3,930,607      1,724,165      9,663,289      4,120,085
                               -----------    -----------    -----------    -----------
  Total revenues............    17,016,598     10,595,609     45,606,445     26,196,120
Cost of Revenues............     2,302,878      1,199,744      5,827,347      3,052,002
                               -----------    -----------    -----------    -----------
  Gross profit..............    14,713,720      9,395,865     39,779,098     23,144,118
                               -----------    -----------    -----------    -----------
Operating Expenses:
 Research and development...     2,887,207      1,871,055      7,513,001      5,086,423
 Sales and marketing........     6,332,727      4,647,777     18,239,826     12,093,884
 General and administrative.     1,008,919        778,287      2,607,285      1,945,105
                               -----------    -----------    -----------    -----------
 Total operating expenses...    10,228,853      7,297,119     28,360,112     19,125,412
                               -----------    -----------    -----------    -----------
  Operating income..........     4,484,867      2,098,746     11,418,986      4,018,705
                               -----------    -----------    -----------    -----------
Other Income (Expense):
 Interest income............       802,488        572,814      2,267,940      1,677,628
 Interest expense...........            --             --             --           (514)
 Other......................       (11,920)       (14,919)       (20,975)       (54,460)
                               -----------    -----------    -----------    -----------
  Total other income........       790,568        557,895      2,246,964      1,622,654
                               -----------    -----------    -----------    -----------
  Income before income taxes     5,275,435      2,656,641     13,665,590      5,641,359
 Provision for income taxes.     2,008,000        213,800      5,196,000        213,800
                               -----------    -----------    -----------    -----------
  Net income................   $ 3,267,435    $ 2,442,841    $ 8,469,950    $ 5,427,559
                               ===========    ===========    ===========    ===========


Net income per common and
potential common share:
 Basic                         $      0.24    $      0.19    $      0.64    $      0.43
                               ===========    ===========    ===========    ===========
 Diluted                       $      0.23    $      0.17    $      0.59    $      0.39
                               ===========    ===========    ===========    ===========

Weighted average common and
potential common shares
outstanding:
 Basic                          13,458,074     12,790,004     13,320,566     12,526,567
                               ===========    ===========    ===========    ===========
 Diluted                        14,307,794     14,135,361     14,314,721     14,018,940
                               ===========    ===========    ===========    ===========



   The accompanying notes are an integral part of these financial statements.

                          CONCORD COMMUNICATIONS, INC.
                            STATEMENTS OF CASH FLOWS


                                                         NINE MONTHS ENDED
                                                     --------------------------
                                                     SEPTEMBER 30, SEPTEMBER 30,
                                                         1999          1998
                                                     ------------   -----------
Cash Flows from Operating Activities:
    Net income                                       $  8,469,950   $ 5,427,559
    Adjustments to reconcile net income to net cash
    provided by operations:
      Depreciation and amortization                       219,185       757,354
      Changes in current assets and liabilities:
         Accounts receivable                           (4,789,687)   (1,364,943)
         Prepaid expenses and other current assets       (400,354)     (414,332)
         Accounts payable                                (116,029)    1,797,488
         Accrued expenses                               3,144,258      (236,618)
         Deferred revenue                               2,224,247     1,942,600
                                                     ------------   -----------
         Net cash provided by operating activities      8,751,570     7,909,108
                                                     ------------   -----------

Cash Flows from Investing Activities:
  Purchases of marketable securities                 (184,753,484)  (29,550,566)
  Sales of  marketable securities                     169,467,643    21,066,337
  Purchases of equipment and improvements              (4,898,071)     (949,914)
                                                     ------------   -----------
          Net cash used in investing activities       (20,183,912)   (9,434,143)
                                                     ------------   -----------

Cash Flows from Financing Activities:
  Proceeds from exercise of stock options               6,449,214       741,854
                                                     ------------   -----------
Net Decrease in Cash and Cash Equivalents              (4,983,128)     (783,181)

Cash and Cash Equivalents, beginning of period         11,164,349     7,858,186
                                                     ------------   -----------
Cash and Cash Equivalents, end of period             $  6,181,221   $ 7,075,005
                                                     ============   ===========
Supplemental Disclosure of Cash Flow Information:
  Cash paid for taxes                                $    226,180   $        --
                                                     ============   ===========
Supplemental Disclosure of Noncash Transactions:
  Unrealized (loss) gain on available-for-sale       $ (1,025,412)  $   316,317
                                                     ============   ===========
  Tax benefit associated with employee stock options $  5,000,000   $        --
                                                     ============   ===========
  Retirement of fully depreciated fixed assets       $         --   $ 4,330,000
                                                     ============   ===========


   The accompanying notes are an integral part of these financial statements.

                          CONCORD COMMUNICATIONS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                          FORM 10-Q, SEPTEMBER 30, 1999
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


1. INTERIM FINANCIAL STATEMENTS
    The accompanying financial statements have been presented by Concord Communications, Inc., (the "Company") without audit (except that the balance sheet information as of December 31, 1998 has been derived from audited financial statements) in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Regulation S-X pertaining to interim financial statements. Accordingly, these interim financial statements do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements reflect all adjustments and accruals which management considers necessary for a fair presentation of financial position as of September 30, 1999 and December 31, 1998, and results of operations for the three and nine months ended September 30, 1999 and 1998. The results for the interim periods presented are not necessarily indicative of results to be expected for any future period. The financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's 1998 Annual Report on Form 10-K filed with the Securities and Exchange Commission in March 1999.

2. NET INCOME PER SHARE
    The Company follows the provisions of SFAS No. 128, Earnings Per Share, effective December 15, 1997. SFAS No. 128 establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. The dilutive effect of potential common shares for the nine months ended September 30, 1999 and September 30, 1998, consisting of outstanding stock options, is determined using the treasury method. Calculations of basic and diluted net income per common share and potential common share are as follows:

                                                                  THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                            SEPTEMBER 30,     SEPTEMBER 30,     SEPTEMBER 30,     SEPTEMBER 30,
                                                                1999              1998              1999              1998
                                                             -----------       -----------       -----------       -----------

Net income                                                   $ 3,267,435       $ 2,442,841       $ 8,469,950       $ 5,427,559
                                                             ===========       ===========       ===========       ===========

 Weighted average common shares outstanding                   13,458,074        12,790,004        13,320,566        12,526,567
 Potential common shares pursuant to stock options               849,720         1,345,357           994,155         1,492,373
                                                             -----------       -----------       -----------       -----------
 Diluted weighted average shares                              14,307,794        14,135,361        14,314,721        14,018,940
                                                             ===========       ===========       ===========       ===========


Basic net income per common share                            $      0.24       $      0.19       $      0.64       $      0.43
                                                             ===========       ===========       ===========       ===========
 Diluted net income  per common
   and potential common share                                $      0.23       $      0.17       $      0.59       $      0.39
                                                             ===========       ===========       ===========       ===========


3. COMPREHENSIVE INCOME
    The Company follows the provisions of SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The statement is effective for fiscal years beginning after December 15, 1997 and the Company has adopted the statement in its quarter ended March 31, 1998. Comprehensive income for the three and nine months ended September 30, 1999 and 1998 is as follows:


                     THREE MONTHS ENDED SEPTEMBER 30,   NINE MONTHS ENDED SEPTEMBER 30,
                             1999        1998                   1999        1998
                          ----------  ----------             ----------  ----------

Net income                $3,267,435  $2,442,841             $8,469,950  $5,427,559


Unrealized (loss) gain
 on marketable securities  (142,261)     298,924             (1,025,412)    325,317
                          ----------  ----------             ----------  ----------

Comprehensive income      $3,125,174  $2,741,765             $7,444,538  $5,752,876
                          ==========  ==========             ==========  ==========

4. COMMITMENTS

    In March, 1999 the Company signed a 7 year operating lease for its principal operating facilities. Aggregate rental payments under the lease will be $12.0 million. Following the abandonment of the Company's existing office space, the Company recorded a third quarter charge of $700,000, representing the remaining lease commitment, less expected sublease income.

5. TAX PROVISION

The Company has recorded a tax provision of $5.2 million in the nine months ended September 30, 1999, based on its effective tax rate for 1999, computed in accordance with SFAS No. 109, Accounting for Income Taxes. Pursuant to SFAS No. 109, the Company has recorded the tax benefit associated with the exercise and subsequent disqualifying disposition of incentive stock options by the Company's employees (approximately $5.0 million) as a component of additional paid in capital.

6. ACQUISITION OF EMPIRE TECHNOLOGIES

    On October 19, 1999, Concord Communications, Inc., a Massachusetts corporation ("Concord" or the "Company"), entered into an Agreement and Plan of Reorganization (the "Merger Agreement") providing for the merger (the "Merger") of E Acquisition Corp., a Georgia corporation and wholly-owned subsidiary of the Company ("Merger Sub") with and into Empire Technologies, Inc. ("Empire"). the merger was effected on October 29, 1999 (the "Effective Date") pursuant to a Certificate of Merger filed with the Secretary of State of the State of Georgia on that date. Pursuant to the Merger Agreement, at the effective time of the Merger, each issued and outstanding share of the common stock, no par value per share, of Empire (the "Empire Common Stock") was converted into 815,248 shares (the "Conversion Ratio") of the common stock, $.01 par value per share, of the Company (the "Concord Common Stock"). Since there were 1,000 outstanding shares of Empire Common Stock immediately prior to the effective time of the Merger, Concord issued an aggregate of 815,248 shares of Concord Common Stock to the stockholders of Empire in the Merger in a private placement transaction pursuant to Section 4(2) under the Securities Act of 1933. Empire is a leading provider of solutions for proactive self-management of UNIX and Windows NT systems, as well as mission-critical applications. The merger was accounted for as a pooling of interests. Because the acquisition occurred after September 30, 1999, the financial statements herein do not reflect the restatement of the Company's historical statements. The following table sets forth certain proforma statement of operations data as if the combination had occurred on September 30, 1999:


                                  THREE MONTHS ENDED SEPTEMBER 30,     NINE MONTHS ENDED SEPTEMBER 30,
                                       1999             1998               1999              1998
                                    -----------      -----------        -----------       -----------
Revenue
  Concord Communications, Inc.      $17,016,598      $10,595,609        $45,606,445       $26,196,120
  Empire Technologies, Inc.           1,324,877          591,559          2,580,802         1,435,753
                                    -----------      -----------        -----------       -----------
    Total                           $18,341,475      $17,608,157        $48,187,247       $27,631,873
                                    ===========      ===========        ===========       ===========

Net Income
  Concord Communications, Inc.      $ 3,400,595      $ 2,442,841        $ 8,603,110       $ 5,427,559
  Empire Technologies, Inc.             319,640          149,379            735,197         1,112,006
                                    -----------      -----------        -----------       -----------
    Total                           $ 3,720,235      $ 2,592,220        $ 9,338,307       $ 6,539,565
                                    ===========      ===========        ===========       ===========

Net income per common and
potential common share:
  Basic                             $      0.26      $      0.19        $      0.66       $      0.49
                                    ===========      ===========        ===========       ===========
  Diluted                           $      0.25      $      0.17        $      0.62       $      0.44
                                    ===========      ===========        ===========       ===========
Weighted average common and
potential common shares
outstanding:
  Basic                              14,273,322       13,605,252         14,135,814        13,341,815
                                    ===========      ===========        ===========       ===========
  Diluted                            15,123,042       14,950,609         15,129,969        14,834,188
                                    ===========      ===========        ===========       ===========

                          CONCORD COMMUNICATIONS, INC.
                          FORM 10-Q, SEPTEMBER 30, 1999



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

RESULTS OF OPERATIONS

    The following table sets forth, for the periods indicated, certain financial data as percentages of the Company's total revenue:

                                       THREE MONTHS ENDED                NINE MONTHS ENDED
                                 ------------------------------    ------------------------------
                                 SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,
                                     1999             1998             1999             1998
Revenues:
  License revenues                   76.9%            83.7%            78.8%            84.3%
  Service revenues                   23.1%            16.3%            21.2%            15.7%
                                     ----             ----             ----             ----
    Total revenues                  100.0%           100.0%           100.0%           100.0%
Cost of revenues                     13.5%            11.3%            12.8%            11.7%
                                     ----             ----             ----             ----
Gross profit                         86.5%            88.7%            87.2%            88.3%
Operating expenses:
  Research and development           17.0%            17.7%            16.5%            19.4%
  Sales and marketing                37.2%            43.9%            40.0%            46.2%
  General and administrative          5.9%             7.3%             5.7%             7.4%
                                     ----             ----             ----             ----
Income from operations               26.4%            19.8%            25.0%            15.3%
                                     ----             ----             ----             ----
Other income, net                     4.6%             5.3%             5.0%             6.2%
                                     ----             ----             ----             ----
Income before income taxes           31.0%            25.1%            30.0%            21.5%
                                     ----             ----             ----             ----
Provision for income taxes           11.8%             2.0%            11.4%             0.8%
                                     ----             ----             ----             ----
Net income                           19.2%            23.1%            18.6%            20.7%
                                     ----             ----             ----             ----

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

      International Revenues. The Company recognized $2.8 million and $2.2 million of revenues from international locations in the three months ended September 30, 1999 and 1998, representing 16.7% and 20.5% of total revenues, respectively. The Company recognized $7.8 million and $4.6 million of revenues from international locations in the nine months ended September 30, 1999 and 1998, representing 17.2% and 17.5% of total revenues, respectively. The Company's revenues from international locations were primarily generated from customers located in Europe. Revenues from customers located in Europe accounted for 13.2% and 14.3% of total revenues in the three months ended September 30, 1999 and 1998, respectively. Revenues from customers located in Europe accounted for 13.6% and 12.6% of total revenues in the nine months ended September 30, 1999 and 1998, respectively. The continued increase in revenues from international locations is primarily the result of the Company's expansion of its operations outside the United States which has included both the hiring of additional personnel as well as the establishment of additional reseller agreements. The Company believes that continued growth and profitability will require further expansion of its sales in international markets. The Company expects to commit additional time and development resources to customizing its products and services for selected international markets.

    TOTAL REVENUES. The Company's total revenues increased 60.6% to $17.0 million in the three months ended September 30, 1999 from $10.6 million in the three months ended September 30, 1998. The Company's total revenues increased 74.1% to $45.6 million in the nine months ended September 30, 1999 from $26.2 million in the nine months ended September 30, 1998.

    LICENSE REVENUES. The Company's license revenues are derived from the licensing of software products. License revenues increased 67.8% to $13.1 million, or 76.9% of total revenues, in the three months ended September 30, 1999 from $8.9 million, or 83.7% of total revenues, in the three months ended September 30, 1998. License revenues increased 62.8% to $35.9 million, or 78.8% of total revenues, in the nine months ended September 30, 1999 from $22.1 million, or 84.3% of total revenues, in the nine months ended September 30, 1998. The increase in license revenues resulted from increased sales to new customers and additional sales to existing customers for new products and upgrades of existing licenses.

    SERVICE REVENUES. The Company's service revenues consist of fees for maintenance, training and professional services. Service revenues increased 128.0% to $3.9 million, or 23.1% of total revenues, in the three months ended September 30, 1999 from $1.7 million, or 16.3% of total revenues, in the three months ended September 30, 1998. Service revenues increased 134.5% to $9.7 million, or 21.2% of total revenues, in the nine months ended September 30, 1999 from $4.1 million, or 15.7% of total revenues, in the nine months ended September 30, 1998. The increase in service revenues was attributed to an increase in revenue from maintenance contracts, training and professional services for new and existing customers.

    COST OF REVENUES. Cost of revenues includes expenses associated with royalty costs, production, fulfillment and product documentation, along with personnel costs associated with providing customer support in connection with maintenance and professional service contracts. Royalty costs are comprised of third party software costs. Cost of revenues increased 91.9% to $2.3 million, or 13.5% of total revenues, in the three months ended September 30, 1999 from $1.2 million, or 11.3% of total revenues, in the three months ended September 30, 1998, resulting in gross margins of 86.5% and 88.7% in each respective period. Cost of revenues increased 90.9% to $5.8 million, or 12.8% of total revenues, in the nine months ended September 30, 1999 from $3.1 million, or 11.7% of total revenues, in the nine months ended September 30, 1998, resulting in gross margins of 87.2% and 88.3% in each respective period. The increase in cost of revenues was primarily the result of increased spending in customer support to be more responsive to a growing customer base.

    RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses consist primarily of personnel costs associated with software development. Research and development expenses increased 54.3% to $2.9 million, or 17.0% of total revenues, in the three months ended September 30, 1999 from $1.9 million, or 17.7% of total revenues, in the three months ended September 30, 1998. Research and development expenses increased 47.7% to $7.5 million, or 16.5% of total revenues, in the nine months ended September 30, 1999 from $5.1 million, or 19.4% of total revenues, in the nine months ended September 30, 1998. The increase in absolute dollars was primarily due to the use of outside contractors for consulting and recruiting along with increased headcount in research and development from 48 to 65 for the period from September 30, 1998 to September 30, 1999. The Company's product architecture and higher revenue base have allowed the Company to introduce new products at lower incremental costs thereby reducing research and development expenses as a percentage of revenues. The Company anticipates that it will continue to commit substantial resources to research and development in the future and that product development expenses may increase in absolute dollars in future periods.

    SALES AND MARKETING EXPENSES. Sales and marketing expenses consist primarily of salaries, commissions to sales personnel and agents, travel, tradeshow participation, public relations, advertising and other promotional expenses. Sales and marketing expenses increased 36.3% to $6.3 million, or 37.2% of total revenues, in the three months ended September 30, 1999 from $4.6 million, or 43.9% of total revenues, in the three months ended September 30, 1998. Sales and marketing expenses increased 50.8% to $18.2 million, or 40.0% of total revenues, in the nine months ended September 30, 1999 from $12.1 million, or 46.2% of total revenues, in the nine months ended September 30, 1998. The increase in absolute dollars was primarily the result of increased headcount to continue to build the direct sales force along with additional marketing and promotional activities to penetrate the market. The decline in sales and marketing expenses as a percentage of total revenues is due to sales productivity improvements resulting from the expansion of the Network Health product family, increased revenues from existing customers, improved lead generation and reduced sales cycles. Headcount in sales and marketing increased from 62 to 103 people from September 30, 1998 to September 30, 1999.

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of salaries for financial, administrative and management personnel and related travel expenses, as well as legal and accounting expenses. General and administrative expenses increased 29.6% to $1.0 million, or 5.9% of total revenues, in the three months ended September 30, 1999 from $778,000, or 7.3% of total revenues, in the three months ended September 30, 1998. General and administrative expenses increased 34.0% to $2.6 million, or 5.7% of total revenues, in the nine months ended September 30, 1999 from $1.9 million, or 7.4% of total revenues, in the nine months ended September 30, 1998. The increase in absolute dollars is associated with an increase of costs in general support areas. Headcount in general and administrative functions increased from 13 to 18 people from September 30, 1998 to September 30, 1999. General and administrative expenses declined as a percentage of total revenues during the 1999 period due to a significant increase in revenues during that period.

    OTHER INCOME. Other income consists of interest earned on funds available for investment. The Company had net other income of $790,000 for the three months ended September 30, 1999 and net other income of $558,000 for the three months ended September 30, 1998. The Company had net other income of $2.2 million for the nine months ended September 30, 1999 and net other income of $1.6 million for the nine months ended September 30, 1998. The increase in net other income is attributed to the investment of cashflows from the Company's operations.

LIQUIDITY AND CAPITAL RESOURCES

    The Company financed its operations, prior to its initial public offering, primarily through the private sale of equity securities and a credit line for equipment purchases. On October 24, 1997, the Company completed its initial public offering of 3,335,000 shares of Common Stock at a price of $14.00 per share. Of these shares, 2,735,000 were issued by the Company and 600,000 were sold by selling shareholders. The Company received net proceeds of approximately $34.7 million. The Company had working capital of $53.3 million at September 30, 1999.

    Net cash provided by operating activities was $8.8 million and $7.9 million for the nine months ended September 30, 1999 and 1998, respectively. Cash, cash equivalents and marketable securities were $60.7 million and $44.6 million at September 30, 1999 and 1998, respectively. Deferred revenues increased for the nine months ended September 30, 1999 by $2.2 million due to an increase in overall sales activity; the increase consisted of $2.5 million from deferred maintenance contracts and a decrease of $318,000 from service and software license sales with remaining contingencies such as completion of services, product acceptance and credit worthiness.

    Investing activities have consisted of the acquisition of property and equipment, most notably computer and networking equipment to support the growing employee base and corporate infrastructure and also investments in marketable securities. The Company manages its market risk on its investment securities by selecting investment grade securities with the highest credit ratings of relatively short duration that trade in highly liquid markets. Financing activities consisted primarily of the issuance of common stock and exercise of options during the nine months ended September 30, 1999 and 1998.

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

    The Company's net operating loss deferred tax asset includes approximately $8.9 million pertaining to the benefit associated with the exercise and subsequent disqualifying disposition of incentive stock options by the Company's employees. When and if the Company realizes this asset, the resulting change in the valuation allowance will be credited directly to additional paid-in capital, pursuant to the provisions of SFAS No. 109.

    The Company received a tax benefit of approximately $5.0 million pursuant to the exercise of employee stock options. The Company recorded this benefit as a component of additional paid in capital for the period ended September 30, 1999.

    The Company's current export sales are denominated in United States dollars. To the extent that international sales continue to be denominated in United States dollars, an increase in the value of the United States dollar relative to other currencies could make the Company's products and services more expensive and, therefore, potentially less competitive in international markets.

    As of September 30, 1999, the Company's principal sources of liquidity included cash and marketable securities. The Company believes that its current cash and market securities and cash provided by future operations will be sufficient to meet its working capital and anticipated capital expenditure requirements for the next 12 months. Although operating activities may provide cash in certain periods, to the extent the Company experiences growth in the future, its operating and investing activities may require significant cash. Consequently, any such future growth may require the Company to obtain additional equity or debt financing.

YEAR 2000 COMPLIANCE / YEAR 2000 READINESS DISCLOSURE STATEMENT

     The company is aware of the issues associated with the programming code in existing computer systems and software products as the millennium (Year 2000) approaches. The Company has set up a task force, which consists of the Director of Information Technology (IT) and Operations, the Manager of System Applications and representative personnel from each functional area. This task force is addressing the Year 2000 issue in the following categories: the Network Health product; internal business computer systems and software applications; internal systems other than computer hardware and software; and systems of the Company's external suppliers and service providers. The Company is also assessing its Year 2000 associated costs, risks and potential contingency plans. Despite the Company's efforts with respect to the Year 2000 issue, there can be no assurance that the Company's business, results of operations or financial condition would not be materially adversely affected by the failure of the Company's products, its internal systems and applications or the systems of its third party suppliers and service providers to properly operate or manage data beyond 1999.

    NETWORK HEALTH PRODUCT. In 1997, the Company initiated the necessary development to ensure Year 2000 compliance in the Network Health family of applications and believes it has achieved Year 2000 compliance in Network Health 4.1, which was released in August 1998. The Company's existing customers can receive this release and future releases, at no charge, through their annual software maintenance contract. The Company requires its customers to purchase software maintenance in order to receive product support. Specifically, the Company defines Year 2000 Compliance as the following: no value for current date will cause any interruption in operation; date-based functionality must behave consistently for dates prior to, during, and after Year 2000; in all interfaces and data storage, the century in any date must be specified either explicitly or by unambiguous algorithms or inferencing rules; Year 2000 must be recognized as a leap year. The Company's definition of Year 2000 Compliance is adopted from the British Standard Institute's Definition of Year 2000 Conformity Requirements (PD2000-1). A copy of the standard is available for review on the Company's website. The Company makes no guarantee of, claims no responsibility for and disclaims any liability to its customers, with respect to Year 2000 compliance of operating platforms, hardware, software or other products not developed by the Company, including equipment monitored by the Network Health product.


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

    SYSTEMS OF EXTERNAL SUPPLIERS AND SERVICE PROVIDERS. The Company has initiated communications with third party suppliers of the computers, software and other equipment used, operated or maintained by the Company to identify and, to the extent possible, to resolve any issues regarding the Year 2000 issue. The Company has also initiated communications with facilities service providers upon which the Company relies for daily operations. All external suppliers and service providers have been asked to provide a written assurance that they are also preparing to be Year 2000 compliant in a timely manner, and that their products/services will be available to the Company up to and beyond the Year 2000, without interruption. A response has been received from 100% of these suppliers and service providers. However, there can be no assurance that the systems operated by other companies upon which the Company relies will be Year 2000 compliant on a timely basis.

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

LIMITED OPERATING HISTORY; UNCERTAINTY OF FUTURE OPERATING RESULTS

    The Company changed its focus to network management software in 1991 and commercially introduced its first Network Health product in 1995. Accordingly, the Company has only a limited operating history in the network performance analysis and reporting market upon which an evaluation of its business and prospects can be based. The Company has incurred significant net losses in each of the last five fiscal years preceding fiscal year 1997. As of September 30, 1999, the Company had accumulated net losses of $14.0 million. The limited operating history of the Company and its dependence on a single product family in an emerging market makes the prediction of future results of operations difficult or impossible, and the Company and its prospects must be considered in light of the risks, costs and difficulties frequently encountered by emerging companies, particularly companies in the competitive software industry. Although the Company has achieved recent revenue growth, and profitability for the fiscal years ended 1998 and 1997, there can be no assurance that the Company can generate substantial additional revenue growth on a quarterly or annual basis, or that any revenue growth that is achieved can be sustained. Revenue growth that the Company has achieved or may achieve may not be indicative of future operating results. In addition, the Company has increased, and plans to increase further, its operating expenses in order to fund higher levels of research and development, increase its sales and marketing efforts, develop new distribution channels, broaden its customer support capabilities and expand its administrative resources in anticipation of future growth. To the extent that increases in such expenses precede or are not subsequently followed by increased revenues, the Company's business, results of operations and financial condition would be materially adversely affected. There can be no assurance that the Company will sustain profitability on a quarterly or annual basis. The Company must achieve substantial revenue growth in order to sustain profitability. In addition, in view of recent revenue growth, the rapidly evolving nature of its business and markets and its limited operating history in its current market, the Company believes that period-to-period comparisons of financial results are not necessarily meaningful and should not be relied upon as an indication of future performance. In light of the Company's strong performance to date in 1999, the Company recorded a tax provision of $5.2 million in the nine months ended September 30, 1999.

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

CONCENTRATED PRODUCT FAMILY

    The Company currently derives substantially all of its revenues from its Network Health product family, and the Company expects that revenues from these products will continue to account for substantially all of the Company's revenues for the foreseeable future. Broad market acceptance of these products is, therefore, critical to the Company's future success, and any factor adversely affecting sales or pricing levels of these products could have a material adverse effect on the Company's business, results of operations and financial condition. There can be no assurance that market acceptance of Network Health will increase or even remain at current levels. Factors that may affect the market acceptance of the Company's products include the availability and price of competing products and technologies and the success of the sales efforts of the Company and its marketing partners. Moreover, the Company anticipates that its competitors will introduce additional competitive products, particularly if demand for network management software products increases, which may reduce future market acceptance of the Company's products. In addition, new competitors could enter the Company's market and offer alternative products, which may impact the market acceptance of the Company's products. The Company's future performance will also depend in part on the successful development, introduction and market acceptance of new and enhanced products. There can be no assurance that any such new or enhanced products will be successfully developed, introduced and marketed, and failure to do so would have a material adverse effect on the Company's business, results of operations and financial condition.

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

COMPETITION; NEW ENTRANTS

    The market for the Company's products is new, intensely competitive, rapidly evolving and subject to technological change. Competitive and alternative offerings are available from the major product categories of remote monitoring
(RMON) probe vendors, element management software, and other performance analysis and reporting offerings. Another area of competition comes from a number of companies offering network performance reporting services; including International Network Services (INS). In addition, the Company expects the large network management platform vendors to begin to offer products directly competitive with the Company's products. These companies may bundle their products with other hardware and software in a manner that may discourage users from purchasing products offered by the Company. This strategy may be particularly effective for companies with leading market shares in the network hardware and software market, including Hewlett-Packard Company, Lucent Technologies, International Business Machines Corporation and Cabletron Systems, Inc.. Developers of network element management solutions such as Cisco Systems, Inc., 3Com Corporation and Nortel Networks, Inc. may also compete with the Company in the future. The Company expects competition to persist, increase and intensify in the future with possible price competition developing in the Company's markets. Many of the Company's current and potential competitors have longer operating histories and significantly greater financial, technical and marketing resources and name recognition than the Company. The Company does not believe its market will support a large number of competitors and their products. In the past, a number of software markets have become dominated by one or a small number of suppliers, and a small number of suppliers or even a single supplier may dominate the Company's market. If the Company does not provide products that achieve success in its market in the short term, the Company could suffer an insurmountable loss in market share and brand name acceptance, which would result in a material adverse effect on the Company's business, results of operations and financial condition. There can be no assurance that the Company will be able to compete effectively with current and future competitors.

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

RISK ASSOCIATED WITH RECENT ACQUISITION AND POSSIBLE ACQUISITIONS

     The Company has recently completed the acquisition of Empire Technologies, Inc. Acquisitions involve a number of special risks, including diversion of management's attention, failure to successfully integrate acquired personnel, information systems and operations of the acquired business, failure to retain key acquired personnel, unanticipated events or circumstances, legal liabilities and amortization of acquired intangible assets, some or all of which could have a material adverse effect on the Company's business, results of operations and financial condition. There can be no assurance that the Company will not encounter difficulties in integrating the operations and products of any acquisition or that the benefits from any integration (including the Empire acquisition) will be realized. In addition, the Company may in the future engage in selective acquisitions of other businesses that are complementary to those of the Company. There can be no assurance that the Company will be able to identify additional suitable acquisition candidates available for sale at reasonable prices, consummate any acquisition or successfully integrate any acquired business into the Company's operations. If the Company were to proceed with one or more significant future acquisitions in which the consideration consisted of cash, a substantial portion of the Company's available cash could be used to consummate the acquisitions. If the Company were to consummate one or more significant acquisitions in which the consideration consisted of stock, stockholders of the Company could suffer dilution of their interests in the Company. Most business acquisitions must be accounted for using the purchase method of accounting. Most of the businesses that might become attractive acquisition candidates for the Company are likely to have significant intangible assets, and acquisition of these businesses, if accounted for as a purchase, would typically result in substantial intangible asset amortization charges to the Company, reducing future earnings or increasing future losses. In addition, such acquisitions could involve acquisition-related charges, such as one-time acquired research and development charges. The magnitude and timing of these charges will affect the Company's business, results of operations and financial condition.

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

                          CONCORD COMMUNICATIONS, INC.
                          FORM 10-Q, SEPTEMBER 30, 1999
                           PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    The Company is not a party to any litigation that it believes could have a material adverse effect on the business, results of operations and financial condition of the Company.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(c) Issuance in Securities
    On October 19, 1999, Concord Communications, Inc., a Massachusetts corporation ("Concord" or the "Company"), entered into an Agreement and Plan of Reorganization (the "Merger Agreement") providing for the merger (the "Merger") of E Acquisition Corp., a Georgia corporation and wholly-owned subsidiary of the Company ("Merger Sub") with and into Empire Technologies, Inc. ("Empire"). The Merger was effected on October 29, 1999 (the "Effective Date") pursuant to a Certificate of Merger filed with the Secretary of State of the State of Georgia on that date. Pursuant to the Merger Agreement, at the effective time of the Merger, each issued and outstanding share of the common stock, no par value per share, of Empire (the "Empire Common Stock") was converted into 815,248 shares (the "Conversion Ratio") of the common stock, $.01 par value per share, of the Company (the "Concord Common Stock"). Since there were 1,000 outstanding shares of Empire Common Stock immediately prior to the effective time of the Merger, Concord issued an aggregate of 815,248 shares of Concord Common Stock to the stockholders of Empire in the Merger in a private placement transaction pursuant to Section 4(2) under the Securities Act of 1933. Empire is a leading provider of solutions for proactive self-management of UNIX and Windows NT systems, as well as mission-critical applications. The merger was accounted for as a pooling of interest.

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

(b) Reports on Form 8-K
    Form 8-k was filed on October 29, 1999 for disclosure of the merger with Empire Technologies, Inc.

                          CONCORD COMMUNICATIONS, INC.
                          FORM 10-Q, SEPTEMBER 30, 1999

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        Concord Communications, Inc.
                                        /s/ Gary E. Haroian
                                        ---------------------
Date: November 15, 1999                 Name: Gary E. Haroian
                                        Title: Vice President of Finance
                                               and Chief Financial Officer
                                               (Principal Financial Officer and
                                               Principal Accounting Officer)

                          CONCORD COMMUNICATIONS, INC.
                          FORM 10-Q, SEPTEMBER 30, 1999

                                  EXHIBIT INDEX


EXHIBIT NO.         DESCRIPTION
  27.01             Financial Data Schedule