Form 10-K
period 1999-12-31
CONCORD COMMUNICATIONS INC
filed 2000-03-28
CIK 915290

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON DC 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                                                        OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ to ________

Commission file number 0-23067

                          CONCORD COMMUNICATIONS, INC.
             (Exact name of registrant as specified in its charter)

         Massachusetts                                  04-2710876
   (State of incorporation)                 (IRS Employer Identification Number)

                               600 Nickerson Road
                          Marlboro, Massachusetts 01752
                                 (508) 460-4646
          (Address and telephone number of principal executive offices)
                                   -----------
        Securities registered pursuant to Section 12(b) of the Act: None

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

                             YES [X]         NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing sale price of the Company's common stock on March 8, 2000, as reported on the Nasdaq National Market was approximately $645,302,040.

The number of shares outstanding of Common Stock as of March 8, 2000 was 16,132,551.

                       DOCUMENTS INCORPORATED BY REFERENCE

        Document                                     Form 10-K Reference


Portions of the Annual Report to Stockholders              Part II,Item 7
for the fiscal year ended December 31, 1999.

Portions of the Registrant's Proxy Statement               Part III
for its Annual Meeting of Stockholders to be held on April 25, 2000.

                        THIS DOCUMENT CONTAINS 40 PAGES.
                                              ----
                      THE EXHIBIT INDEX IS ON PAGE   37  .
                                                   ------

                                     PART I

    This document contains forward looking statements. Any statements contained herein that do not describe historical facts are forward looking statements. Concord makes such forward looking statements under the provisions of the "safe harbor" section of the Private Securities Litigation Reform Act of 1995. The forward looking statements contained herein are based on current expectations, but are subject to a number of risks and uncertainties. The Company's actual future results may differ significantly from those stated in any forward-looking statements. Factors that may cause such differences include, but are not limited to, the factors discussed elsewhere in this Form 10-K under the heading "Risk Factors."


ITEM 1.  BUSINESS

INTRODUCTION

    Concord develops, markets and supports next-generation performance management solutions. With the recent acquisitions of Empire Technologies and FirstSense Software, Concord offers the only integrated performance management solution spanning systems, applications, services and networks. By successfully managing performance across all of these key areas, Concord's products ensure effective e-business. This end-to-end performance view provides the critical insights needed to power day-to-day business and e-commerce operations for some of today's most successful corporations and service providers worldwide.

    By providing a global view of application, system and network performance, the Company's products enable traditional corporate enterprises and companies engaged in e-commerce to effectively manage the service levels they are required to supply to their community of users, including internal end users and external customers and suppliers. In addition, service providers engaged in providing network and bandwidth services, internet access (ISP's), web hosting, application services (ASP's) and outsourcing services use the Company's products to manage the provision of those services to their end user customers. The Company's eHealth product family consists of a set of solutions that identify application and business process response time and availability problems and provide information about the underlying causes of those problems within particular applications, servers, networks or services being provided by an ISP, Carrier or ASP. The Company's software-only solutions provide instrumentation to gather critical application and system information but also retrieve vital network statistics from a wide range of network devices and operating systems. Extensive analysis is performed on the data and statistics are gathered and outputted in the form of intuitive, informative, user friendly graphical reports that can be viewed on a historical basis or in real time. This information is critically important to IT and Service Provider executives, managers and technicians who in turn use it to proactively effect the availability, response time, performance and capacity of the services they are required to provide.

    The Company's target market has and will continue to be large and medium-size corporate users, e-commerce companies and service providers responsible for the management of several thousand to millions of client, server and network devices running multiple critical business applications simultaneously. The Company markets to these potential customers through its own sales force, sales agents, value added resellers, network service providers, including telecommunication carriers, and OEMs. As of December 31, 1999, the Company had over 1,600 customers operating in and serving a variety of industries. Representative customers include Aetna, America Online, American Express, Ameritech, Amoco, AT&T Corporation, Bell Atlantic, Blue Cross/Blue Shield, British Telecommunications plc, Delta Air Lines, Deutsche Telekom, Fleet Financial, Frontier Communications, Fuji Film, Global One, Goodyear, GTE, Harvard Business School, Lloyds of London, Maxnet, McDonald's, MCI Worldcom, Mercedes-Benz, Mindspring, NATO, New York Times, Pacific Bell, Pepsi, Qwest, Siemens, Siris, Sprint, Telecom Italia, Toys 'R' Us, Tufts, U S West, Inc., U.S. Customs, US Internetworking, Visa International, Wang Global and Wiltel.

INDUSTRY BACKGROUND

    The rapid emergence of e-business applications, such as business to business and business to consumer electronic commerce and enterprise resource planning systems that extend outside of the traditional corporate environment to suppliers and partners has significantly increased the amount of business transaction data flowing across corporate and service provider networks and the internet. As these applications have become integral in transacting business between enterprises and their customers, the requirement for fast response times, high performance and application availability has become a critical business priority. In order to deliver the high level of services required in this new environment, businesses continue to expand their internal computer networks but also contract with an ever increasing number of service provider companies providing a host of different solutions and services from bandwidth to outsourcing. These changes in the market have increased the complexity, difficulty and importance of managing the performance of the services and underlying applications and infrastructure required to deliver those services. Since customers are now interacting directly with these systems, there is much less tolerance for poor service. In addition, the problem of management has become more difficult given the multitude of entities, applications, systems and physical networks involved in any one transaction.

    The technical complexity of providing for high levels of automation, aggregation, instrumentation and scalability over many critical applications and many thousands of clients, systems and network elements has made comprehensive performance management solutions difficult to develop and deliver. Any comprehensive solution must be able to provide an integrated performance management system across a set of business processes and both off-the-shelf and customized applications across all major computer and operating systems such as UNIX, Windows NT and Linux, and across all major networking technologies and devices from vendors like Cisco, Lucent and Nortel. Other performance management solutions that are currently available are either point solutions that attempt to compete in a particular area as a "best of breed" solution or platforms and frameworks that attempt to provide a comprehensive solution that must be developed in a custom manner. While the point solutions may be reasonably priced and provide adequate functionality in one particular area, they do not provide the comprehensive solution required for the management of e-business environments. Platform and framework solutions can be expensive and time consuming to implement and very difficult to support given the extent to which they must be customized for each different environment.

    Although tools that are considered point solutions enhance the technical management of a discreet area like a network, a set of computers or a particular application and are useful in isolating and correcting problems after such problems have been identified, these solutions are not able to determine the effect problems have on real users and assess which component of the overall e-business environment, the application, the systems, the network or the services being offered by the service providers is contributing to the problem. Customized solutions that are developed on top of a framework or platform are expensive and time consuming to develop and by their proprietary nature are inflexible and must be implemented in total.

THE CONCORD SOLUTION

    Concord has combined its core capabilities in network performance management with the new systems and application performance management products from Empire Technologies and FirstSense Software to deliver a set of best of breed products that can be integrated to provide a comprehensive performance management solution. Concord's product line, eHealth is a family of turnkey, automated, scaleable, Web-based performance management solutions for critical applications, systems, services and networks that combine sophisticated data collection or agent technologies with Concord's industry leading data retrieval and analysis engine to provide real-time and historical data in an intuitive, informative and user-friendly graphical format. The Company's products are currently capable of simultaneously retrieving data, performing analysis and reporting on that data for up to 80,000 elements per console or workstation. During 2000, Concord plans to introduce a new version of eHealth that will dramatically improve on its current scalability. This new version is being designed for very large end-user and large service provider customers.

    The Company's eHealth product family provides organizations with the following benefits: (i) automated management across the IT infrastructure - provides information automatically in real-time and in historical reports to all levels of IT technical and management staffs about the performance of applications, as seen by the end-user, the underlying systems running those applications and the network infrastructure; (ii) predictive and real-time problem solving - provides actionable information about the availability and response time of critical applications and services so that IT management can adjust capacities in a proactive manner to meet the contracted service level agreements; (iii) alignment of IT or Service Provider operations with Customer business goals - provides a total view into the end-to-end performance and availability of the end-user or customer environment so that the IT or Service Provider organization can deliver services based on the business needs of that end-user or customer; (iv) effective resource management - allows IT management to cost-effectively deploy personnel and equipment resources across the organization; and (v) service provider management - provides the e-business or IT entity with a tool to effectively manage the performance of their service providers.

    In providing these benefits, the Company's eHealth product family incorporates the following features:

    FULLY AUTOMATED, TURNKEY IMPLEMENTATION. The Company's products provide turnkey solutions for fully automated performance management. Installation can be accomplished in a few hours for most products and for certain products installation can occur over the Web. Once installed the Company's products can provide real time information or historical reports on critical areas such as
(i) important trends and changes for application response times, system and network availability and capacity; (ii) situations to watch for potential delays or failures in important services and processes; and (iii) exceptions analysis for identifying deviations from specified performance and service levels.

    SCALEABLE, SOFTWARE-ONLY SOLUTION. The eHealth product family is designed to collect data from heterogeneous sources. The Company's products are easily scaled to meet the demands for performance management as an organization's e-business infrastructure expands. eHealth provides managers with the ability to purchase add-on software licenses or additional agent software as needed.

    MULTI-LEVEL REPORTING. The Company's eHealth product family generates a comprehensive package of graphical reports that provide information and analyses on a wide variety of pre-programmed parameters. Information is provided for use at multiple levels of management, from a general overview of capacity, availability and response time for chief information officers to a detailed analysis of specific transactions, server components, network equipment components, network bandwidth components and network services.

    BROAD TECHNOLOGY COVERAGE. The Company's eHealth product family provides performance management across a broad spectrum of industry standard applications like Microsoft Exchange, Lotus Notes, ERP systems from SAP, Baan and Peoplesoft, industry standard operating systems like Unix, Windows, Windows NT and Linux and industry standard networking technologies like ATM, Frame Relay and IP.

PRODUCTS AND TECHNOLOGY

    Each of the applications in the eHealth product line, Network Health, Application Health, and System Health includes a fixed license fee and a variable fee based on network elements, servers or clients. The following are the Company's products:

    NETWORK HEALTH - NETWORK HEALTH IS THE FOUNDATION OF THE EHEALTH FAMILY. The Network Health platform automatically locates devices on the network, identifies MIB variables, polls devices, and stores data in a relational database. After the data has been analyzed, Network Health automatically generates multiple reports, which can be retrieved from the network console or via the Web. Network Health software operates continuously to provide full-time data gathering and on demand reporting. Network Health reports show the effects of usage and serve as a basis for agreeing to and understanding service levels, proactively addressing potential network failures, managing bandwidth and capacity, identifying security violations and understanding the usage patterns of the network and the network's various elements.

    The critical technology components in the Network Health architecture are the polling engine, the MIB translation file, the database and group filter, and the reporting engine. Each of these components is device independent, and thus can function on any type of network device or segment irrespective of the network equipment vendor or technology. These components automate the functions of locating the appropriate devices for polling, gathering only the appropriate variables and data from those devices, and converting the data into canonical format which facilitates analysis. The distributed nature of the product allows for the product components and the user to be located at any location within the organization. Through the use of sophisticated algorithms and heuristics, the gathered data can be analyzed to make predictions of upcoming problems throughout the network. The report viewing components within the reporting engine allow the rendering and display of multiple views and reports in a graphical fashion for Web output, print output or integration level output to other products. By focusing on the issues of capacity, errors, service levels and utilization, Network Health's manner of reporting provides a common model, which covers a broad spectrum of network elements and technologies.

The following modules are available within the Network Health product line:

    Network Health -- Frame Relay
    Network Health -- Router/Switch
    Network Health -- Traffic Accountant
    Network Health -- Server
    Network Health -- Service Level Reporting
    Network Health -- Remote Access
    Network Health -- ATM

    APPLICATION HEALTH - Application Health provides a comprehensive solution for the management of service and application response management. With Application Health, large enterprises or service providers can effectively measure and manage the availability of critical e-business applications and services from several perspectives including the network infrastructure, the systems or servers, or the client. Through the use of industry leading agent technologies like those from Empire Technologies, FirstSense Software or Cisco, Application Health offers visibility into business transactions and services. It can both measure and report on performance trends and also provide a snapshot into the overall performance of business critical applications. Application Health can currently provide this capability for most industry standard ERP applications (e.g., SAP, Baan, Peoplesoft) and industry standard communications software products like Exchange and Notes. In addition, Application Health provides a unique capability that allows an e-business to measure response time and availability performance for non-standard "home-grown" applications.

    SYSTEM HEALTH - System Health provides a set of solutions that allow an e-business to manage large groups of servers and systems, including Web servers, across all major operating system and server vendor environments. System Health provides real time alarm notification of problems and automatic restart of failed processes critical to the day-to-day functioning of an e-business, an IT organization, a Web-hosting company or an Application Service Provider. System Health provides critical information on which applications are consuming the greatest CPU or memory resources.

CUSTOMER SERVICE

    The post-sales support organization is responsible for providing ongoing technical support and training for the Company's customers. For an annual fee, a customer will receive telephone and email support, as well as new releases of the Company's products. The Company has also begun offering 24 x 7 support coverage to customers for an additional fee. The Company offers a toll-free customer support line to customers. Support personnel answer the technical support calls and generally provide same-day responses to questions that cannot be resolved during the initial call. All calls are logged, opened, tracked, and closed with daily updates to the customer, Concord's sales teams and Concord's executive management team. At December 31, 1999, the Company employed 17 technical post-sales support personnel. In addition, Concord also had 17 professional service and training personnel which provide services to its customers on a per fee basis.

SALES AND MARKETING

    The Company markets its products in the United States to organizations with large and medium-size networks, as well as network service providers which include telecommunications carriers, ISPs, systems integrators and outsourcers primarily through a direct sales force, sales agents and through value added resellers (VARs). Internationally, the Company markets primarily through distributors. Additionally, the Company has entered into joint marketing and joint development arrangements with a number of companies.

    At December 31, 1999, the Company had 23 North America sales teams each comprised of one direct sales person and one or two technical support people targeting the following four geographic regions: East, Central, West and Federal. The Company had 7 International sales teams also comprised of one direct sales person and one or two technical support people targeting the following three geographic regions: EMEA, Asia/Pacific and South America. In addition, the Company employs 21 sales and technical management personnel to the sales teams. At December 31, 1999 the Company utilized 26 North America VARs and 27 international distributors. It is the responsibility of each sales team to manage all sales within its geographic territory by signing up, training, and managing a small number of sales agents, VARs, distributors, network service providers and outsourcers, as well as selling directly to customers. The Company generates sales leads through seminars, trade shows, Internet postings, press articles, referrals, mass mailings and cold calling as well as through relationships with sales agents, distributors, VARs, network service providers and outsourcers.

    At December 31, 1999, the Company had relationships with over 100 network service providers. The network service providers offer the Company's products as part of their service offerings. At December 31, 1999, the Company also had several joint marketing and development partners, including ADC Telecommunications, Ascend Communications, Inc., Cabletron Systems, Inc., Cisco Systems, Inc., Fore Systems, Inc., Ganymede, Lucent Technologies, Inc., NetScout Systems, Inc., Newbridge Networks Corporation, Nortel Networks, Paradyne, Response Networks, Shomiti and Visual Networks, Inc. that work with the Company's direct sales force. The Company also has a professional services referral program aimed at its key network consulting partners. Under this program, the Company will provide professional services through these partners directly to its customers.

    At December 31, 1999, the Company employed 21 marketing personnel who position, promote and market the Company's products. These individuals are engaged in a variety of activities, including direct marketing, public relations, tradeshows, advertising, Internet postings, and seminars. At December 31, 1999, the Company employed 98 sales personnel, consisting of 11 management personnel, 30 sales persons, 37 technical support persons, 19 inside sales persons and one administrative person.

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

    The Company introduced the initial version of Network Health focused at the LAN and WAN environments in the first quarter of 1995. During 1996, the Company introduced three additional versions of Network Health -- Frame Relay, Router/Switch and Traffic Accountant. During 1997, the Company introduced two additional versions of Network Health -- Server and Service Level Reporting. During 1998, the Company introduced two additional versions of Network Health -- ATM and Remote Access. During 1999, the Company introduced one additional version of Network Health -- Response, which is now incorporated into the Application Health product. The Company is now developing new releases of Network Health, System Health and Application Health.

    The Company's total expenses for research and development for the years 1999, 1998 and 1997 were $11.4 million, $7.6 million and $4.9 million, respectively. The Company anticipates that it will continue to commit substantial resources to research and development in the future and that product development expenses may increase in absolute dollars in future periods. To date, the Company's development efforts have not resulted in any capitalized software development costs. As of December 31, 1999, the Company's product development organization consisted of 81 people.

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

    The Company competes or may compete directly or indirectly with the following categories of companies: (i) report toolset vendors, such as Desktalk Systems, Inc.; (ii) large, well established networking OEMs such as International Business Machines Corporation, Lucent Technologies, Hewlett-Packard Company, and Cabletron Systems, Inc. that have developed network management platforms; (iii) developers of network element management solutions such as Cisco Systems, Inc., 3Com Corporation and Nortel Networks, Inc.; (iv) to a lesser degree, probe vendors such as NetScout Systems, Inc. and Visual Networks, Inc; and (v) enterprise management software, framework and platform providers such as BMC Software and Computer Associates. Additional competitors, including large networking or telecommunications equipment manufacturers, telecommunications service providers, and computer hardware and software companies, may enter this market, thereby further intensifying competition. Additionally, there can be no assurance that one or more of the Company's customers may not attempt to develop competing products internally or that one or more of the companies Concord has developed relationships with, such as the network management platform developers and probe vendors, will not try to develop a product that competes more directly with eHealth.

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

PROPRIETARY RIGHTS

    The Company relies on a combination of patent, copyright, trademark and trade secret laws, non-disclosure agreements and other contractual provisions to establish, maintain and protect its proprietary rights in its products. The Company has five issued U.S. patents, five pending U.S. patent applications and various foreign counterparts. There can be no assurance that patents which have been or may be issued will not be challenged, invalidated or circumvented, or any rights thereunder will provide protection of the Company's intellectual property rights. The Company believes that, because of the rapid pace of technological change in the software and data communications industries, the legal intellectual property protection for its products is a less significant factor in the Company's success than the knowledge, abilities and experience of the Company's employees, the frequency of its product enhancements, the effectiveness of its marketing activities and the timeliness and quality of its support services. Certain technologies used in the Company's products are licensed from third parties, including the database technology employed in the Company's Network Health product family. Such third-party licenses are generally non-exclusive, royalty based licenses. With respect to the database technology, the Company is obligated to make minimum fixed price payments to the extent that the royalty under such license does not exceed a certain minimum threshold. The termination of any such licenses, or the failure of the third-party licensors to adequately maintain or update their products, could result in delay in the Company's ability to ship certain of its products while it seeks to implement technology offered by alternative sources, and any required replacement licenses could prove costly. While it may be necessary or desirable in the future to obtain other licenses relating to one or more of the Company's products or relating to current or future technologies, there can be no assurance that the Company will be able to do so on commercially reasonable terms or at all.

EMPLOYEES

    As of December 31, 1999, the Company had a total of 281 employees, all but 17 of whom were based in the United States. Of the total, 81 were in research and development, 43 were in customer service, 98 were in sales, 21 were in marketing, and 38 were in finance, administration and operations. The Company's future performance depends in significant part upon the continued service of its key engineering, technical support and sales personnel. Competition for such personnel is intense and there can be no assurance that the Company will be successful in attracting or retaining such personnel in the future. None of the Company's employees are represented by a labor union or are subject to a collective bargaining agreement. The Company has not experienced any work stoppages and considers its relations with its employees to be good.

ITEM 1A.  EXECUTIVE OFFICERS OF THE REGISTRANT

    The executive officers of the Company and their ages as of December 31, 1999 are as follows:

                           Name                                 Age                             Position
                           ----                                 ---                             --------
   John A. Blaeser......................................        58      Chief Executive Officer, President and Director
   Kevin J. Conklin.....................................        46      Sr. Vice President, Marketing
   Ferdinand Engel......................................        51      Sr. Vice President, Engineering
   Gary E. Haroian......................................        48      Sr. Vice President, Finance and Administration,
                                                                        Chief Financial Officer, Clerk and Treasurer
   Daniel D. Phillips, Jr...............................        45      Sr. Vice President, Worldwide Sales

    Set forth below is certain information relating to each executive officer's business experience:

    John A. Blaeser has been Chief Executive Officer and President of the Company since January 1, 1996 and a Director of the Company since 1985. Prior to joining the Company, from 1991 until 1996, Mr. Blaeser was Managing General Partner of EG&G Venture Management, a venture capital firm.

    Kevin J. Conklin has been Senior Vice President of Marketing of the Company since September 1999 and Vice President of Marketing of the Company since March 1994. Prior to joining Concord, Mr. Conklin was Vice President of Product Marketing and Development at Artel Communications from June 1993 until joining Concord in March 1994, and from July 1991 to June 1993 Mr. Conklin served as Director of Marketing at Artel Communications.

    Ferdinand Engel has been Senior Vice President of Engineering of the Company since September 1999 and Vice President of Engineering of the Company since 1989. Prior to joining Concord, Mr. Engel was Vice President of Engineering for Technology Concepts at Bell Atlantic.

    Gary E. Haroian has been Senior Vice President of Finance and Administration and Chief Financial Officer of the Company since September 1999 and Vice President of Finance and Administration and Chief Financial Officer of the Company since February 1997. Mr. Haroian also serves as Clerk and Treasurer of the Company. Prior to joining the Company, Mr. Haroian was President and Chief Executive Officer of Stratus Computer. At Stratus, Mr. Haroian held the positions of Controller from 1983 until 1985, Vice President and Chief Financial Officer from 1985 until 1991, Vice President of Corporate Operations, from 1991 until 1993, Executive Vice President from 1993 until 1994, and President and Chief Operating Officer from 1994 until 1996.

    Daniel D. Phillips, Jr. has been Senior Vice President of Worldwide Sales of the Company since September 1999 and Vice President of Worldwide Sales of the Company since May 1994. Prior to joining Concord, Mr. Phillips was Vice President of Worldwide Sales of Epoch Systems. While at Epoch Systems from September 1989 until May 1994, Mr. Phillips also held the positions of Vice President of International and OEM Operations, and Director of International Operations.

                                       RISK FACTORS

    References in these risk factors to "we," "our" and "us" refer to Concord Communications, Inc., a Massachusetts corporation. Any investment in our common stock involves a high degree of risk. If any of the following risks actually occur, our business, results of operations and financial condition would likely suffer.

    We do not provide forecasts of our future financial performance. From time to time, however, the information we provide or statements made by our employees may contain forward looking statements. This document contains forward looking statements. Any statements contained in this document that do not describe historical facts are forward looking statements. We make such forward looking statements under the provisions of the "safe harbor" section of the Private Securities Litigation Reform Act of 1995. The forward looking statements contained in this document are based on current expectations, but are subject to a number of risks and uncertainties. In particular, statements contained in Management's Discussion and Analysis of Financial Condition and Results of Operations which are not historical facts (including, but not limited to, statements concerning the plans and objectives of management; increases in sales and marketing, research and development and general and administrative expenses; expenses associated with Year 2000; statements related to acquisitions and the integration of acquired companies; and our expected liquidity and capital resources) constitute forward-looking statements. Our actual future results and actions may differ significantly from those stated in any forward-looking statements. Factors that may cause such differences include, but are not limited to, the factors discussed below.

WE HAVE A LIMITED OPERATING HISTORY. OUR FUTURE OPERATING RESULTS ARE UNCERTAIN.

    We changed our focus to network management software in 1991 and commercially introduced our first Network Health product in 1995. Accordingly, we have only a limited operating history in the network performance management market upon which an evaluation of our business and prospects can be based. We incurred significant net losses in each of the five fiscal years prior to earning a small profit in 1997. As of December 31, 1999, we had accumulated net losses of $11.0 million. Our limited operating history and our dependence on a single product family in an emerging market make the prediction of future results of operations difficult or impossible, and our prospects must be considered in light of the risks, costs and difficulties frequently encountered by emerging companies, particularly companies in the competitive software industry.

WE CANNOT ASSURE THAT OUR REVENUES WILL GROW OR THAT WE WILL REMAIN PROFITABLE.

    Although we have achieved recent revenue growth and profitability for the fiscal years ended 1999, 1998 and 1997, we cannot assure that we can generate substantial additional revenue growth on a quarterly or annual basis, or that we can sustain any revenue growth that we achieve. In addition, we have increased, and plan to increase further, our operating expenses in order to:

-   fund higher levels of research and development;

-   increase our sales and marketing efforts;

-   develop new distribution channels;

-   broaden our customer support capabilities; and

-   expand our administrative resources in anticipation of future growth.

    To the extent that increases in our expenses precede or are not followed by increased revenue, our profitability will suffer. Our revenue must grow substantially in order for us to remain profitable on a quarterly or annual basis. In addition, in view of recent revenue growth, the rapidly evolving nature of our business and markets, our recent acquisitions and our limited operating history in our current market, we believe that one should not rely on period-to-period comparisons of our financial results as an indication of our future performance. In light of our strong performance in 1998, we used all of our remaining unrestricted net operating loss and credit carryforwards in 1998. Accordingly, we recorded a tax provision of $532,600 during 1998 and $5.6 million during 1999. The continuing restrictions on our future use of our net operating loss carryforwards will severely limit the benefit, if any, we will attribute to this asset.

OUR QUARTERLY OPERATING RESULTS MAY FLUCTUATE.

    We are likely to experience significant fluctuations in our quarterly operating results caused by many factors, including, but not limited to:

-   changes in the demand for our products;

- the timing, composition and size of orders from our customers, including the tendency for significant bookings to occur in the last month of each fiscal quarter;

- our customers' spending patterns and budgetary resources for performance management software solutions;

-   the success of our new customer generation activities;

- introductions or enhancements of products, or delays in the introductions or enhancements of products, by us or our competitors;

-   changes in our pricing policies or those of our competitors;

-   changes in the distribution channels through which products are sold;

- our ability to anticipate and effectively adapt to developing markets and rapidly changing technologies;

-   changes in networking or communications technologies;

-   our ability to attract, retain and motivate qualified personnel;

-   changes in the mix of products sold by us and our competitors;

- the publication of opinions about us and our products, or our competitors and their products, by industry analysts or others; and

-   changes in general economic conditions.

    Unlike other software companies with a longer history of operations, we do not derive a significant portion of our revenues from maintenance contracts, and therefore we do not have a significant ongoing revenue stream that may mitigate quarterly fluctuations in operating results. Furthermore, we are trying to expand our channels of distribution, and increases in our revenues will depend on our successful implementation of our distribution strategy. Due to the buying patterns of certain of our customers and also to our own sales incentive programs focused on annual sales goals, revenues in our fourth quarter could be higher than revenues in our first quarter of the following year. There also may be other factors, such as seasonality and the timing of receipt and delivery of orders within a fiscal quarter, that significantly affect our quarterly results, which are difficult to predict given our limited operating history.

    Our quarterly sales and operating results depend generally on:

-   the volume and timing of orders within the quarter;

-   the tendency of sales to occur late in fiscal quarters; and

-   our fulfillment of orders received within the quarter.

    In addition, our expense levels are based in part on our expectations of future orders and sales, which are extremely difficult to predict. A substantial portion of our operating expenses are related to personnel, facilities, and sales and marketing programs. Accordingly, we may not be able to adjust our fixed expenses quickly enough to address any significant shortfall in demand for our products in relation to our expectations.

    Due to all of the foregoing factors, we believe that our quarterly operating results are likely to vary significantly in the future. Therefore, in some future quarter our results of operations may fall below the expectations of securities analysts and investors. In such event, the trading price of our common stock would likely suffer.

THE MARKET FOR PERFORMANCE MANAGEMENT SOFTWARE IS EMERGING.

    The market for our products is in an early stage of development. Although the rapid expansion and increasing complexity of computer networks, systems and applications in recent years has increased the demand for performance management software products, the awareness of and the need for such products is a recent development. Because the market for these products is only beginning to develop, it is difficult to assess:

-   the size of this market;

-   the appropriate features and prices for products to address this market;

-   the optimal distribution strategy; and

-   the competitive environment that will develop.

    The development of this market and our growth will depend significantly upon the willingness of telecommunications carriers, ISPs, systems integrators and outsourcers to integrate performance management software into their product and service offerings. The market for performance management software may not grow or we may fail to properly assess and address the needs of this market.

OUR SUCCESS IS DEPENDENT UPON SALES TO TELECOMMUNICATIONS CARRIERS.

    A significant portion of our revenues are, and likely will continue to be, attributable to sales of products to telecommunications carriers. Our future performance depends upon telecommunications carriers' increased incorporation of our products and services as part of their package of product and service offerings to end users. Our products may fail to perform favorably in and become an accepted component of the telecommunications carriers' product and service offerings. The volume of sales of our products and services to telecommunications carriers may increase slower than we expect or may decrease.

MARKET ACCEPTANCE OF OUR EHEALTH PRODUCT FAMILY IS CRITICAL TO OUR SUCCESS.

    We currently derive substantially all of our revenues from our eHealth product family, and we expect that revenues from these products will continue to account for substantially all of our revenues for the foreseeable future. Broad market acceptance of these products is critical to our future success. We cannot assure that market acceptance of eHealth will increase or even remain at current levels. Factors that may affect the market acceptance of our products include:

-   the availability and price of competing products and technologies; and

-   the success of our sales efforts and those of our marketing partners.

    Moreover, if demand for performance management software products increases, we anticipate that our competitors will introduce additional competitive products and new competitors could enter our market and offer alternative products. Product introductions by our competitors may also reduce future market acceptance of our products.

OUR INDUSTRY IS SUBJECT TO RAPID TECHNOLOGICAL CHANGE. OUR SUCCESS DEPENDS UPON MAINTENANCE OF STANDARD PROTOCOLS.

    The software industry is characterized by:

-   rapid technological change,

-   frequent introductions of new products,

-   changes in customer demands; and

-   evolving industry standards.

    The introduction of products embodying new technologies and the emergence of new industry standards can render existing products obsolete and unmarketable. Network Health's analysis and reporting, as well as the quality of its reports, depends upon Network Health's utilization of the industry-standard Simple Network Management Protocol (SNMP) and the data resident in conventional Management Information Bases (MIBs). Any change in these industry standards, the development of vendor-specific proprietary MIB technology, or the emergence of new network technologies could affect the compatibility of Network Health with these devices which, in turn, could affect Network Health's analysis and generation of comprehensive reports or the quality of the reports. Furthermore, although our products currently run on industry-standard UNIX operating systems and Windows NT, any significant change in industry-standard operating systems could affect the demand for, or the pricing of, our products.

WE MUST INTRODUCE PRODUCT ENHANCEMENTS AND NEW PRODUCTS ON A TIMELY BASIS.

    Because of rapid technological change in the software industry and potential changes in the performance management software market and industry standards, the life cycle of versions of eHealth is difficult to estimate. We cannot assure that:

- we will successfully develop and market enhancements to eHealth or successfully develop new products that respond to technological changes, evolving industry standards or customer requirements;

- we will not experience difficulties that could delay or prevent the successful development, introduction and sale of such enhancements or new products; or

- that such enhancements or new products will adequately address the requirements of the marketplace and achieve any significant degree of market acceptance.


OUR ACQUISITIONS MAY NEGATIVELY IMPACT OUR RESULTS OF OPERATIONS.

    In October 1999, we acquired Empire Technologies, Inc. Empire is a provider of solutions for proactive self-management of UNIX and Windows NT systems, as well as mission-critical applications. In February 2000, we acquired FirstSense Software, Inc. FirstSense is a provider of application response management solutions. Because these acquisitions will be recorded as "poolings-of-interests" for accounting and financial reporting purposes, we recorded the expenses of these acquisitions, which are substantial, in the period in which each acquisition occurred. The reporting of expenses of each acquisition as a current charge will have a significant adverse impact on our post-acquisition results of operations.

INTEGRATING OUR ACQUIRED PRODUCTS AND SERVICES MAY BE DIFFICULT.

    The anticipated benefits of our acquisitions may not be achieved unless, among other things, our operations, products, services and personnel are successfully combined with those of our acquired companies in a timely and efficient manner. The diversion of our attention, and any difficulties encountered in our transition processes, could harm the combined enterprise. We cannot assure assurance that we will successfully integrate our acquired companies, because, among other things:

         - the products and services offered by us and our acquired companies are highly complex and have been developed independently; and

         - integration of our product lines with those of our acquired companies will require coordination of separate development and engineering teams from each company.

    If the anticipated benefits of our acquisitions are not achieved or are not achieved in a timely fashion, then our acquisitions could harm our operating results for a significant period of time that cannot now be determined.

THE MARKET FOR OUR PRODUCTS IS INTENSELY COMPETITIVE.

    The market for our products is new, intensely competitive, rapidly evolving and subject to technological change. Our current and future competitors include:

-   remote monitoring (RMON) probe vendors;

-   element management software vendors;

-   other performance analysis and reporting vendors;

-   companies offering network performance reporting services;

- large network management platform vendors which may bundle their products with other hardware and software in a manner that may discourage users from purchasing our products; and

-   developers of network element management solutions.

    We expect competition to persist, increase and intensify in the future with possible price competition developing in our markets. Many of our current and potential competitors have longer operating histories and significantly greater financial, technical and marketing resources and name recognition than us. We do not believe our market will support a large number of competitors and their products. In the past, a number of software markets have become dominated by one or a small number of suppliers, and a small number of suppliers or even a single supplier may dominate our market. If we do not provide products that achieve success in our market in the short term, we could suffer an insurmountable loss in market share and brand name acceptance. We cannot ensure that we will compete effectively with current and future competitors.

OUR FAILURE TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS MAY HARM OUR COMPETITIVE POSITION IN THE NETWORK MANAGEMENT SOFTWARE MARKET.

    Our success depends significantly upon our proprietary technology. We rely on a combination of patent, copyright, trademark and trade secret laws, non-disclosure agreements and other contractual provisions to establish, maintain and protect our proprietary rights. These means afford only limited protection. We have six issued U.S. patents, seven pending U.S. patent applications, and various foreign counterparts. We cannot assure that patents will issue from our pending applications or from any future applications or that, if issued, any claims allowed will be sufficiently broad to protect our technology. In addition, we cannot assure that any patents that have been or may be issued will not be challenged, invalidated or circumvented, or that any rights granted thereunder would protect our proprietary rights. Failure of any patents to protect our technology may make it easier for our competitors to offer equivalent or superior technology. We have registered or applied for registration for certain trademarks, and will continue to evaluate the registration of additional trademarks as appropriate. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or services or to obtain and use information that we regard as proprietary. Third parties may also independently develop similar technology without breach of our proprietary rights. In addition, the laws of some foreign countries do not protect proprietary rights to as great an extent as do the laws of the United States. In addition, our products are licensed under shrink wrap license agreements that are not signed by licensees and therefore may not be binding under the laws of certain jurisdictions.

WE LICENSE CERTAIN TECHNOLOGIES FROM THIRD PARTIES.

    Certain technologies used by our products are licensed from third parties, generally on a non-exclusive basis. The termination of any such licenses, or the failure of the third-party licensors to adequately maintain or update their products, could result in delay in our shipment of certain of our products while we seek to implement technology offered by alternative sources, and any required replacement licenses could prove costly. While it may be necessary or desirable in the future to obtain other licenses relating to one or more of our products or relating to current or future technologies, we cannot assure that we will be successful in doing so on commercially reasonable terms or at all.

INTELLECTUAL PROPERTY INFRINGEMENT CLAIMS WOULD HARM OUR BUSINESS.

    Although we do not believe that we are infringing the intellectual property rights of others, claims of infringement are becoming increasingly common as the software industry develops and legal protections, including patents, are applied to software products. Litigation may be necessary to protect our proprietary technology, and third parties may assert infringement claims against us with respect to their proprietary rights. Any claims or litigation can be time-consuming and expensive regardless of their merit. Infringement claims against us can cause product release delays, require us to redesign our products or require us to enter into royalty or license agreements, which agreements may not be available on terms acceptable to us or at all.

PRODUCT DEFECTS COULD RESULT IN LOSS OR DELAY IN MARKET ACCEPTANCE OF OUR PRODUCTS.

    As a result of their complexity, software products may contain undetected errors or failures when first introduced or as new versions are released. We cannot assure that, despite testing by us and testing and use by current and potential customers, errors will not be found in new products after commencement of commercial shipments or, if discovered, that we will successfully correct such errors in a timely manner or at all. The occurrence of errors and failures in our products could result in loss of or delay in market acceptance of our products, and alleviating such errors and failures could require significant expenditure of capital and other resources by us.

WE MAY NOT HAVE SUFFICIENT PROTECTION AGAINST PRODUCT LIABILITY CLAIMS.

    Since our products are used by our customers to predict future network problems and avoid failures of the network to support critical business functions, design defects, software errors, misuse of our products, incorrect data from network elements or other potential problems within or out of our control that may arise from the use of our products could result in financial or other damages to our customers. We do not maintain product liability insurance. Although our license agreements with our customers typically contain provisions designed to limit our exposure to potential claims as well as any liabilities arising from such claims, such provisions may not effectively protect us against such claims and the liability and costs associated therewith. We provide warranties for our products for a period of time (currently three months) after purchase. Our license agreements generally do not permit product returns by the customer, and product returns for fiscal 1999, 1998 and 1997 represented less than 1.0% of total revenues during each of such periods. We cannot assure that product returns will not increase as a percentage of total revenues in future periods.

WE RELY ON STRATEGIC PARTNERS AND OTHER EVOLVING DISTRIBUTION CHANNELS.

    Our distribution strategy is to develop multiple distribution channels, including sales through:

-   strategic marketing partners, such as Cisco Systems;

-   value added resellers, such as Empowered Networks;

-   telecommunications carriers, such as MCI Communications Corporation;

-   OEMs, such as Lucent Technologies, Inc.; and

-   independent software vendors and international distributors.


    We have developed a number of these relationships and intend to continue to develop new "channel partner" relationships. Our success will depend in large part on our development of these additional distribution relationships and on the performance and success of these third parties, particularly telecommunications carriers and other network service providers. We have recently established many of our channel partner relationships. Accordingly, we cannot predict the extent to which our channel partners will be successful in marketing our products. We generally expect that our agreements with our channel partners may be terminated by either party without cause. None of our channel partners are required to purchase minimum quantities of our products and none of these agreements contain exclusive distribution arrangements. We may:

-   fail to attract important and effective channel partners;

-   fail to penetrate the market segments of our channel partners; or

- lose any of our channel partners, as a result of competitive products offered by other companies, products developed internally by these channel partners or otherwise.


WE MAY FAIL TO SUCCESSFULLY MANAGE OUR GROWTH.

    We have experienced significant growth in our sales and operations and in the complexity of our products and product distribution channels. We have increased and are continuing to increase the size of our sales force and coverage territories. Furthermore, we have established and are continuing to establish additional distribution channels through third party relationships. Our growth, coupled with the rapid evolution of our markets, has placed, and is likely to continue to place, significant strains on our administrative, operational and financial resources and increase demands on our internal systems, procedures and controls.

OUR SUCCESS DEPENDS ON OUR RETENTION OF KEY PERSONNEL.

    Our performance depends substantially on the performance of our key technical and senior management personnel, none of whom is bound by an employment agreement. We may lose the services of any of such persons. We do not maintain key person life insurance policies on any of our employees. Our success depends on our continuing ability to identify, hire, train, motivate and retain highly qualified management, technical, and sales and marketing personnel, including recently hired officers and other employees. We experience intense competition for such personnel. We cannot assure that we will successfully attract, assimilate or retain highly qualified technical, managerial or sales and marketing personnel in the future.

OUR FAILURE TO EXPAND INTO INTERNATIONAL MARKETS COULD HARM OUR BUSINESS.

    We intend to continue to expand our operations outside of the United States and enter additional international markets, primarily through the establishment of additional reseller arrangements. We expect to commit additional time and development resources to customizing our products and services for selected international markets and to developing international sales and support channels. We cannot assure that such efforts will be successful.

    We face certain difficulties and risks inherent in doing business internationally, including, but not limited to:

-   costs of customizing products and services for international markets;

-   dependence on independent resellers;

-   multiple and conflicting regulations;

-   exchange controls;

-   longer payment cycles;

-   unexpected changes in regulatory requirements;

-   import and export restrictions and tariffs;

-   difficulties in staffing and managing international operations;

-   greater difficulty or delay in accounts receivable collection;

-   potentially adverse tax consequences;

-   the burden of complying with a variety of laws outside the United States;

- the impact of possible recessionary environments in economies outside the United States; and

-   political and economic instability.

    Our successful expansion into certain countries will require additional modification of our products, particularly national language support. Our current export sales are denominated in United States dollars and we currently expect to continue this practice as we expand internationally. To the extent that international sales continue to be denominated in U.S. dollars, an increase in the value of the United States dollar relative to other currencies could make our products and services more expensive and, therefore, potentially less competitive in international markets. To the extent that future international sales are denominated in foreign currency, our operating results will be subject to risks associated with foreign currency fluctuation. We would consider entering into forward exchange contracts or otherwise engaging in hedging activities. To date, as all export sales are denominated in U.S. dollars, we have not entered into any such contracts or engaged in any such activities. As we increase our international sales, seasonal fluctuations resulting from lower sales that typically occur during the summer months in Europe and other parts of the world may affect our total revenues.

OUR SYSTEMS ARE SUBJECT TO YEAR 2000 COMPLIANCE FAILURES.

     We were aware of the issues associated with the programming code in existing computer systems and software products as the millennium (Year 2000) approached. We set up a task force consisting of the Director of IT and Operations, the Manager of System Applications and representative personnel from each functional area. This task force addressed the Year 2000 issue in the following categories:

-   the Network Health product;

-   internal business computer systems and software applications;

-   internal systems other than computer hardware and software; and

-   systems of our external suppliers and service providers.


    We also assessed our Year 2000 associated costs, risks and potential contingency plans. Despite our efforts with respect to the Year 2000 issue, we cannot assure that we would not suffer upon the failure of our products, our internal systems and applications or the systems of our third party suppliers and service providers to properly operate or manage data beyond 1999.

    We believe that we have identified and resolved all our Year 2000 issues. We realize, however, that it may not be possible to determine, at this time, with complete certainty that all Year 2000 problems affecting us were corrected. As a result, we could experience a significant number of operational inconveniences and inefficiencies that may divert our time and attention from our ordinary business activities.

OUR COMMON STOCK PRICE COULD EXPERIENCE SIGNIFICANT VOLATILITY.

    We completed an initial public offering of our common stock during October of 1997. The market price of our common stock may be highly volatile and could be subject to wide fluctuations in response to:

-   variations in results of operations,

- announcements of technological innovations or new products by us or our competitors,

-   changes in financial estimates by securities analysts, or

-   other events or factors.


    In addition, the financial markets have experienced significant price and volume fluctuations that have particularly affected the market prices of equity securities of many high technology companies and that often have been unrelated to the operating performance of such companies or have resulted from the failure of the operating results of such companies to meet market expectations in a particular quarter. Broad market fluctuations or any failure of our operating results in a particular quarter to meet market expectations may adversely affect the market price of our common stock. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted against such a company. Such litigation could result in substantial costs and a diversion of our attention and resources.

WE MAY NEED FUTURE CAPITAL FUNDING.

    We plan to continue to expend substantial funds on the continued development, sales and marketing of the eHealth product family. We cannot assure that our existing capital resources, the proceeds from our initial public offering during October 1997 and any funds that may be generated from future operations together will be sufficient to finance our future operations or that other sources of funding will be available on terms acceptable to us, if at all. In addition, future sales of substantial amounts of our securities in the public market could adversely affect prevailing market prices and could impair our future ability to raise capital through the sale of our securities.

ITEM 2.  PROPERTIES

    The Company's corporate office and principal facility is located in Marlboro, Massachusetts. In March, 1999 the Company signed a 7 year operating lease for its principal operating facilities. Aggregate rental payments under the lease will be $12.0 million. This facility accommodates finance, administration and operations, research and development, customer support and marketing. The Company also leases, on a short-term basis, sales office space in Atlanta, GA, Tustin, CA, Dallas, TX, Stafford, TX, Plymouth, MI, Barrington, IL, Eden Prairie, MN, Seattle, WA, Vienna, VA, Point Pleasant, NJ, Boca Raton, FL, London, England, Hamburg, Germany, Paris, France, the Netherlands, Australia and Singapore. Following the abandonment of the Company's existing corporate office space, the Company recorded a third quarter charge of $700,000, representing the remaining lease commitment, less expected sublease income.

ITEM 3.  LEGAL PROCEEDINGS

    The Company is not a party to any litigation that it believes could have a material adverse effect on the business, results of operations and financial condition of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1999.

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

           Period                                                High                      Low
           ------                                                ----                      ---

October 16, 1997 - December 31, 1997                          $ 23.25                   $ 15.75

Fiscal 1998:
    First Quarter......................................       $ 28.75                   $ 15.13
    Second Quarter.....................................         29.38                     21.25
    Third Quarter......................................         45.13                     26.00
    Fourth Quarter.....................................         56.75                     31.25
Fiscal Year............................................         56.75                     15.13

Fiscal 1999:
    First Quarter......................................       $ 68.25                   $ 43.75
    Second Quarter.....................................         58.00                     36.56
    Third Quarter......................................         56.75                     34.75
    Fourth Quarter.....................................         64.00                     38.00
Fiscal Year............................................         68.25                     34.75

     As of March 8, 2000, there were approximately 239 stockholders of record of the Company's Common Stock.

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

ISSUANCE OF SECURITIES

    On October 29, 1999, the Company completed a merger with Empire Technologies, Inc. Concord issued an aggregate of 815,248 shares of Concord Common Stock to the stockholders of Empire in the Merger in a private placement transaction pursuant to Section 4(2) under the Securities Act of 1933. The Company plans to file a Form S-3 Registration Statement to cover the resale of the securities issued in the merger.

    On February 4, 2000, the Company completed a merger with FirstSense Software, Inc. The Company has reserved for issuance in connection with the merger, 1,940,000 shares of Concord Common Stock. The Company will issue the shares in a private placement transaction pursuant to Section 4(2) under the

Securities Act of 1933. The Company is obligated to file a Form S-3 Registration Statement to cover the resale of the securities issued in the merger.


ITEM 6.  SELECTED FINANCIAL DATA

                                                                                  Fiscal Year Ended
                                                               -------------------------------------------------------

                                                               Dec. 31,    Dec. 31,    Dec. 31,   Dec. 28,    Dec. 30,
                                                                 1999        1998        1997       1996        1995
                                                               --------    --------    --------   --------    --------
                                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
  STATEMENT OF OPERATIONS DATA:
  Revenues:
      License revenues........................                 $ 52,708    $ 34,597    $ 18,455   $  8,172     $ 3,565
      Service revenues........................                   14,635       6,860       2,225      1,162         912
                                                               --------    --------    --------   --------     -------
          Total revenues......................                   67,343      41,457      20,680      9,334       4,477
  Cost of revenues............................                    8,086       4,676       2,925      1,973       1,170
                                                                 ------      ------    --------   --------     -------
  Gross profit................................                   59,257      36,781      17,755      7,361       3,307
                                                               --------    --------    --------   --------     -------
  Operating expenses:
      Research and development................                   11,409       7,387       5,069      4,009       2,413
      Sales and marketing.....................                   25,687      17,522      10,173      7,040       3,694
      General and administrative..............                    3,679       2,802       2,058      1,177       1,000
      Stock-based compensation (Note 3).......                    2,549       1,001          --         --          --
      General and administrative..............                      551          --          --         --          --
                                                               --------    --------    --------   --------     -------
          Total operating expenses............                   43,875      28,712      17,300     12,226       7,107
                                                               --------    --------    --------   --------     -------
  Operating income (loss).....................                   15,382       8,069         455     (4,865)     (3,800)
  Other income (expense), net.................                    3,117       2,290         305         43          80
                                                              ---------   ---------   ---------  ---------    --------
          Income (loss) before income taxes...                 $ 18,499    $ 10,359    $    760   $ (4,822)    $(3,720)
  Provision for income taxes........                              5,593         533          --         --          --
                                                              ---------   ---------   ---------  ---------    --------
  Net income (loss)...........................                 $ 12,906    $  9,826    $    760   $ (4,822)    $(3,720)
                                                              =========   =========   =========  =========    ========
  Pro forma provision for income taxes on
    Subchapter S-Corporation income (unaudited)                     146          41          --         --          --
                                                              ---------   ---------   ---------  ---------    --------
  Pro forma net income (unaudited) ...........                 $ 12,760    $  9,785    $    760   $ (4,822)    $(3,720)
                                                              =========   =========   =========  =========    ========
  Net income (loss) per common and potential common share:
      Basic...................................                 $   0.91    $   0.73    $   0.20   $  (3.06)    $ (2.38)
      Diluted.................................                     0.85        0.66        0.06      (3.06)      (2.38)
      Pro forma diluted.......................                     0.85        0.66        0.06      (0.50)      (0.70)

  Weighted   average  common  and  potential  common  shares
  outstanding:
      Basic...................................                   14,161      13,457       3,885      1,576       1,561
      Diluted.................................                   15,139      14,892      12,134      1,576       1,561
      Pro forma diluted.......................                   15,139      14,892      12,134      9,684       5,322

                                                                                  Fiscal Year Ended
                                                                -----------------------------------------------------
                                                                Dec. 31,   Dec. 31,    Dec. 31,   Dec. 28,   Dec. 30,
                                                                  1999       1998        1997       1996       1995
                                                                --------   --------    --------   --------   --------
                                                                                    (IN THOUSANDS)
    BALANCE SHEET DATA:
    Cash and cash equivalents.............                     $  62,044   $ 51,249    $ 36,898   $  1,664     $ 4,397
    Working capital (deficit).............                        55,442     43,978      33,356     (1,387)      3,316
    Total assets..........................                        84,405     59,923      43,014      5,584       6,729
    Long-term debt, net of current portion                            --      1,001         189        668          --
    Redeemable convertible preferred stock                            --         --          --     14,478      13,616
    Total stockholders' equity (deficit)..                        63,051     45,751      35,249    (15,035)     (9,126)



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The information appearing under the caption, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 1999 Annual Report to Stockholders is incorporated herein by reference.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.
                                    PART III

ITEM 10.  DIRECTORS AND OFFICERS OF THE REGISTRANT

    The information under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" as set forth in the Company's proxy statement for its annual stockholders' meeting to be held April 25, 2000 is incorporated herein by reference.

    The information concerning officers is included in Part I, Item 1A under the caption "Executive Officers".

ITEM 11.  EXECUTIVE COMPENSATION

    The information under the caption "Executive Compensation" as set forth in the Company's proxy statement for its annual stockholders' meeting to be held April 25, 2000 is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information under the caption "Securities Ownership of Certain Beneficial Owners and Management" as set forth in the Company's proxy statement for its annual stockholders' meeting to be held April 25, 2000 is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Not applicable.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


(a)      The following documents are filed as part of this Form:

         1.  Financial Statements:                                                          Page Number

         Report of Independent Public Accountants                                               F-1
         Balance Sheets:
           December 31, 1999 and December 31, 1998                                              F-2
         Statements of Income:
           Years ended December 31, 1999, December 31, 1998 and December 31, 1997               F-3
         Statements of Stockholders' Equity:
           Years ended December 31, 1999, December 31, 1998 and December 31, 1997               F-4
         Statements of Cash Flows:
           Years ended December 31, 1999, December 31, 1998 and December 31, 1997               F-5
         Notes to the Financial Statements                                                      F-6

         2.  Financial Statement Schedules

         Schedule II - Valuation and Qualifying Accounts
           Included in Item 9 of Notes to the Financial Statements

         3.  Exhibits:

         See Index to Exhibits. The Exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of this report.

(b)      Reports on Form 8-K:
          Form 8-K was filed on November 12, 1999 for disclosure of the merger with Empire Technologies, Inc.

          Form 8-K was filed on January 26, 2000 for disclosure of the execution of the merger with FirstSense Software, Inc.

          Form 8-K was filed on February 10, 2000 for the disclosure of the consummation of the merger with FirstSense Software, Inc.

          Form 8-K was filed on February 29, 2000 for the disclosure of the 1999 audited consolidated financial statements and management's discussion and analysis of financial condition and results of operations related thereto.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS





To the Board of Directors of
Concord Communications, Inc.:

We have audited the accompanying consolidated balance sheets of Concord Communications, Inc. (a Massachusetts corporation) as of December 31, 1999 and December 31, 1998, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Concord Communications, Inc. as of December 31, 1999 and December 31, 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in United States.



                                                             Arthur Andersen LLP




Boston, Massachusetts
January 17, 2000

                          CONCORD COMMUNICATIONS, INC.

                           CONSOLIDATED BALANCE SHEETS



                                                                    December 31,        December 31,
                                                                        1999                1998
                                                                    ------------        ------------

                                     ASSETS
 Current Assets:
     Cash, cash equivalents and marketable securities......        $  62,044,141       $  51,248,773
     Accounts receivable, net of allowance of approximately
       $930,000 and $450,000 in 1999 and 1998,
       respectively........................................           13,465,999           5,391,723
     Prepaid expenses and other current assets.............            1,286,070             509,805
                                                                      ----------          ----------
         Total current assets..............................           76,796,210          57,150,301
 Equipment and Improvements, at cost:
     Equipment.............................................            7,897,533           3,792,080
     Leasehold improvements................................            3,005,915             388,894
                                                                      ----------          ----------
                                                                      10,903,448           4,180,974
     Less-- Accumulated depreciation and amortization......            3,294,551           1,407,430
                                                                      ----------          ----------
                                                                       7,608,897           2,773,544
                                                                      ----------          ----------
                                                                   $  84,405,107       $  59,923,845
                                                                      ==========          ==========

                                                LIABILITIES
                                          AND STOCKHOLDERS' EQUITY

 Current Liabilities:
     Accounts payable......................................        $   4,542,644       $   3,599,636
     Accrued expenses......................................            6,885,827           5,087,984
     Deferred revenue......................................            9,925,297           5,485,585
                                                                      ----------          ----------
         Total current liabilities.........................           21,353,768          14,173,205
                                                                      ----------          ----------
 Commitments and Contingencies (Note 8)
 Stockholders' Equity
     Preferred Stock, $.01 par value --
        Authorized -- 1,000,000 shares
        Issued and outstanding-- None......................                   --                  --
     Common stock, $.01 par value--
        Authorized -- 50,000,000 shares
        Issued and outstanding -- 14,406,192 and 13,040,374
        shares, in 1999 and 1998 respectively..............              144,062             130,405
     Additional paid-in capital............................           77,799,827          69,998,035
     Deferred compensation.................................              (53,221)           (101,189)
     Accumulated other comprehensive income................           (1,386,125)            149,606
     Accumulated deficit...................................          (13,453,204)        (24,426,217)
                                                                      ----------          ----------
         Total stockholders' equity .......................           63,051,339          45,750,640
                                                                      ----------          ----------
                                                                   $  84,405,107       $  59,923,845
                                                                      ==========          ==========



       The accompanying notes are an integral part of these consolidated financial statements.

                          CONCORD COMMUNICATIONS, INC.

                        CONSOLIDATED STATEMENTS OF INCOME

                                                                   Years Ended
                                                   ----------------------------------------------
                                                   December 31,     December 31,     December 31,
                                                         1999            1998             1997
                                                   ------------     ------------     ------------


           Revenues:
                License revenues.............      $52,707,905       $34,597,958     $18,454,613
                Service revenues.............       14,635,150         6,859,394       2,225,287
                                                    ----------        ----------      ----------
                     Total revenues..........       67,343,055        41,457,352      20,679,900
           Cost of Revenues..................        8,085,987         4,676,335       2,925,169
                                                    ----------        ----------      ----------
                     Gross profit............       59,257,068        36,781,017      17,754,731
                                                    ----------        ----------      ----------
           Operating Expenses:
                Research and development.....       11,409,464         7,386,706       5,068,489
                Sales and marketing..........       25,687,262        17,522,653      10,173,182
                General and administrative...        3,678,544         2,802,023       2,058,402
                Stock-based compensation
                 (Note 3)....................        2,549,000         1,001,000              --
                Acquisition-related charges
                 (Note 3)....................          550,601                --              --
                                                    ----------        ----------      ----------
                Total operating expenses.....       43,874,871        28,712,382      17,300,073
                                                    ----------        ----------      ----------
                     Operating income........       15,382,197         8,068,635         454,658
                                                    ----------        ----------      ----------
                Other Income (Expense):
                Interest income..............        3,136,026         2,355,816         428,253
                Interest expense.............               --              (514)       (126,836)
                Other........................          (19,268)          (65,251)          4,248
                                                    ----------        ----------      ----------
                     Total other income, net.        3,116,758         2,290,051         305,665
                                                    ----------        ----------      ----------
                     Income before income taxes     18,498,955        10,358,686         760,323
           Provision for income taxes........        5,592,703           532,600              --
                                                    ----------        ----------      ----------

           Net income........................      $12,906,252       $ 9,826,086     $   760,323             $
                                                    ==========        ==========      ==========

           Pro forma provision for income taxes
           on Subchapter S-Corporation income
            (unaudited) ....................           146,325            41,400              --
                                                    ----------        ----------      ----------

           Pro forma net income (unaudited)..      $12,759,927      $  9,784,686     $   760,323
                                                    ==========       ===========      ==========


           Net income per common and potential
           common share:
             Basic                                 $      0.91      $       0.73     $      0.20
                                                    ==========       ===========      ==========
             Diluted                               $      0.85      $       0.66     $      0.06
                                                    ==========       ===========      ==========
             Pro forma diluted (unaudited)         $      0.85      $       0.66     $      0.06
                                                    ==========       ===========      ==========

           Weighted average common and
           potential common shares outstanding:
             Basic                                  14,160,755        13,457,495       3,884,915
                                                    ==========       ===========      ==========
             Diluted                                15,139,325        14,892,238      12,134,727
                                                    ==========       ===========      ==========
             Pro forma diluted (unaudited)          15,139,325        14,892,238      12,134,727
                                                    ==========       ===========      ==========


       The accompanying notes are an integral part of these consolidated financial statements.

                          CONCORD COMMUNICATIONS, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                          Common Stock
                      --------------------                        Unrealized                   Accumulated
                                            Additional  Deferred   Gain On                        Other
                      Number       $.01      Paid-In     Compen-  Marketable   Accumulated    Comprehensive            Comprehensive
                      of Shares  Par Value   Capital     sation   Securities     Deficit         Income      Total        Income
                      ---------  ---------  ----------  --------  ----------   -----------    -------------  -----     -------------

BALANCE, DECEMBER
 28, 1996...            844,482     $8,445 $18,156,951        --           --  $(32,943,433)          --   $(14,778,037)          --


Issuance of common
 stock, net of
 issuance costs of
 $ 955,359            2,735,000     27,350  34,626,991        --           --            --           --     34,654,341           --

Accretion of divi-
 dends on
 preferred stock....         --         --          --        --           --      (441,557)          --       (441,557)          --

Conversion of
 redeemable
 convertible pre-
 ferred stock to
 common stock.......  8,108,258     81,083  14,838,203        --           --            --           --     14,919,286           --


Exercise of stock
 options............    331,448      3,315     188,594        --           --            --           --        191,909           --

Deferred compen-
 sation related
 to grants of
 stock options.....          --         --     191,875  (191,875)          --            --           --             --           --

Amortization of
 deferred compen-
 sation related
 to grants of
 stock options.....          --         --          --    42,718           --            --           --         42,718           --

Unrealized gains
 on available-for-
 sale securities...          --         --          --        --       19,750            --        19,750        19,750       19,750

Distribution to
 shareholders......          --         --          --        --           --      (119,698)           --      (119,698)          --

 Net income........          --         --          --        --           --       760,323            --       760,323      760,323
                      ---------  ---------   ---------  --------    ---------     ---------      --------     ---------    ---------
  Comprehensive
   Income                                                                                          19,750                    780,073


BALANCE, DECEMBER
 31, 1997..........  12,019,188    120,193  68,002,614  (149,157)      19,750   (32,744,365)           --    35,249,035           --


Shares issued in
 connection with
 employee stock
 plans.............   1,021,186     10,212   1,495,421        --           --            --            --     1,505,633           --

Tax benefit
 associated with
 employee stock
 options...........          --         --     500,000        --           --            --            --       500,000           --

Amortization of de-
 ferred compen-
 sation related to
 grants of stock
 options...........          --         --          --    47,968           --            --            --        47,968           --

Unrealized gains
 on available-for-
 sale securities...          --         --          --        --      129,856            --       129,856       129,856      129,856

Distribution to
shareholders.......          --         --          --        --                 (1,507,938)           --    (1,507,938)          --

 Net income........          --         --          --        --           --     9,826,086            --     9,826,086    9,826,086
                      ---------  ---------   ---------  --------    ---------     ---------      --------     ---------    ---------
  Comprehensive
   Income                                                                                         149,606                  9,955,942


BALANCE, DECEMBER
 31, 1998..........  13,040,374    130,405  69,998,035  (101,189)     149,606   (24,426,217)           --    45,750,640           --


Shares issued in
 connection with
 employee stock
 plans.............   1,365,818     13,657   2,901,792        --           --            --            --     2,915,449           --

Tax benefit
 associated with
 employee stock
 options...........          --         --   4,900,000        --           --            --            --     4,900,000           --

Amortization of
 deferred comp-
 ensation related
 to grants of
 stock options.....          --         --          --    47,968           --            --            --        47,968           --

Unrealized gains
 on available-for-
 sale securities...          --         --          --        --   (1,535,731)           --    (1,535,731)   (1,535,731) (1,535,731)

Distribution to
shareholders.......          --         --          --        --           --    (1,933,239)           --    (1,933,239)          --

 Net income........          --         --          --        --           --    12,906,252            --    12,906,252   12,906,252
                      ---------  --------- -----------  --------  -----------  ------------      --------   -----------  -----------
  Comprehensive
   Income                                                                                     $(1,386,125)               $11,372,521
                                                                                              ===========                ===========
BALANCE, DECEMBER
 31, 1999..........  14,406,192  $ 144,062 $77,799,827  $(53,221) $(1,386,125) $(13,453,204)                $63,051,339
                     ==========  ========= ===========  ========  ===========  ============                 ===========

                     The accompanying notes are an integral part of these consolidated financial statements.

                          CONCORD COMMUNICATIONS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              YEARS ENDED

                                                              DECEMBER 31,    DECEMBER 31,     DECEMBER 31,
                                                                  1999            1998            1997
                                                             -------------    ------------     ------------
    Cash Flows from Operating Activities:
        Net income...................................          $12,906,252     $ 9,826,026      $   760,323
        Adjustments to reconcile net income to net
             cash provided by operating activities:
          Depreciation and amortization..............            1,935,089         756,669          591,798
          Unrealized (loss) gain on available-for-sale
             securities..............................           (1,535,731)        129,856           19,750
          Changes in current assets and liabilities:
             Accounts receivable.....................           (8,074,276)     (1,640,779)      (1,423,916)
             Prepaid expenses and other current assets            (776,265)       (227,495)        (132,769)
             Accounts payable........................              943,008       1,787,061          207,536
             Accrued expenses........................            6,697,843       2,351,472        1,306,493
             Deferred revenue........................            4,439,712       3,132,156        1,001,678
                                                                ----------      ----------       ----------
               Net cash provided by operating activities        16,535,632      16,114,966        2,330,893
                                                                ----------      ----------       ----------
    Cash Flows from Investing Activities:
      Purchases of equipment and improvements........           (6,722,474)     (1,891,606)      (1,119,863)
      Purchases of investments in marketable
          securities.................................         (252,350,710)    (53,139,637)    (116,402,905)
      Sales of investments in marketable securities..          238,648,717      42,712,930       87,741,538
                                                               -----------     -----------      -----------
               Net cash used in investing activities.          (20,424,467)    (12,318,313)     (29,781,230)
                                                               -----------     -----------      -----------
    Cash Flows from Financing Activities:
      Proceeds from bank borrowings..................                   --              --          583,707
      Repayments of bank borrowings..................                   --              --       (1,508,209)
      Distribution to shareholders...................           (1,933,239)     (1,507,938)        (119,698)
      Proceeds from issuance of common stock.........                   --              --       34,654,341
      Proceeds from shares issued in connection
        with employee stock plans....................            2,915,449       1,505,633          191,909
                                                               -----------     -----------      -----------
               Net cash provided by (used in) financing
                  activities..................                     982,210          (2,305)      33,802,050
                                                               -----------     -----------      -----------
    Net (Decrease) Increase in Cash and Cash Equivalents        (2,906,625)      3,794,348        6,351,713
    Cash and Cash Equivalents, beginning of year.....           12,011,093       8,216,745        1,865,032
                                                               -----------     -----------      -----------
    Cash and Cash Equivalents, end of year...........          $ 9,104,468     $12,011,093      $ 8,216,745
                                                               ===========     ===========      ===========
    Supplemental Disclosure of Cash Flow Information:
      Cash paid for interest.........................          $        --     $        --      $   126,836
                                                               ===========     ===========      ===========
      Cash paid for taxes............................          $   341,837     $    46,159      $     1,539
                                                               ===========     ===========      ===========
    Supplemental Disclosure of Noncash Transactions:
      Accretion of dividends on preferred stock......          $        --     $        --      $   441,557
                                                               ===========     ===========      ===========
      Deferred compensation related to
        grants of stock options......................          $        --     $        --      $   191,875
                                                               ===========     ===========      ===========
      Conversion of redeemable convertible
        preferred stock to common stock..............          $        --     $        --      $14,919,286
                                                               ===========     ===========      ===========
      Unrealized (loss) gain on available-for-sale
        securities...................................          $(1,535,731)    $   129,856      $    19,750
                                                               ===========     ===========      ===========
      Tax benefit associated with employee
        stock options................................          $ 4,900,000     $   500,000      $        --
                                                               ===========     ===========      ===========
      Retirement of fully depreciated fixed assets...          $        --     $ 4,330,000      $        --
                                                               ===========     ===========      ===========


              The accompanying notes are an integral part of these consolidated financial statements.

                          CONCORD COMMUNICATIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1999


(1)  ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

    Concord Communications, Inc. (the Company or Concord) is primarily engaged in the development and sale of next-generation performance management solutions to companies principally in the United States and Europe.

    The Company is subject to the risks associated with emerging, technology-oriented companies. Primary among these risks are competition from substitute products and the ability to successfully develop and market the Company's current and future products.

(a) Principles of Consolidation

    The accompanying consolidated financial statements include the accounts of the Company and all its wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

(b) Cash, Cash Equivalents and Marketable Securities

    The Company follows the provisions of Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company has classified its cash equivalents and marketable securities as available-for-sale and recorded them at fair value, with the unrealized gains and losses reported as a separate component of stockholders' equity. The Company considers cash and highly liquid investments, purchased with an original maturity of 90 days or less, to be cash and cash equivalents. Cash and cash equivalents are $9,104,468 and $12,011,093 at December 31, 1999 and December 31, 1998, respectively.

(c) Revenue Recognition

    The Company's revenues consist of software license revenues and service revenues. Software license revenues are recognized in accordance with the American Institute of Certified Public Accountants' Statement of Position ("SOP") No. 97-2, Software Revenue Recognition, as modified by SOP 98-9, Modification of SOP 97-2,Software Revenue Recognition with respect to Certain Transactions. Software license revenues are recognized upon execution of a contract and delivery of software, provided that the license fee is fixed and determinable, no significant production, modification or customization of the software is required and collection is considered probable by management. Service revenues are recognized as the services are performed. Maintenance revenues are derived from customer support agreements generally entered into in connection with initial license sales and subsequent renewals. Maintenance revenues are recognized ratably over the term of the maintenance period. Payments for maintenance fees are generally made in advance.

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

(f) Concentration of Credit Risk and Significant Customers

    SFAS No. 105, Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk, requires disclosure of any significant off-balance-sheet and credit risk concentrations. The Company has no significant off-balance-sheet concentration of credit risk such as foreign exchange contracts, option contracts or other foreign hedging arrangements. The Company maintains its cash, cash equivalent and marketable securities with established financial institutions. The Company does not believe it has accounts receivable collection risk in excess of existing reserves. For the years ended December 31, 1999, December 31, 1998 and December 31, 1997, no individual customer accounted for more than 10% of revenue or accounts receivable.

(g) Software Development Costs

    SFAS No. 86, Accounting for the Costs of Computer Software to be sold, Leased or Otherwise Marketed, requires the capitalization of certain computer software development costs incurred after technological feasibility is established. The Company believes that once technological feasibility of a software product has been established, the additional development costs incurred to bring the product to a commercially acceptable level are not significant. There were no capitalized software development costs at December 31, 1999 or December 31, 1998.

(h)  Net Income per Share

    The Company computes earnings per share following the provisions of SFAS No. 128, Earnings per Share. SFAS No. 128 establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. The dilutive effect of potential common shares in 1999 and 1998 consisting of outstanding stock options and in 1997 consisting of outstanding stock options and redeemable convertible preferred stock, is determined using the treasury method and the if-converted method, respectively, in accordance with SFAS No. 128. Pro forma diluted net income per common and potential common share assumes earnings from Empire Technologies, Inc., an acquired Subchapter S-Corporation accounted for as a pooling-of-interests (Note
3), were taxed at the Company's effective tax rate. Calculations of basic, diluted and pro forma diluted net income per common share and potential common share are as follows:

                                                            1999             1998               1997
                                                            ----             ----               ----

Net income............................                 $   12,906,252   $    9,826,086     $      760,323
                                                       --------------   --------------     --------------

Pro forma provision for income taxes on
  Subchapter S-Corporation income (unaudited)                 146,325           41,400                 --
                                                       --------------   --------------     --------------

Pro forma net income (unaudited)......                 $   12,759,927   $    9,784,686     $      760,323
                                                       ==============   ==============     ==============


 Weighted average common shares
   outstanding........................                     14,160,755       13,457,495          3,884,915
 Potential common shares pursuant
   to stock options...................                        978,570        1,434,743          1,830,774
 Potential common shares pursuant
   to conversion of redeemable
   convertible preferred stock........                             --               --          6,419,038
                                                       --------------   --------------     --------------
 Diluted weighted average shares......                     15,139,325       14,892,238         12,134,727
                                                       ==============   ==============     ==============




Basic net income per common share.....                 $         0.91   $         0.73     $         0.20
                                                       ==============   ==============     ==============
 Diluted net income per common
   and potential common share.........                 $         0.85   $         0.66     $         0.06
                                                       ==============   ==============     ==============
 Pro forma diluted net income per
   common and potential common share..                 $         0.85   $         0.66     $         0.06
                                                       ==============   ==============     ==============



     Diluted weighted average shares outstanding do not include 722,572, 4,003 and 44,818 common equivalent shares for the years ended December 31, 1999, 1998 and 1997, respectively, as their effect would have been antidilutive.

(2) MARKETABLE SECURITIES

    It is the Company's intent to maintain a liquid investment portfolio to support current operations and to take advantage of investment opportunities; therefore, all marketable securities are considered to be available-for-sale and are classified as current assets.

    The amortized cost, unrealized gains (losses) and fair value of marketable securities available-for-sale as of December 31, 1999 with maturity dates from January 1, 2000 through April 20, 2004, are as follows:

                                    Amortized Cost       Unrealized Gains (Losses)         Fair Value
                                    --------------       -------------------------         ----------
US government obligations           $   18,121,819          $     (699,459)            $   17,422,360
Corporate bonds and notes               39,164,353                (686,666)                38,477,687
                                    --------------          --------------             --------------
                                        57,286,172              (1,386,125)                55,900,047
Less:  Amounts classified as
  cash equivalents                       2,960,374                      --                  2,960,374
                                    --------------          --------------             --------------
Available-for-sale
  marketable securities             $   54,325,798          $   (1,386,125)            $   52,939,673
                                    ==============          ==============             ==============


    The amortized cost, unrealized gains (losses) and fair value of marketable securities available-for-sale as of December 31, 1998 with maturity dates from January 1, 1999 through September 15, 2003, are as follows:

                                    Amortized Cost       Unrealized Gains (Losses)         Fair Value
                                    --------------       -------------------------         ----------
US government obligations           $    9,423,374          $       11,559             $    9,434,933
Corporate bonds and notes               31,949,720                 138,047                 32,087,767
                                    --------------          --------------             --------------
                                        41,373,094                 149,606                 41,522,700
Less:  Amounts classified as
  cash equivalents                       2,285,020                      --                  2,285,020
                                    --------------          --------------             --------------
Available-for-sale
  marketable securities             $   39,088,074          $      149,606             $   39,237,680
                                    ==============          ==============             ==============

(3) ACQUISITION OF EMPIRE TECHNOLOGIES, INC.

    On October 29, 1999, the Company issued 815,248 shares of common stock for all of the issued and outstanding shares of Empire Technologies, Inc. ("Empire") in a transaction accounted for as a pooling-of-interests. Accordingly, all prior-period financial statements presented have been restated as required by Accounting Principles Board Opinion No. 16, Accounting for Business Combinations. All intercompany transactions have been eliminated as a part of the restatement.

    As a part of the transaction, the Company incurred direct, acquisition-related charges of approximately $551,000. All of such costs have been expensed. Also, as part of the transaction, the Company assumed an obligation related to Empire's existing stock appreciation rights plan. Pursuant to the terms of the only grant under this plan, the Company settled this obligation in cash within 30 days of closing. The expense relating to the grant was recognized from the date of grant through the date of settlement.

Separate and combined results of Concord and Empire during the periods preceding the merger were as follows:

                                   Concord                   Empire                 Eliminations           Combined
                                   -------                   ------                 ------------           --------

1999 (Through 10/29/1999)
Net Revenues                      $49,616,491                $2,713,962              (133,160)           $52,197,293
Net Income                          7,519,519                   471,655                                    7,991,174

1998
Net Revenues                      $39,481,330                $1,976,022                                  $41,457,352
Net Income                          9,078,471                   747,615                                    9,826,086

1997
Net Revenues                      $19,569,594                $1,110,306                                  $20,679,900
Net Income                            130,755                   629,568                                      760,323

(4)  STOCK OPTION PLANS

    In 1995, the Company's Board of Directors (the Board) approved the 1995 Stock Plan, which provides for the granting of incentive stock options (ISOs) and nonqualified stock options. Prior to the adoption of the 1995 Stock Plan, the Board granted options under the 1982 Employee Incentive Stock Option Plan, the 1986 Nonqualified Stock Option Plan and the 1986 Stock Plan. Following the completion of the IPO, the Company adopted the 1997 Stock Plan, the 1997 Employee Stock Purchase Plan and the 1997 Nonemployee Director Stock Option Plan. As amended, these plans allow for issuances of up to 2,500,000, 375,000 and 95,000 shares of common stock, respectively; the Company has reserved such shares for future issuance.

    Under the 1995 and 1997 Stock Plans (the Plans), the Company may issue options to purchase up to 2,963,798 shares of common stock, of which 137,658 options are available for grant as of December 31, 1999. ISOs may be granted at an exercise price not less than the fair market value per share of common stock on the date of grant, as determined by the Board. The price per share relating to each nonqualified option granted under the Plans shall not be less than the lesser of (i) the book value per share of common stock as of the end of the Company's fiscal year immediately preceding the date of grant or (ii) 50% of the fair market value per share of common stock on the date of grant. Vesting of the options is determined by the Board, and the options expire 8 years from the date of grant. An employee may convert his or her unexercised ISOs into nonqualified options at any time prior to the expiration of such ISOs.

    In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, Accounting for Stock-Based Compensation, which requires the measurement of the fair value of stock options or warrants to be included in the statement of operations or disclosed in the notes to the financial statements. As permitted by SFAS No. 123, the Company will continue to account for stock-based compensation for employees under Accounting Principles Board Opinion No. 25 and has elected the disclosure-only alternative under SFAS No. 123 for options granted using the Black-Scholes option pricing model prescribed by SFAS No. 123. The weighted average fair value per share of options granted during 1999, 1998 and 1997 was $45.27, $31.08 and $5.64, respectively. The weighted average assumptions are as follows:


                                                                       1999            1998            1997
                                                                       ----            ----            ----

                     Risk-free interest rate..................         6.0%            6.0%          5.1 - 6.0%
                     Expected dividend yield..................         --              --               --
                     Expected lives...........................       7 years         7 years          7 years
                     Expected volatility......................         82%             80%              80%


        Had compensation cost for these plans been determined consistent with SFAS No. 123, the Company's net income (loss) and basic, diluted and pro forma diluted net income (loss) per common and potential common share would have been as follows:


                                                                                1999          1998             1997
                                                                           -------------  -------------   -------------
               Net income, as reported.................................    $  12,906,252  $   9,826,086   $     760,323
                                                                           =============  =============   =============

               Net (loss) income, pro forma............................    $   (302,081)  $   7,007,947   $     308,939
                                                                           =============  =============   =============
               Net income per share, as reported
                 Basic.................................................    $        0.91  $        0.73   $        0.20
                                                                           =============  =============   =============
                 Diluted...............................................    $        0.85  $        0.66   $        0.06
                                                                           =============  =============   =============
                 Pro forma diluted.....................................    $        0.85  $        0.66   $        0.06
                                                                           =============  =============   =============
               Net (loss) income per share, pro forma
                 Basic.................................................    $       (0.02) $        0.52   $         .08
                                                                           =============  =============   =============
                 Diluted...............................................    $       (0.02) $        0.47   $         .03
                                                                           =============  =============   =============
                 Pro forma diluted.....................................    $       (0.02) $        0.47   $         .03
                                                                           =============  =============   =============


         Because the method prescribed by SFAS No. 123 has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation may not be representative of that to be expected in future years.

        The following table summarizes information about options outstanding at December 31, 1999:

                                                OPTIONS OUTSTANDING                         OPTIONS EXERCISABLE
                                -------------------------------------------------     -------------------------------
                                              WEIGHTED AVERAGE   WEIGHTED AVERAGE                    WEIGHTED AVERAGE
                  RANGE OF         NUMBER         REMAINING        EXERCISE PRICE       NUMBER        EXERCISE PRICE
              EXERCISE PRICE    OUTSTANDING   CONTRACTUAL LIFE        PER SHARE       OUTSTANDING       PER SHARE
              --------------    -----------   ----------------   ----------------     -----------    ----------------
                $ .10 - 1.90         322,395        4.60              $   .93           127,168            $  .91
                 4.10 - 17.38        290,735        5.68                10.87            93,761             10.46
                18.38 - 23.50        347,205        6.13                21.73           121,146             21.71
                23.88 - 33.38         62,957        6.44                27.94            19,601             27.41
                34.88 - 36.91        901,801        7.64                36.85             6,237             35.11
                37.25 - 52.38        239,300        7.42                45.17             6,355             44.23
                52.63 - 64.25        661,747        7.25                55.00               625             56.75
                                   ---------                                            -------
                                   2,826,140                                            374,893
                                   =========                                            =======


    The following schedule summarizes the activity under the stock option plans for the three-year period ended December 31, 1999:

                                                                                                            WEIGHTED
                                                                                                            AVERAGE
                                                                      NUMBER OF          PRICE PER           PRICE
                                                                       SHARES              SHARE           PER SHARE
                                                                      ---------          ---------         ---------

              Outstanding at December 28, 1996                         1,704,342        $ .10 --  1.90      $    .23
                   Granted...................                            784,700         1.90 -- 21.88          7.29
                   Exercised.................                           (331,448)         .10 --  1.90           .58
                   Terminated................                            (26,494)        . 10 --  8.50          2.56
                                                                       ---------        --------------      --------
              Outstanding at December 31, 1997                         2,131,100          .10 -- 21.88          2.76
                   Granted...................                            563,750        17.06 -- 56.75         23.71
                   Exercised.................                           (984,473)         .10 -- 21.38           .98
                   Terminated................                            (36,588)        . 10 -- 41.00          6.73
                                                                       ---------        --------------      --------
              Outstanding at December 31, 1998                         1,673,789        $ .10 -- 56.75      $  10.79
                                                                       =========        ==============      ========
                   Granted...................                          1,781,555        17.06 -- 64.25         43.90
                   Exercised.................                           (532,684)         .10 -- 44.38          3.81
                   Terminated................                            (96,520)         .10 -- 58.25         27.94
                                                                       ---------        --------------      --------
              Outstanding at December 31, 1999                         2,826,140        $ .10 -- 64.25      $  32.53
                                                                       =========        ==============      ========

              Exercisable at December 31, 1999                           374,893        $ .10 -- 64.25      $  12.80
                                                                       =========        ==============      ========
              Exercisable at December 31, 1998                           164,957        $ .10 -- 21.38      $   4.73
                                                                       =========        ==============      ========
              Exercisable at December 31, 1997                           517,816        $ .10 --  1.90      $    .19
                                                                       =========        ==============      ========


    In 1997, the Company granted one officer and one director options to purchase in total 143,750 shares of common stock at an exercise price of $1.90 per share. At the date of grant, the estimated fair value per share of the Company's common stock exceeded the exercise price of the options, and accordingly, the Company has recorded deferred compensation of $191,875 related to this difference at the date of grant. For the years ended December 31, 1999 and 1998, the Company has recorded compensation expense of $47,968 and $47,968, respectively, related to these options grants.

    The exercise price of all other options outstanding represents the fair market value per share of common stock as of the date of grant.


(5)  INCOME TAXES

    The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. This standard requires, among other things, recognition of future tax effects, measured by enacted tax rates, attributable to deductible temporary differences between the financial statement and income tax bases of assets and liabilities.

    The approximate income tax effects of these temporary differences are as follows:

                                                                             DECEMBER 31,    DECEMBER 31,
                                                                                 1999            1998
                                                                            -------------   -------------
                Net operating loss and federal tax credit carryforwards.    $  8,073,000     $ 12,719,000
                Accruals not yet deductible for tax purposes............       2,102,000        1,027,000
                Depreciation............................................          62,000           92,000
                Deferred revenue........................................       1,695,000        1,373,000
                Capitalized research and development expenses...........       1,939,000        2,088,000
                Valuation allowance.....................................     (13,871,000)     (17,299,000)
                                                                            ------------     ------------
                                                                            $          -     $          -
                                                                            ============     ============

    The Company has available net operating loss carryforwards of approximately $14,300,000 and federal research and development tax credit carryforwards of approximately $2,225,000 as of December 31, 1999 to reduce future income tax liabilities. These carryforwards are subject to review and possible adjustment by the appropriate taxing authorities and expire from 1999 through 2013 as follows:

                                                                                                              RESEARCH AND
                                                                                   NET OPERATING LOSS        DEVELOPMENT TAX
                 FISCAL YEAR                                                          CARRYFORWARDS       CREDIT CARRYFORWARDS
                ------------                                                       ------------------     --------------------
                  2000.........................................................        $ 3,659,000             $       --
                  2001.........................................................          2,870,000              1,252,000
                  2002-2006....................................................          1,369,000                150,000
                  2007-2013....................................................          6,367,000                823,000
                                                                                       -----------             ----------
                                                                                       $14,265,000             $2,225,000
                                                                                       ===========             ==========


    Pursuant to the Tax Reform Act of 1986, the utilization of net operating loss carryforwards for tax purposes may be subject to an annual limitation if a cumulative change of ownership of more than 50% occurs over a three-year period. As a result of the Company's 1995 preferred stock financings, such a change in ownership has occurred. As a result of this ownership change, the use of the net operating loss carryforwards will be limited. The Company has determined that its initial public offering did not cause another ownership change. The Company has deferred tax assets of approximately $13.9 million comprised primarily of net operating loss carryforwards and research and development credits. The Company has fully reserved for these deferred tax assets by recording a valuation allowance of $13.9 million, as the Company believes that it is more likely than not that it will not be able to realize this asset.

    Pursuant to paragraphs 20 to 25 of Statement of Financial Accounting Standards No. 109, the Company considered both positive and negative evidence in assessing the need for a valuation allowance at December 31, 1998 and 1999. The factors that weighed most heavily on the Company's decision to record a full valuation allowance were (i) the substantial restrictions on the use of its existing net operation loss (NOL) carryforwards and (ii) the uncertainty of future profitability.

    As a result of the ownership change described above, the future use of approximately $10.9 million of the Company's NOL carryforwards are limited to only $330,000 per year; the substantial majority of such NOL carryforwards will expire before they can be used. Pursuant to the provisions of SFAS No. 109, the Company used all of its remaining unrestricted NOL and credit carryforwards in computing the 1998 tax provision. The Company is also subject to rapid technological change, competition from substantially larger competitors, a limited family of products and other related risks, as more thoroughly described in the "Risk Factors" section of the Company's Form 10-K, for the fiscal year ended December 31, 1999. The Company's dependence on a single product family in an emerging market makes the prediction of future results difficult, if not impossible, especially in the highly competitive software industry. As a result, the Company found the evidence described above to be the most reliable objective evidence available in determining that a full valuation allowance against its tax assets would be necessary.

    The Company's net operating loss deferred tax asset includes approximately $3.4 million pertaining to the benefit associated with the exercise and subsequent disqualifying disposition of incentive stock options by the Company's employees. When and if the Company realizes this asset, the resulting change in the valuation allowance will be credited directly to additional paid-in capital, pursuant to the provisions of SFAS No. 109.

    The Company received a tax benefit of approximately $4.9 million and $500,000 in 1999 and 1998, respectively, pursuant to the exercise of employee stock options. The Company recorded this benefit as a component of additional paid-in capital.

    The difference between the expected combined federal and state tax rate and the Company's effective tax rate in 1999 relates primarily to the use of currently-generated tax credits and tax assets acquired as a part of the Empire acquisition (Note 3). The difference in 1998 and 1997 relates primarily to the use of substantially all of the Company's unrestricted NOL carryforwards.

(6)  COMMITMENTS AND CONTINGENCIES

(a) Leases

    In March, 1999 the Company signed a 7 year operating lease for its principal operating facilities. Following the abandonment of the Company's former office space, the Company recorded a third quarter charge of $700,000, representing the remaining lease commitment, less expected sublease income. The approximate future minimum rental payments under both leases are as follows:

                                                                      AMOUNT
                                                                      ------
              2000..........................................       $ 1,773,000
              2001..........................................         2,321,000
              2002..........................................         2,327,000
              2003..........................................         2,036,000
              2004..........................................         2,073,000
              Thereafter....................................         3,218,000
                                                                   -----------
                                                                   $13,749,000
                                                                   ===========


    Rent expense was approximately $2.4 million, $464,000 and $346,000 for the years ended December 31, 1999, December 31, 1998 and December 31, 1997, respectively.


(b) Royalties

    The Company has entered into several software license agreements that provide the Company with exclusive worldwide licenses to distribute or utilize certain patented computer software. The Company is required to pay royalties on all related sales. Under one software license agreement, as amended, the Company is obligated to make minimum quarterly royalty payments from 1995 through 1999. The minimum payments are noncancelable and nonrefundable, but any minimum payments in excess of amounts due for actual license sales in any quarter may be used as a credit against future royalty fees in excess of the specified minimum payments. The minimum royalty payments were paid in full in 1999. Royalty expense under royalty agreements was approximately $1.0 million, $665,000 and $903,000 for fiscal 1999, 1998 and 1997, respectively.

(c) Legal Proceedings

    From time to time, the Company may be exposed to litigation relating to its products and operations. The Company is not engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on the Company's financial conditions or results of operations.

(7)  ACCRUED EXPENSES

    Accrued expenses consist of the following:

                                                                       DECEMBER 31,       DECEMBER 31,
                                                                           1999               1998
                                                                       ------------       ------------
     Payroll and payroll-related.................................       $1,932,735         $2,269,845
     Royalties...................................................          569,656            412,656
     Outside commissions.........................................          286,854            568,450
     Customer deposits...........................................          142,224            254,340
     Deferred rent...............................................          456,957                 --
     Loss on lease abandonment...................................          700,000                 --
     Other.......................................................        2,797,401          1,582,693
                                                                        ----------         ----------
                                                                        $6,885,827         $5,087,984
                                                                        ==========         ==========

(8)  EMPLOYEE BENEFIT PLAN

    The Company maintains an employee benefit plan under Section 401(k) of the Internal Revenue Code covering all eligible employees, as defined. The Plan allows for employees to defer a portion of their salary up to 15% of pretax compensation. While the Company has the discretion to make contributions to the plan, no such contributions were made in 1999, 1998 or 1997.

(9)  VALUATION AND QUALIFYING ACCOUNTS

    The following table sets forth activity in the Company's accounts receivable reserve account:

                                                          BALANCE AT                                              BALANCE AT
                                                           BEGINNING           CHARGES TO                           END OF
                                                            OF YEAR             EXPENSES         DEDUCTIONS          YEAR
                                                          ----------           ----------        ----------       ----------
     1997..........................................       $ 210,116             $  70,000          $     --       $  280,116
     1998..........................................       $ 280,116             $ 169,884          $     --       $  450,000
     1999..........................................       $ 450,000             $ 480,000          $     --       $  930,000


(10) SEGMENT REPORTING AND INTERNATIONAL INFORMATION

    The Company adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information in the fiscal year ended December 31, 1998. SFAS 131 establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions how to allocate resources and assess performance. The Company's chief decision making group, as defined under SFAS 131, is the Executive Management Committee. To date, the Executive Management Committee has viewed the Company's operations as principally one segment, software sales and associated services. As a result, the financial information disclosed herein, materially represents all of the financial information related to the Company's principal operating segment. Revenues from international locations were $16.3 million, $7.3 million and $2.4 million in 1999, 1998 and 1997, respectively. The Company's revenues from international locations were primarily generated from customers located in Europe. Revenues from customers located in Europe accounted for 13.1%, 12.6% and 10.3% of total revenues in 1999, 1998 and 1997, respectively. No one country accounts for greater than 10% of total revenues. Substantially all of the Company's assets are located in the United States.

(11) SUBSEQUENT EVENT

    On February 4, 2000 the Company completed a merger with privately-held FirstSense Software. FirstSense is a provider of application and service response management solutions. The Company has reserved for issuance in connection with the merger, 1,940,000 shares of Concord's common stock. The transaction is being accounted for as a pooling-of-interests.

                          CONCORD COMMUNICATIONS, INC.

                          FORM 10-K, December 31, 1999

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 28th day of March, 2000.

                                       Concord Communications, Inc.

                                       /s/ Gary E. Haroian
                                       --------------------------------------
                                       Name:  Gary E. Haroian
                                       Title:  Sr. Vice President of Finance
                                             and Chief Financial Officer
                                             (Principal Financial and
                                             Accounting Officer)


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

                Signature                           Title                                                 Date
                ---------                           -----                                                 ----
         /s/ John A. Blaeser                         Chief Executive Officer,                            03/28/00
         ---------------------------                 President and Director
             John A. Blaeser                         (Principal Executive Officer)


         /s/ Gary E. Haroian                         Chief Financial Officer, Sr. Vice                   03/28/00
         ---------------------------                 President of Finance,
             Gary E. Haroian                         Treasurer and Clerk
                                                     (Principal Financial and
                                                     Accounting Officer)


         /s/ Frederick W.W. Bolander                 Director                                            03/28/00
         ---------------------------
             Frederick W.W. Bolander

         /s/ Richard M. Burnes, Jr.                  Director                                            03/28/00
         ---------------------------
             Richard M. Burnes, Jr.

         /s/ Robert C. Hawk                          Director                                            03/28/00
         ---------------------------
             Robert C. Hawk

         /s/ John Robert Held                        Director                                            03/28/00
         ---------------------------
             John Robert Held

         /s/  Deepak Kamra                           Director                                            03/28/00
         ---------------------------
              Deepak Kamra

         /s/ Robert M. Wadsworth                     Director                                            03/28/00
         ---------------------------
             Robert M. Wadsworth

                                 EXHIBIT INDEX

    The following designated exhibits are either filed herewith or, where information is provided under the SEC Document Reference heading corresponding to such exhibit, incorporated by reference to such filing.


   EXHIBIT NO.     DESCRIPTION                                             SEC DOCUMENT REFERENCE
   -----------     -----------                                             ----------------------
       3.01    Restated Articles of Organization of the Company        Exhibit No. 3.01 on Form 10-K, for the period ended
                                                                       December 31, 1997
       3.02    Restated By-laws of the Company                         Exhibit No. 3.02 on Form 10-K, for the period ended
                                                                       December 31, 1998
      10.01    Working Capital Loan Agreement between the Company
               and Silicon Valley Bank dated April 3, 1997             Exhibit No. 10.01 to Registration Statement on Form S-1
                                                                       (No. 333-33227)
      10.02    Revolving Promissory Note made by the Company in
               favor of Silicon Valley Bank                            Exhibit No. 10.02 to Registration Statement on Form S-1
                                                                       (No. 333-33227)
      10.03    Equipment Line of Credit Letter Agreement between the
               Company and Fleet Bank dated as of June 9, 1997         Exhibit No. 10.03 to Registration Statement on Form S-1
                                                                       (No. 333-33227)
      10.04    1995 Stock Plan of the Company                          Exhibit No. 10.04 to Registration Statement on Form S-1
                                                                       (No. 333-33227)
      10.05    1997 Stock Plan of the Company                          Exhibit No. 10.01 on Form 10-Q, for the period ended June
                                                                       30, 1998
   *  10.06    1997 Stock Plan of the Company, as amended on March
               12, 1998 and March 1, 1999
      10.07    1997 Employee Stock Purchase Plan of the Company        Exhibit No. 10.06 to Registration Statement on Form S-1
                                                                       (No. 333-33227)
      10.08    1997 Non-Employee Director Stock Option Plan of the     Exhibit No. 10.02 on Form 10-Q, for the period ended June
               Company                                                 30, 1998
      10.09    The Profit Sharing/401(K) Plan of the Company           Exhibit No. 10.08 to Registration Statement on Form S-1
                                                                       (No. 333-33227)
      10.10    Lease Agreement between the Company and John Hancock
               Mutual Life Insurance Company dated March 17, 1994,
               as amended on March 25,1997                             Exhibit No. 10.09 to Registration Statement on Form S-1
                                                                       (No. 333-33227)
      10.11    First Amendment to Lease Agreement between the
               Company and John Hancock Mutual Life Insurance          Exhibit No. 10.10 to Registration Statement on Form S-1
               Company dated March 25, 1997                            (No. 333-33227)
      10.12    Form of Indemnification Agreement for directors and
               officers of the Company                                 Exhibit No. 10.11 to Registration Statement on Form S-1
                                                                       (No. 333-33227)
      10.13    Restated Common Stock Registration Rights Agreement
               between the Company and certain investors dated         Exhibit No. 10.12 to Registration Statement on Form S-1
               August 7, 1986                                          (No. 333-33227)
      10.14    Amended and Restated Registration Rights Agreement
               between the Company and certain investors dated         Exhibit No. 10.13 to Registration Statement on Form S-1
               December 28, 1995                                       (No. 333-33227)
      10.15    Management Change in Control Agreement between the
               Company and John A. Blaeser dated as of August 7, 1997  Exhibit No. 10.14 to Registration Statement on Form S-1
                                                                       (No. 333-33227)
      10.16    Management Change in Control Agreement between the
               Company and Kevin J. Conklin dated as of July 23, 1997  Exhibit No. 10.15 to Registration Statement on Form S-1
                                                                       (No. 333-33227)
      10.17    Management Change in Control Agreement between the
               Company and Ferdinand Engel dated as of July 23, 1997   Exhibit No. 10.16 to Registration Statement on Form S-1
                                                                       (No. 333-33227)
      10.18    Management Change in Control Agreement between the
               Company and Gary E. Haroian dated as of July 23, 1997   Exhibit No. 10.17 to Registration Statement on Form S-1
                                                                       (No. 333-33227)
      10.19    Management Change in Control Agreement between the
               Company and Daniel D. Phillips, Jr. dated as of July    Exhibit No. 10.18 to Registration Statement on Form S-1
               23, 1997                                                (No. 333-33227)
      10.20    Stock Option Agreement dated January 1, 1996 between
               the Company and John A. Blaeser                         Exhibit No. 10.19 to Registration Statement on Form S-1
                                                                       (No. 333-33227)
      10.21    Stock Option Agreement dated January 1, 1996 between
               the Company and John A. Blaeser                         Exhibit No. 10.20 to Registration Statement on Form S-1
                                                                       (No. 333-33227)
      10.22    Letter Agreement between the Company and Silicon Valley Bank dated March 25, 1996 together with the
               Loan Modification Agreement dated November 14, 1996     Exhibit No. 10.21 to Registration Statement on Form S-1
                                                                       (No. 333-33227)
      10.23    Form of Shrink-Wrap License                             Exhibit No. 10.22 to Registration Statement on Form S-1
                                                                       (No. 333-33227)
      10.24    Agreement and Plan of Reorganization dated as of        Exhibit No. 2.1 to Current Report on Form 8-K filed on
               October 19, 1999 by and among Concord Communications,   November 12, 1999
               Inc., E Acquisition Corp., Empire Technologies, Inc.
               and the stockholders of Empire Technologies, Inc.
      10.25    Agreement and Plan of Reorganization dated as of        Exhibit No. 2.1 to Current Report on Form 8-K filed on
               January 20, 2000 by and among Concord Communications,   February 10, 2000
               Inc., F Acquisition Corp., and FirstSense Software,
               Inc.
      10.26    Registration Rights Agreement dated as of February 4,   Exhibit No. 99.1 to Current Report on Form 8-K filed on
               2000 by and among Concord Communications, Inc. and      February 10, 2000
               Timothy Barrows, as Securityholder Agent
   *  13.01    Pages 17-22 of Registrant's 1999 Annual Report  to
               Stockholders
      21.01    Subsidiaries of the Company
      23.01    Consent of Arthur Andersen LLP
      27.01    Financial Data Schedule

     * filed herewith