Form 10-Q
period 2000-03-31
CONCORD COMMUNICATIONS INC
filed 2000-05-15
CIK 915290

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 For the quarterly period ended March 31, 2000

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

                                YES X       NO

16,281,466 SHARES OF THE REGISTRANT'S COMMON STOCK, $0.01 PAR VALUE, WERE OUTSTANDING AS OF APRIL 30, 2000.

                        THIS DOCUMENT CONTAINS 25 PAGES.
                        THE EXHIBIT INDEX IS ON PAGE 24.

                          CONCORD COMMUNICATIONS, INC.

                            FORM 10-Q, MARCH 31, 2000

                                    CONTENTS

Item Number                                                     Page
        PART I: FINANCIAL INFORMATION

Item 1. Financial Statements
        Balance sheets:
        March 31, 2000 and December 31, 1999                      3

        Statements of income:
        Three months ended March 31, 2000 and March 31, 1999      4

        Statements of cash flows:
        Three months ended March 31, 2000 and March 31, 1999      5

        Notes to financial statements                            6-7

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                      8-19

Item 3. Quantitative and Qualitative Disclosures
           about Market Risk                                     20

           PART II: OTHER INFORMATION

Item 1. Legal Proceedings                                        21

Item 2. Changes in Securities and Use of Proceeds                21


Item 3. Defaults Upon Senior Securities                          21

Item 4. Submission of Matters to a Vote of Security Holders      21

Item 5. Other Information                                        22

Item 6. Exhibits and Reports on Form 8-K                         22

SIGNATURE                                                        23

EXHIBIT INDEX                                                    24

                          PART I: FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS



                          CONCORD COMMUNICATIONS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                     MARCH 31,         DECEMBER 31,
                                                       2000               1999
                                                   ------------       ------------
                 ASSETS
Current Assets:
    Cash, cash equivalents and marketable
      securities                                    $56,718,871        $63,569,201
    Accounts receivable, net of allowance
      of approximately $1,319,000 and
      $971,000 in 2000 and 1999, respectively        16,120,127         13,976,929
    Prepaid expenses and other current assets           935,291          1,191,147
                                                   ------------       ------------
        Total current assets                         73,774,289         78,737,277
                                                   ------------       ------------
Equipment and Improvements, at cost:
    Equipment                                        10,565,910          9,024,983
    Leasehold improvements                            3,731,444          3,110,369
                                                   ------------       ------------
                                                     14,297,354         12,135,352
    Less -- Accumulated depreciation and
      amortization                                    4,755,803          4,085,950
                                                   ------------       ------------
                                                      9,541,551          8,049,402
                                                   ------------       ------------
Deferred Tax Asset                                    3,963,000          3,000,000
                                                   ------------       ------------
                                                   $ 87,278,840       $ 89,786,679
                                                   ============       ============
  LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Current portion of long-term debt              $       --         $    898,462
    Accounts payable                                  4,850,502          4,940,420
    Accrued expenses                                  6,605,307          7,423,907
    Deferred revenue                                 12,323,451         10,261,334
                                                   ------------       ------------
        Total current liabilities                    23,779,260         23,524,123
                                                   ------------       ------------

    Long-term debt, less current portion                   --            2,064,004

Redeemable preferred stock:
 Series A Redeemable Convertible
   Preferred Stock, $0.01 par value;
   5,500,000 shares authorized; 5,471,465
   shares issued and outstanding at
   December 31, 1999 (aggregate liquidation
   value $5,471,465)                                       --            4,744,115

Series B Redeemable Convertible Preferred
   Stock, $0.01 par value; 2,920,000
   shares authorized and 2,800,000 issued
   and outstanding at December 31, 1999
   (aggregate liquidation value $7,000,000)                --            6,978,902
                                                   ------------       ------------
      Total redeemable preferred stock                     --           11,723,017
                                                   ------------       ------------
Common Stock, $0.01 par value:
      Authorized -- 50,000,000 shares
      Issued and outstanding -- 16,175,156
      and 14,809,533 shares,
      in 2000 and 1999, respectively                    161,752            148,095
    Additional paid-in capital                       94,470,770         81,922,240
    Deferred compensation                            (3,303,537)        (3,557,794)
    Accumulated other comprehensive income           (1,467,275)        (1,386,125)
    Accumulated deficit                             (26,362,130)       (24,650,881)
                                                   ------------       ------------
        Total stockholders' equity                   63,499,580         52,475,535
                                                   ------------       ------------
                                                   $ 87,278,840       $ 89,786,679
                                                   ============       ============


  The accompanying notes are an integral part of these consolidated financial statements.

                          CONCORD COMMUNICATIONS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)



                                                        THREE MONTHS ENDED
                                                 -------------------------------
                                                   MARCH 31,          MARCH 31,
                                                     2000               1999
                                                 ------------       ------------
Revenues:
     License revenues                            $ 14,852,527       $ 11,656,493
     Service revenues                               4,415,746          2,751,066
                                                 ------------       ------------
          Total revenues                           19,268,273         14,407,559
Cost of Revenues                                    2,426,363          1,788,569
                                                 ------------       ------------
          Gross profit                             16,841,910         12,618,990
Operating Expenses:
     Research and development                       4,788,080          3,068,580
     Sales and marketing                            9,226,056          6,449,743
     General and administrative                     1,415,687          1,150,153
     Stock-based compensation                         254,257            347,585
     Acquisition-related charges                    4,300,000               --
                                                 ------------       ------------
     Total operating expenses                      19,984,080         11,016,061
                                                 ------------       ------------
          Operating (loss) income                  (3,142,170)         1,602,929

          Other income, net                           755,931            718,055
                                                 ------------       ------------
(Loss) Income before income taxes                  (2,386,239)         2,320,984
(Benefit from) Provision for income taxes            (963,000)         1,224,918
                                                 ------------       ------------
Net (loss) income before extraordinary items     $ (1,423,239)      $  1,096,066
                                                 ============       ============
          Extraordinary items                        (288,010)              --
                                                 ------------       ------------
Net (loss) income after extraordinary items      $ (1,711,249)      $  1,096,066
                                                 ============       ============
Accretion of redeemable preferred stock                  --               31,026
                                                 ------------       ------------
Net (loss) income applicable to common
   stockholders                                  $ (1,711,249)      $  1,065,040
                                                 ============       ============
Net (loss) income per common and
   potential common share:
  Basic                                          $      (0.11)      $       0.08
                                                 ============       ============
  Diluted                                        $      (0.11)      $       0.06
                                                 ============       ============
Weighted average common and potential
  common shares outstanding:
  Basic                                            15,731,684         14,154,601
                                                 ============       ============
  Diluted                                          15,731,684         16,697,575
                                                 ============       ============



  The accompanying notes are an integral part of these consolidated financial statements.

                          CONCORD COMMUNICATIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (UNAUDITED)


                                                                   THREE MONTHS ENDED
                                                            -------------------------------
                                                              MARCH 31,           MARCH 31,
                                                                2000               1999
                                                            ------------       ------------
Cash Flows from Operating Activities:
    Net (loss) income                                       $ (1,711,249)      $  1,065,040
    Adjustments to reconcile net income to net cash
         provided by operating activities:
      Depreciation and amortization                              669,853            424,969
      Stock-based compensation                                   254,257            347,585
      Amortization of debt issuance costs
      Unrealized loss on available-for-sale securities           (81,150)          (326,067)
      Changes in current assets and liabilities:
         Accounts receivable                                  (2,143,198)          (553,021)
         Prepaid expenses and other current assets               255,856            (12,060)
         Accounts payable                                        (89,918)           822,639
         Accrued expenses                                       (818,600)          (429,021)
         Deferred revenue                                      2,062,117             84,351
         Deferred tax asset                                     (963,000)          (297,082)
                                                            ------------       ------------
           Net cash provided by operating activities          (2,565,032)         1,151,453
                                                            ------------       ------------
Cash Flows from Investing Activities:
  Purchases of equipment and improvements                     (2,162,002)          (861,660)
  Proceeds from (Investments in) marketable securities         1,884,403        (10,943,600)
                                                            ------------       ------------
           Net cash used in investing activities                (277,599)       (11,805,260)
                                                            ------------       ------------
Cash Flows from Financing Activities:
  Repayments of and proceeds from bank borrowings             (2,962,466)         1,258,672
  Proceeds from issuance of preferred and common stock                --            125,285
  Proceeds from shares issued in connection with
    employee stock plans                                         839,170          1,828,124
                                                            ------------       ------------
           Net cash (used in) provided by
              financing activities                            (2,123,296)         3,212,081
                                                            ------------       ------------
Net Decrease in Cash and Cash Equivalents                     (4,965,927)        (7,441,726)
Cash and Cash Equivalents, beginning of year                  10,629,528         20,913,384
                                                            ------------       ------------
Cash and Cash Equivalents, end of year                      $  5,663,601       $ 13,471,658
                                                            ============       ============
Supplemental Disclosure of Cash Flow Information:
  Cash paid for interest                                    $     33,592       $     21,800
                                                            ============       ============
  Cash paid for taxes                                       $    147,306       $         --
                                                            ============       ============
Supplemental Disclosure of Noncash Transactions:
  Accretion of dividends on preferred stock                 $         --       $     31,026
                                                            ============       ============
  Deferred compensation related to grants
of stock options                                            $    254,257       $   (325,165)
                                                            ============       ============
  Conversion of redeemable convertible
    preferred stock to common stock                         $ 11,723,017       $         --
                                                            ============       ============
  Unrealized loss on available-for-sale securities          $    (81,150)      $   (326,067)
                                                            ============       ============
  Tax benefit associated with employee stock options        $         --       $  1,500,000
                                                            ============       ============


  The accompanying notes are an integral part of these consolidated financial statements.

                          CONCORD COMMUNICATIONS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                            FORM 10-Q, MARCH 31, 2000
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



1. INTERIM FINANCIAL STATEMENTS
   The accompanying financial statements have been presented by Concord Communications, Inc., (the "Company") without audit (except that the balance sheet information as of December 31, 1999 has been derived from audited financial statements) in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Regulation S-X pertaining to interim financial statements. Accordingly, these interim financial statements do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements reflect all adjustments and accruals which management considers necessary for a fair presentation of financial position as of March 31, 2000 and December 31, 1999, and results of operations for the three ended March 31, 2000 and 1999. The results for the interim periods presented are not necessarily indicative of results to be expected for any future period. The financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's 1999 Annual Report on Form 10-K filed with the Securities and Exchange Commission in March 2000.


2. NET (LOSS) INCOME PER SHARE
   The Company follows the provisions of SFAS No. 128, Earnings Per Share, effective December 15, 1997. SFAS No. 128 establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. The dilutive effect of potential common shares for the three months ended March 31, 1999, consisting of outstanding stock options and redeemable preferred stock, is determined using the treasury method. Calculations of basic and diluted net income per common share and potential common share are as follows:


                                                                        THREE MONTHS ENDED
                                                                        ------------------
                                                                   MARCH 31,            MARCH 31,
                                                                     2000                 1999
                                                                     ----                 ----
Net (loss) income ..........................................    $ (1,711,249)        $  1,065,040
                                                                ============         ============
  Weighted average common shares outstanding ...............      15,731,684           14,154,601
  Potential common shares pursuant to stock options ........            --              1,300,079
  Potential common shares pursuant
   to conversion of redeemable preferred stock .............            --              1,242,895
                                                                ------------         ------------
  Diluted weighted average shares ..........................      15,731,684           16,697,575
                                                                ============         ============
  Basic net (loss) income per common share .................    $      (0.11)        $       0.08
                                                                ============         ============
  Diluted net (loss) income per common
   and potential common share ..............................    $      (0.11)        $       0.06
                                                                ============         ============


      Diluted weighted average shares outstanding do not include 796,349 and 20,628 common equivalent shares for the three months ended March 31, 2000 and 1999, respectively, as their effect would have been antidilutive.



3. COMPREHENSIVE INCOME

   Comprehensive (loss) income for the three months ended March 31, 2000 and 1999 is as follows:


                                                   2000                  1999
Net (loss) income                             $(1,711,249)          $ 1,065,040
                                              ===========           ===========
Unrealized loss on
     marketable securities                        (81,150)             (326,067)
                                              -----------           -----------
Comprehensive income                          $ 1,792,399           $   738,973
                                              ===========           ===========



4. TAX PROVISION

   The Company has recorded a tax benefit of $963,000 in the three months ended March 31, 2000, based on its effective tax rate for 2000, computed in accordance with SFAS No. 109, Accounting for Income Taxes. The Company's 2000 effective tax rate includes the effect of the anticipated reversal of a valuation allowance on deferred tax assets recorded by FirstSense prior to its acquisition by the Company and research and development credits expected to be earned during the year.

5. ACQUISITIONS

   On February 4, 2000, the Company consummated a transaction pursuant to which it acquired FirstSense Software, Inc. ("FirstSense"). Under the terms of the agreement, the shareholders and option holders of FirstSense received an aggregate of 1,940,000 equivalent Concord shares to effect the business combination. The transaction is being accounted for as a pooling of interests. All inter-company transactions have been eliminated as a result of the business combination.

   As a part of the transaction, the Company incurred direct, acquisition-related charges of approximately $4,300,000. All of such costs have been expensed in fiscal 2000 upon consummation of the FirstSense acquisition in February 2000.

                          CONCORD COMMUNICATIONS, INC.
                            FORM 10-Q, MARCH 31, 2000


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

   Concord develops, markets and supports next-generation performance management solutions. With the recent acquisitions of Empire Technologies, Inc. and FirstSense Software, Inc., Concord offers the only integrated performance management solution spanning systems, applications, services and networks. By successfully managing performance across all of these key areas, Concord's products ensure effective e-business. This end-to-end performance view provides the critical insights needed to power day-to-day business and e-commerce operations for some of today's most successful corporations and service providers worldwide.

   We do not provide forecasts of our future financial performance. From time to time, however, the information we provide or statements made by our employees may contain forward looking statements. In particular, some statements contained in this Form 10-Q and the Company's Annual Report and Form 10-K, for the fiscal year ended December 31, 1999, are not historical statements (including, but not limited to, statements concerning the plans and objectives of management; increases in sales and marketing, research and development and general and administrative expenses; expenses; statements related to acquisitions and the integration of acquired companies; and our expected liquidity and capital resources). This document contains forward looking statements. Any statements contained herein that do not describe historical facts are forward looking statements. We make such forward looking statements under the provisions of the "safe harbor" section of the Private Securities Litigation Reform Act of 1995. The forward looking statements contained herein are based on current expectations, but are subject to a number of risks and uncertainties. The facts that could cause actual results to differ materially from current expectations include the following: risks of intellectual property rights and litigation, risks in technology development and commercialization, risks in product development and market acceptance of and demand for the our products, risks of downturns in economic conditions generally, and in the software, networking and telecommunications industries specifically, risks associated with competition and competitive pricing pressures, risks associated with international sales, risks associated with the integration of acquired products and other risks detailed in the our filings with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

   The following table sets forth, for the periods indicated, certain financial data as percentages of the Company's total revenue:


                                                         THREE MONTHS ENDED
                                                         ------------------
                                                      MARCH 31,        MARCH 31,
                                                        2000              1999
                                                        ----              ----
Revenues:
   License revenues                                     77.1%             80.9%
   Service revenues                                     22.9%             19.1%
                                                       -----             -----
      Total revenues                                   100.0%            100.0%
Cost of revenues                                        12.6%             12.4%
                                                       -----             -----
Gross profit                                            87.4%             87.6%
Operating expenses:
   Research and development                             24.8%             21.3%
   Sales and marketing                                  47.9%             44.8%
   General and administrative                            7.3%              8.0%
   Stock-based compensation                              1.3%              2.4%
   Acquisition-related charges                          22.3%             --
                                                       -----             -----
(Loss) Income from operations                          (16.3%)            11.1%
                                                       -----             -----
Other income, net                                        3.9%              5.0%
                                                       -----             -----
Extraordinary items                                     (1.5%)            --
                                                       -----             -----
(Loss) Income before income taxes                      (13.9%)            16.1%
                                                       -----             -----
(Benefit from) Provision for
   income taxes                                         (5.0%)             4.9%
                                                       -----             -----
Net (loss) income                                       (8.9%)            11.2%
                                                       -----             -----
Accretion of redeemable preferred
   stock                                                --                (0.2%)
                                                       -----             -----
Net (loss) income available to
common stockholders                                     (8.9%)            11.0%
                                                       -----             -----

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

   INTERNATIONAL REVENUES. The Company recognized $7.0 million and $2.2 million of revenues from international locations in the three months ended March 31, 2000 and 1999, representing 36.3% and 15.3% of total revenues, respectively. The Company's revenues from international locations were primarily generated from customers located in Europe. Revenues from customers located in Europe accounted for 18.8% and 11.8% of total revenues in the three months ended March 31, 2000 and 1999, respectively. The continued increase in revenues from international locations is primarily the result of the Company's expansion of its operations outside the United States, which has included both the hiring of additional personnel as well as the establishment of additional reseller agreements. The Company believes that continued growth and profitability will require further expansion of its sales in international markets. The Company expects to commit additional time and development resources to customizing its products and services for selected international markets.

   TOTAL REVENUES. The Company's total revenues increased 33.7% to $19.3 million in the three months ended March 31, 2000 from $14.4 million in the three months ended March 31, 1999.

   LICENSE REVENUES. The Company's license revenues are derived from the licensing of software products. License revenues increased 27.4% to $14.8 million, or 77.1% of total revenues, in the three months ended March 31, 2000 from $11.7 million, or 80.9% of total revenues, in the three months ended March 31, 1999. The increase in license revenues resulted from increased sales to new customers and additional sales to existing customers for new products and upgrades of existing licenses.

   SERVICE REVENUES. The Company's service revenues consist of fees for maintenance, training and professional services. Service revenues increased 60.5% to $4.4 million, or 22.9% of total revenues, in the three months ended March 31, 2000 from $2.8 million, or 19.1% of total revenues, in the three months ended March 31, 1999. The increase in service revenues was attributed to an increase in revenue from maintenance contracts, training and professional services for new and existing customers.

   COST OF REVENUES. Cost of revenues includes expenses associated with royalty costs, production, fulfillment and product documentation, along with personnel costs associated with providing customer support in connection with maintenance and professional service contracts. Royalty costs are comprised of third party software costs. Cost of revenues increased 35.7% to $2.4 million, or 12.6% of total revenues, in the three months ended March 31, 2000 from $1.8 million, or 12.4% of total revenues, in the three months ended March 31, 1999, resulting in gross margins of 87.4% and 87.6% in each respective period. The increase in cost of revenues was primarily the result of increased spending in customer support to be more responsive to a growing customer base.

   RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses consist primarily of personnel costs associated with software development. Research and development expenses increased 56.0% to $4.8 million, or 24.8% of total revenues, in the three months ended March 31, 2000 from $3.1 million, or 21.3% of total revenues, in the three months ended March 31, 1999. The increase in research and development expenses was primarily due to the use of outside contractors for consulting and recruiting along with increased headcount in research and development from 80 to 103 for the period from March 31, 1999 to March 31, 2000. The Company anticipates that it will continue to commit substantial resources to research and development in the future and that product development expenses may increase in absolute dollars in future periods.

   SALES AND MARKETING EXPENSES. Sales and marketing expenses consist primarily of salaries, commissions to sales personnel and agents, travel, tradeshow participation, public relations, advertising and other promotional expenses. Sales and marketing expenses increased 43.0% to $9.2 million, or 47.9% of total revenues, in the three months ended March 31, 2000 from $6.4 million, or 44.8% of total revenues, in the three months ended March 31, 1999. The increase in absolute dollars was primarily the result of increased headcount to continue to build the direct sales force along with additional marketing and promotional activities to penetrate the market.

Headcount in sales and marketing increased from 109 to 132 people from March 31, 1999 to March 31, 2000.

   GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of salaries for financial, administrative and management personnel and related travel expenses, as well as legal and accounting expenses. General and administrative expenses increased 21.8% to $1.4 million, or 7.3% of total revenues, in the three months ended March 31, 2000 from $1.2 million, or 8.0% of total revenues, in the three months ended March 31, 1999. The increase in absolute dollars is associated with an increase of costs in general support areas. Headcount in general and administrative functions increased from 30 to 47 people from March 31, 1999 to March 31, 2000. General and administrative expenses declined as a percentage of total revenues during the period due to a significant increase in revenues during that period.

   OTHER INCOME. Other income consists of interest earned on funds available for investment net of interest paid in connection with an outstanding term loan. The Company had net other income of $756,000 for the three months ended March 31, 2000 and net other income of $718,000 for the three months ended March 31, 1999. The increase in net other income is attributed to the investment of cashflows from the Company's operations.

LIQUIDITY AND CAPITAL RESOURCES

   The Company financed its operations, prior to its initial public offering, primarily through the private sale of equity securities and a credit line for equipment purchases. On October 24, 1997, the Company completed its initial public offering yielding the Company net proceeds of approximately $34.7 million. The Company had yielding working capital of $50.0 million at March 31, 2000.

   Net cash (used in) provided by operating activities was ($2.6) million and $1.2 million for the three months ended March 31, 2000 and 1999, respectively. Cash, cash equivalents and marketable securities were $56.7 million and $63.6 million at March 31, 2000 and 1999, respectively. The decrease in cash was the result of acquisition-related charges and repayment of acquisition-related debt. Deferred revenues increased for the three months ended March 31, 2000 by $2.1 million due to an increase in overall sales activity; the increase was primarily generated from deferred maintenance contracts.

   Investing activities have consisted of the acquisition of property and equipment, most notably computer and networking equipment to support the growing employee base and corporate infrastructure and also investments in marketable securities. The Company manages its market risk on its investment securities by selecting investment grade securities with the highest credit ratings of relatively short duration that trade in highly liquid markets. Financing activities consisted primarily of the issuance of common stock and exercise of options during the three months ended March 31, 2000 and 1999 and from the proceeds from borrowings on a subordinated debt financing.

   Pursuant to the Tax Reform Act of 1986, the utilization of net operating loss carryforwards for tax purposes may be subject to an annual limitation if a cumulative change of ownership of more than 50% occurs over a three-year period. As a result of the Company's 1995 preferred stock financings, such a change in ownership has occurred. As a result of this ownership change, the use of the net operating loss carryforwards is limited. The Company has determined that its initial public offering did not cause another ownership change. In addition, NOL carryforwards acquired as a result of the FirstSense acquisition are also restricted as a result of a prior ownership change. The Company has deferred tax assets of approximately $19.7 million composed primarily of net operating loss carryforwards and research and development credits. The Company has partially reserved for these deferred tax assets by recording a valuation allowance of $16.7 million. The net tax asset is based on the Company's estimate of NOL carryforwards it expects to use in the next two years; all other tax assets have been fully reserved.

   Pursuant to paragraphs 20 to 25 of SFAS No. 109, the Company considered both positive and negative evidence in assessing the need for a valuation allowance at December 31, 1998 and 1999. The factors that weighed most heavily on the Company's decision to record a valuation allowance were (i) the substantial restrictions on the use of certain of its existing NOL carryforwards and (ii) the uncertainty of future profitability.

   As a result of the Company's ownership change described above, the future use of approximately $10.9 million of the Company's NOL carryforwards are limited to only $330,000 per year; the substantial majority of such NOL carryforwards will expire before they can be used. The FirstSense NOL carryforwards are limited to $4.2 million per year. Pursuant to the provisions of SFAS No. 109, the Company used all of its remaining unrestricted NOL and credit carryforwards in computing the 1998 tax provision. As a part of restating its financial statements to reflect the FirstSense acquisition, the Company determined that approximately $3.0 million of valuation allowance previously recorded by FirstSense prior to the acquisition was not necessary, given the Company's estimates of future taxable income. Accordingly, pursuant to SFAS No. 109, the Company recorded an asset and reduced its provision for income taxes in the period in which such NOL carryforwards were generated by FirstSense. The Company is also subject to rapid technological change, competition from substantially larger competitors, a limited family of products and other related risks, as more thoroughly described in the "Risk Factors" section of the Company's Form 10-K, for the fiscal year ended December 31, 1999. The Company's dependence on a single product family in an emerging market makes the prediction of future results difficult, if not impossible, especially in the highly competitive software industry. As a result, the Company found the evidence described above to be the most reliable objective evidence available in determining that a valuation allowance against its tax assets would be necessary.

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

   As of March 31, 2000, the Company's principal sources of liquidity included cash and marketable securities. The Company believes that its current cash and market securities and cash provided by future operations will be sufficient to meet its working capital and anticipated capital expenditure requirements for the next 12 months. Although operating activities may provide cash in certain periods, to the extent the Company experiences growth in the future, its operating and investing activities may require significant cash. Consequently, any such future growth may require the Company to obtain additional equity or debt financing.

                           RISK FACTORS

      References in these risk factors to "we," "our" the "Company" and "us" refer to Concord Communications, Inc., a Massachusetts corporation. Any investment in our common stock involves a high degree of risk. If any of the following risks actually occur, our business, results of operations and financial condition would likely suffer.

      We do not provide forecasts of our future financial performance. From time to time, however, the information we provide or statements made by our employees may contain forward looking statements. This document contains forward looking statements. Any statements contained in this document that do not describe historical facts are forward looking statements. We make such forward looking statements under the provisions of the "safe harbor" section of the Private Securities Litigation Reform Act of 1995. The forward looking statements contained in this document are based on current expectations, but are subject to a number of risks and uncertainties. In particular, statements contained in Management's Discussion and Analysis of Financial Condition and Results of Operations, which are not historical facts (including, but not limited to, statements concerning the plans and objectives of management; increases in sales and marketing, research and development and general and administrative expenses; expenses associated with Year 2000; statements related to acquisitions and the integration of acquired companies; and our expected liquidity and capital resources) constitute forward looking statements. Our actual future results and actions may differ significantly from those stated in any forward looking statements. Factors that may cause such differences include, but are not limited to, the factors discussed below.

WE HAVE A LIMITED OPERATING HISTORY. OUR FUTURE OPERATING RESULTS ARE UNCERTAIN.

      We changed our focus to network management software in 1991 and commercially introduced our first Network Health(R) product in 1995. Accordingly, we have only a limited operating history in the network performance management market upon which you can evaluate our business and prospects can be based. We incurred significant net losses in each of the five fiscal years prior to earning a small profit in 1997. As of December 31, 1999, we had accumulated net losses of $11.0 million. Our limited operating history and our dependence on a single product family in an emerging market make the prediction of future results of operations difficult or impossible. Our prospects must be considered in light of the risks, costs and difficulties frequently encountered by emerging companies, particularly companies in the competitive software industry.

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

      To the extent that increases in our expenses precede or are not followed by increased revenue, our profitability will suffer. Our revenue must grow substantially in order for us to remain profitable on a quarterly or annual basis. In addition, in view of recent revenue growth, the rapidly evolving nature of our business and markets, our recent acquisitions and our limited operating history in our current market, we believe that one should not rely on period-to-period comparisons of our financial results as an indication of our future performance. In light of our strong performance in 1998, we used all of our remaining unrestricted tax net operating loss and credit carryforwards in 1998. Accordingly, we recorded a tax provision of $532,600 during 1998 and $5.6 million during 1999. The continuing restrictions on our future use of our net operating loss carryforwards will severely limit the benefit, if any, we will attribute to this asset.

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

   Unlike other software companies with a longer history of operations, we do not derive a significant portion of our revenues from maintenance contracts, and therefore we do not have a significant ongoing revenue stream that may mitigate quarterly fluctuations in operating results. Furthermore, we are trying to expand our channels of distribution. Increases in our revenues will depend on our successful implementation of our distribution strategy. Due to the buying patterns of certain of our customers and also to our own sales incentive programs focused on annual sales goals, revenues in our fourth quarter could be higher than revenues in our first quarter of the following year. There also may be other factors, such as seasonality and the timing of receipt and delivery of orders within a fiscal quarter, that significantly affect our quarterly results, which are difficult to predict given our limited operating history.

   Our quarterly sales and operating results depend generally on:

-     the volume and timing of orders within the quarter;

-     the tendency of sales to occur late in fiscal quarters; and

-     our fulfillment of orders received within the quarter.

   In addition, our expense levels are based in part on our expectations of future orders and sales, which are extremely difficult to predict. A substantial portion of our operating expenses are related to personnel, facilities and sales and marketing programs. Accordingly, we may not be able to adjust our fixed expenses quickly enough to address any significant shortfall in demand for our products in relation to our expectations.

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

   The development of this market and our growth will depend significantly upon the willingness of telecommunications carriers, ISPs, systems integrators and outsourcers to integrate performance management software into their product and service offerings. The market for performance management software may not grow or we may fail to assess properly and address the needs of this market.

OUR SUCCESS IS DEPENDENT UPON SALES TO TELECOMMUNICATIONS CARRIERS.

   We derive a significant portion of our revenues, and likely will continue to, from the sales of our products to telecommunications carriers. Our future performance depends upon telecommunications carriers' increased incorporation of our products and services as part of their package of product and service offerings to end users. Our products may fail to perform favorably in and become an accepted component of the telecommunications carriers' product and service offerings. The volume of sales of our products and services to telecommunications carriers may increase slower than we expect or may decrease.

MARKET ACCEPTANCE OF OUR eHEALTH(TM) PRODUCT FAMILY IS CRITICAL TO OUR SUCCESS.

   We currently derive substantially all of our revenues from our eHealth(TM) product family, and we expect that revenues from these products will continue to account for substantially all of our revenues for the foreseeable future. Broad market acceptance of these products is critical to our future success. We cannot assure that market acceptance of our eHealth(TM) product will increase or even remain at current levels. Factors that may affect the market acceptance of our products include:

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

OUR INDUSTRY IS SUBJECT TO RAPID TECHNOLOGICAL CHANGE. OUR SUCCESS DEPENDS UPON MAINTENANCE OF STANDARD PROTOCOLS.

   The software industry is characterized by:

-     rapid technological change;

-     frequent introductions of new products;

-     changes in customer demands; and

-     evolving industry standards.

   The introduction of products embodying new technologies and the emergence of new industry standards can render existing products obsolete and unmarketable. Our Network Health(R) products' analysis and reporting, as well as the quality of its reports, depends upon its utilization of the industry-standard Simple Network Management Protocol (SNMP) and the data resident in conventional Management Information Bases (MIBs). Any change in these industry standards, the development of vendor-specific proprietary MIB technology, or the emergence of new network technologies could affect the compatibility of our Network Health(R) products with these devices which, in turn, could affect its analysis and generation of comprehensive reports or the quality of the reports. Furthermore, although our products currently run on industry-standard UNIX operating systems and Windows NT, any significant change in industry-standard operating systems could affect the demand for, or the pricing of, our products.

WE MUST INTRODUCE PRODUCT ENHANCEMENTS AND NEW PRODUCTS ON A TIMELY BASIS.

   Because of rapid technological change in the software industry and potential changes in the performance management software market and industry standards, the life cycle of versions of our eHealth(TM) products is difficult to estimate. We cannot assure that:

- we will successfully develop and market enhancements to our eHealth(TM) products or successfully develop new products that respond to technological changes, evolving industry standards or customer requirements;

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

INTEGRATING OUR ACQUIRED PRODUCTS AND SERVICES MAY BE DIFFICULT.

   The anticipated benefits of our acquisitions may not be achieved unless, among other things, our operations, products, services and personnel are successfully combined with those of our acquired companies in a timely and efficient manner. The diversion of our attention, and any difficulties encountered in our transition processes, could harm the combined enterprise. We cannot assure that we will successfully integrate our acquired companies, because, among other things:

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

WE LICENSE CERTAIN TECHNOLOGIES FROM THIRD PARTIES.

   We license from third parties, generally on a non-exclusive basis, certain technologies used by our products. The termination of any such licenses, or the failure of the third-party licensors to maintain adequately or update their products, could result in delay in our shipment of certain of our products while we seek to implement technology offered by alternative sources, and any required replacement licenses could prove costly. While it may be necessary or desirable in the future to obtain other licenses relating to one or more of our products or relating to current or future technologies, we cannot assure that we will be successful in doing so on commercially reasonable terms or at all.

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

PRODUCT DEFECTS COULD RESULT IN LOSS OR DELAY IN MARKET ACCEPTANCE OF OUR PRODUCTS.

   As a result of their complexity, software products may contain undetected errors or failures when first introduced or as new versions are released. We cannot assure that, despite testing by us and testing and use by current and potential customers, errors will not be found in new products we begin of commercial shipments or, if discovered, that we will successfully correct such errors in a timely manner or at all. The occurrence of errors and failures in our products could result in loss of or delay in market acceptance of our products, and alleviating such errors and failures could require significant expenditure of capital and other resources by us.

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


WE MAY FAIL TO MANAGE SUCCESSFULLY OUR GROWTH.

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

OUR COMMON STOCK PRICE COULD EXPERIENCE SIGNIFICANT VOLATILITY.

   We completed an initial public offering of our common stock during October 1997. The market price of our common stock may be highly volatile and could be subject to wide fluctuations in response to:

-     variations in results of operations;

- announcements of technological innovations or new products by us or our competitors;

-     changes in financial estimates by securities analysts; or

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

WE MAY NEED FUTURE CAPITAL FUNDING.

   We plan to continue to expend substantial funds on the continued development, sales and marketing of the eHealth(TM) product family. We cannot assure that our existing capital resources, the proceeds from our initial public offering during October 1997 and any funds that may be generated from future operations together will be sufficient to finance our future operations or that other sources of funding will be available on terms acceptable to us, if at all. In addition, future sales of substantial amounts of our securities in the public market could adversely affect prevailing market prices and could impair our future ability to raise capital through the sale of our securities.

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

                          CONCORD COMMUNICATIONS, INC.
                            FORM 10-Q, MARCH 31, 2000
                           PART II: OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

   The Company is not a party to any litigation that it believes could have a material adverse effect on the business, results of operations and financial condition of the Company.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(c)   Issuance of Securities
      On October 29, 1999, the Company completed a merger with Empire Technologies, Inc. Concord issued an aggregate of 815,248 shares of Concord Common Stock to the stockholders of Empire in the merger in a private placement transaction pursuant to Section 4(2) under the Securities Act of 1933. The merger was accounted for as a pooling of interests. The Company has filed a Form S-3 Registration Statement to cover the resale of the securities issued in the merger.

   On February 4, 2000, the Company completed a merger with FirstSense Software, Inc. The Company has reserved for issuance in connection with the merger, 1,940,000 shares of Concord Common Stock. The Company issued the shares in a private placement transaction pursuant to Section 4(2) under the Securities Act of 1933. The merger was accounted for as a pooling of interests. The Company has filed a Form S-3 Registration Statement to cover the resale of the securities issued in the merger.

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

Not Applicable

ITEM 5. OTHER INFORMATION

Not Applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits
   The exhibits listed in the accompanying Exhibit Index on page 23 are filed or incorporated by reference as part of this Report.

(b) Reports on Form 8-K

- Current Report on Form 8-K, date January 20, 2000, was filed with the Commission on January 26, 2000 for announcement of the merger with FirstSense Software, Inc.

- Current Report on Form 8-K, dated February 4, 2000, was filed with the Commission on February 10, 2000 to detail the acquisition of FirstSense Software, Inc.

- Amendment No. 1 to the Current Report on Form 8-K, dated February 4, 2000, was filed with the Commission on April 19, 2000 for disclosure of the Financial Statements of FirstSense Software, Inc. as of December 31, 1999.

- Amendment No. 2 to the Current Report on Form 8-K, dated February 4, 2000, was filed with the Commission on April 21, 2000 to include a Financial Data Schedule for Amendment No. 1.

- Current Report on Form 8-K, dated February 28, 2000, was filed with the Commission on March 1, 2000 for disclosure of Consolidated Financial Statements of the Company as of December 31, 1999.

                          CONCORD COMMUNICATIONS, INC.
                            FORM 10-Q, MARCH 31, 2000

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      Concord Communications, Inc.
                                      /s/    Melissa H. Cruz
Date: May 15, 2000                    Name:  Melissa H. Cruz
                                      Title: Executive Vice President of Finance
                                             and Chief Financial Officer
                                             (Principal Financial Officer and
                                             Principal Accounting Officer)

                          CONCORD COMMUNICATIONS, INC.
                            FORM 10-Q, MARCH 31, 2000

                                  EXHIBIT INDEX

EXHIBIT NO.    DESCRIPTION
27.01          Financial Data Schedule