Form 10-Q
period 2000-06-30
CONCORD COMMUNICATIONS INC
filed 2000-08-14
CIK 915290

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended June 30, 2000.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from ____________ to ______________

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

                               YES X           NO

16,357,207 SHARES OF THE REGISTRANT'S COMMON STOCK, $0.01 PAR VALUE, WERE OUTSTANDING AS OF JULY 31, 2000.

                        THIS DOCUMENT CONTAINS 34 PAGES.
                        THE EXHIBIT INDEX IS ON PAGE 24.

                          CONCORD COMMUNICATIONS, INC.

                            FORM 10-Q, JUNE 30, 2000

                                    CONTENTS

Item Number                                                                      Page
                PART I: FINANCIAL INFORMATION

Item 1. Financial Statements
                   Balance sheets:
                   June 30, 2000 and December 31, 1999                             3
                   Statements of income:
                   Three and six months ended June 30, 2000 and June 30, 1999      4
                   Statements of cash flows:
                   Six months ended June 30, 2000 and June 30, 1999                5
                   Notes to financial statements                                 6-7

Item 2. Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                          8-19

Item 3. Quantitative and Qualitative Disclosures about Market                     20
                   Risk

                     PART II: OTHER INFORMATION

Item 1. Legal Proceedings                                                         21

Item 2. Changes in Securities and Use of Proceeds                                 21

Item 3. Defaults Upon Senior Securities                                           21

Item 4. Submission of Matters to a Vote of Security Holders                       21

Item 5. Other Information                                                         21

Item 6. Exhibits and Reports on Form 8-K                                          22

SIGNATURE                                                                         23

EXHIBIT INDEX                                                                     24

                          PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                          CONCORD COMMUNICATIONS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                 JUNE 30,              DECEMBER 31,
                                                                                   2000                    1999
                                                                                (UNAUDITED)
                                                                                -----------            ------------
                                     ASSETS
Current Assets:
    Cash, cash equivalents and marketable securities                            $ 59,432,698           $ 63,569,201
    Accounts receivable, net of allowance of approximately
       $1,106,137 and $971,000 in 2000 and 1999, respectively                     16,858,742             13,976,929
    Prepaid expenses and other current assets                                      1,000,524              1,191,147
                                                                                ------------           ------------
        Total current assets                                                      77,291,964             78,737,277
                                                                                ------------           ------------
Equipment and Improvements, at cost:
    Equipment                                                                     13,712,314              9,024,983
    Leasehold improvements                                                         4,041,041              3,110,369
                                                                                ------------           ------------
                                                                                  17,753,355             12,135,352
    Less -- Accumulated depreciation and amortization                              5,855,252              4,085,950
                                                                                ------------           ------------
                                                                                  11,898,103              8,049,402
                                                                                ------------           ------------
Deferred Tax Asset                                                                 3,000,000              3,000,000
                                                                                ------------           ------------
                                                                                $ 92,190,067           $ 89,786,679
                                                                                ============           ============
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Current portion of long-term debt                                           $         --           $    898,462
    Accounts payable                                                               4,761,354              4,940,420
    Accrued expenses                                                               6,900,542              7,423,907
    Deferred revenue                                                              13,210,742             10,261,334
                                                                                ------------           ------------
        Total current liabilities                                                 24,872,638             23,524,123
                                                                                ------------           ------------

    Long-term debt, less current portion                                                  --              2,064,004

Redeemable preferred stock:
 Series A Redeemable Convertible Preferred Stock, $0.01 par value;
  5,500,000 shares authorized; 5,471,465 shares issued and outstanding
  at December 31, 1999 (aggregate liquidation value $5,471,465)                           --              4,744,115
 Series B Redeemable Convertible Preferred Stock, $0.01 par value;
  2,920,000 shares authorized and 2,800,000 issued and outstanding
  at December 31, 1999 (aggregate liquidation value $7,000,000)                           --              6,978,902


                                                                                ------------           ------------
    Total redeemable preferred stock                                                      --             11,723,017
                                                                                ------------           ------------

Common Stock, $0.01 par value:
      Authorized-- 50,000,000 shares
      Issued and outstanding-- 16,388,280 and 14,809,533 shares,
      in 2000 and 1999 respectively                                                  163,383                148,095
    Additional paid-in capital                                                    95,488,241             81,922,240
    Deferred compensation                                                         (3,088,623)            (3,557,794)
    Accumulated other comprehensive income                                        (1,333,625)            (1,386,125)
    Accumulated deficit                                                          (23,911,947)           (24,650,881)
                                                                                ------------           ------------
        Total stockholders' equity                                                67,317,429             52,475,535
                                                                                ------------           ------------
                                                                                $ 92,190,067           $ 89,786,679
                                                                                ============           ============

   The accompanying notes are an integral part of these consolidated financial statements.

                          CONCORD COMMUNICATIONS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                                    THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                                --------------------------          ---------------------------
                                                                JUNE 30,          JUNE 30,          JUNE 30,           JUNE 30,
                                                                  2000              1999              2000               1999
                                                                --------          --------          --------           --------

Revenues:
     License revenues                                         $ 17,508,011      $ 12,550,474      $ 32,360,538       $ 24,206,967
     Service revenues                                            5,302,463         3,375,689         9,718,209          6,126,755
                                                              ------------      ------------      ------------       ------------
          Total revenues                                        22,810,474        15,926,163        42,078,747         30,333,722
Cost of Revenues                                                 2,645,657         1,996,235         5,072,020          3,784,804
                                                              ------------      ------------      ------------       ------------
          Gross profit                                          20,164,817        13,929,928        37,006,727         26,548,918
Operating Expenses:
     Research and development                                    4,682,927         3,333,886         9,471,007          6,402,466
     Sales and marketing                                        10,529,866         7,160,601        19,755,921         13,610,345
     General and administrative                                  1,704,138         1,065,229         3,119,825          2,215,381
     Stock-based compensation                                      214,914           338,741           469,171            686,326
     Acquisition-related charges (Note 5)                               --                --         4,300,000                 --
                                                              ------------      ------------      ------------       ------------
     Total operating expenses                                   17,131,845        11,898,457        37,115,925         22,914,518
          Operating (loss) income                                3,032,972         2,031,471          (109,198)         3,634,400
          Other income (expense), net                              795,442           746,975         1,551,374          1,465,030
                                                              ------------      ------------      ------------       ------------
          Income before income taxes                             3,828,414         2,778,446         1,442,175          5,099,430
Provision for income taxes                                       1,378,230         1,355,598           415,230          2,580,516
                                                              ------------      ------------      ------------       ------------
 Income before extraordinary items                               2,450,184         1,422,848         1,026,945          2,518,914
          Extraordinary loss on early extinction of debt                --                --          (288,010)                --
                                                              ------------      ------------      ------------       ------------
Net income                                                       2,450,184         1,422,848           738,935          2,518,914
Accretion of redeemable preferred stock                                 --            31,222                --             62,248

                                                              ------------      ------------      ------------       ------------
Net income available to common stockholders                   $  2,450,184      $  1,391,626      $    738,935       $  2,456,666
                                                              ============      ============      ============       ============


Net income per common and potential
common share:
  Basic                                                       $       0.15      $       0.10      $       0.05       $       0.17
                                                              ============      ============      ============       ============
  Diluted                                                     $       0.15      $       0.08      $       0.04       $       0.14
                                                              ============      ============      ============       ============

Weighted average common and potential
common shares outstanding:
  Basic                                                         16,286,467        14,646,001        15,861,661         14,549,237
                                                              ============      ============      ============       ============
  Diluted                                                       16,741,150        16,919,033        16,463,660         16,957,240
                                                              ============      ============      ============       ============

   The accompanying notes are an integral part of these consolidated financial statements.

                          CONCORD COMMUNICATIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                  SIX MONTHS ENDED
                                                                           -------------------------------
                                                                           JUNE 30,               JUNE 30,
                                                                             2000                   1999
                                                                           --------               --------
Cash Flows from Operating Activities:
    Net income                                                           $    738,935           $  2,518,914
    Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                         1,769,302                887,149
      Stock-based compensation                                                469,171                686,326

      Changes in current assets and liabilities:
         Accounts receivable                                               (2,881,813)            (2,216,743)
         Prepaid expenses and other current assets                            190,623               (171,671)
         Accounts payable                                                    (179,066)             1,815,998
         Accrued expenses                                                    (523,365)               770,742
         Deferred revenue                                                   2,949,408                930,149
         Deferred tax asset                                                        --               (607,484)
                                                                         ------------           ------------
           Net cash provided by operating activities                        2,533,195              4,613,380
                                                                         ------------           ------------

Cash Flows from Investing Activities:
  Purchases of equipment and improvements                                  (5,618,003)            (2,985,893)
  Net proceeds from (investments in) marketable securities                  2,947,099            (16,281,296)
                                                                         ------------           ------------
           Net cash used in investing activities                           (2,670,904)           (19,267,189)
                                                                         ------------           ------------

Cash Flows from Financing Activities:
  Proceeds from (repayments of) bank borrowings                            (2,962,466)             1,518,672
  Distribution to shareholders                                                     --               (799,000)
  Proceeds from issuance of common stock                                           --                125,285
  Proceeds from shares issued in connection with
    employee stock plans and warrants exercised                             1,858,272              3,621,904
                                                                         ------------           ------------
           Net cash (used in) provided by financing activities             (1,104,194)             4,466,861
                                                                         ------------           ------------

Net (Decrease) Increase in Cash and Cash Equivalents                       (1,241,903)           (10,186,948)
Cash and Cash Equivalents, beginning of period                             10,629,528             20,913,384
                                                                         ------------           ------------
Cash and Cash Equivalents, end of period                                 $  9,387,625           $ 10,726,436
                                                                         ============           ============

Supplemental Disclosure of Cash Flow Information:
  Cash paid for interest                                                 $     33,592           $     20,673
                                                                         ============           ============
  Cash paid for taxes                                                    $    328,556           $         --
                                                                         ============           ============

Supplemental Disclosure of Noncash Transactions:
  Accretion of dividends on preferred stock                              $         --           $     62,248
                                                                         ============           ============
  Conversion of redeemable convertible preferred stock
    to common stock                                                      $ 11,723,017           $         --
                                                                         ============           ============
  Unrealized (loss) gain on available-for-sale securities                $     52,500           $   (883,150)
                                                                         ============           ============

   The accompanying notes are an integral part of these consolidated financial statements.

                          CONCORD COMMUNICATIONS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                            FORM 10-Q, JUNE 30, 2000
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



1. INTERIM FINANCIAL STATEMENTS
     The accompanying financial statements have been presented by Concord Communications, Inc., (the "Company") without audit (except that the balance sheet information as of December 31, 1999 has been derived from audited financial statements) in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Regulation S-X pertaining to interim financial statements. Accordingly, these interim financial statements do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements reflect all adjustments and accruals which management considers necessary for a fair presentation of financial position as of June 30, 2000 and December 31, 1999, and results of operations for the three and six months ended June 30, 2000 and 1999. The results for the interim periods presented are not necessarily indicative of results to be expected for any future period. The financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's 1999 Annual Report on Form 10-K filed with the Securities and Exchange Commission in March 2000 (As such audited financial statements were restated by the Company pursuant to APB No. 16 to give retroactive effect to the merger of F Acquisition Corp, a wholly subsidiary of the Company, and FirstSense Software, Inc. on current Report on Form 8-K/A, dated April 25, 2000 and filed with the Securities and Exchange Commission on May 3, 2000).


2. NET INCOME PER SHARE
     The Company follows the provisions of SFAS No. 128, Earnings Per Share, effective December 15, 1997. SFAS No. 128 establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. The dilutive effect of potential common shares for the six months ended June 30, 2000 and June 30, 1999, consisting of outstanding stock options and redeemable preferred stock, is determined using the treasury method. Calculations of basic and diluted net income per common share and potential common share are as follows:


   UNAUDITED                                                        THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                                    ------------------                    ----------------
                                                               JUNE 30,           JUNE 30,           JUNE 30,           JUNE 30,
                                                                 2000               1999               2000               1999
                                                               --------           --------           --------           --------

   Net income available to common stockholders ..........    $ 2,450,184        $ 1,391,626        $   738,935        $ 2,456,666
                                                             ===========        ===========        ===========        ===========

    Weighted average common shares outstanding ..........     16,286,467         14,646,001         15,861,661         14,549,237
    Potential common shares pursuant to stock options....        454,683          1,030,137            601,999          1,165,108
    Potential common shares pursuant to conversion of
       redeemable preferred stock .......................              -          1,242,895                  -          1,242,895
                                                             -----------        -----------        -----------        -----------
    Diluted weighted average shares .....................     16,741,150         16,919,033         16,463,660         16,957,240
                                                             ===========        ===========        ===========        ===========


   Basic net income per common share ....................    $      0.15        $      0.10        $      0.05        $      0.17
                                                             ===========        ===========        ===========        ===========
   Diluted net income per common
      and potential common share ........................    $      0.15        $      0.08        $      0.04        $      0.14
                                                             ===========        ===========        ===========        ===========

3. COMPREHENSIVE INCOME

     Comprehensive income for the three and six months ended June 30, 2000 and 1999 is as follows:


     Unaudited                                    THREE MONTHS ENDED JUNE 30,                 SIX MONTHS ENDED JUNE 30,
                                                  ---------------------------                 -------------------------
                                                   2000                1999                   2000                 1999
                                                   ----                ----                   ----                 ----

     Net income  available  to common
          stockholders                         $ 2,450,184          $ 1,391,626           $   738,935          $ 2,456,666
     Unrealized gain (loss) on
          marketable securities                    133,620             (557,083)               52,500             (883,150)
                                               -----------          -----------           -----------          -----------

     Comprehensive income                      $ 2,583,804          $   834,543           $   791,435          $ 1,573,216
                                               ===========          ===========           ===========          ===========


4. TAX PROVISION

     The Company has recorded a tax provision of $1,378,230 in the three months ended June 30, 2000, based on its expected tax rate for 2000, computed in accordance with SFAS No. 109, Accounting for Income Taxes. The Company has recorded a tax provision of $415,230 in the six months ended June 30, 2000. Following a loss in the three months ended March 31, 2000, the Company had recorded a tax benefit of $963,000. The Company's 2000 effective tax rate includes the effect of the anticipated reversal of a valuation allowance on deferred tax assets recorded by FirstSense prior to its acquisition by the Company and research and development credits expected to be earned during the year.


5. ACQUISITIONS

     On February 4, 2000, the Company consummated a transaction pursuant to which it acquired FirstSense Software, Inc. ("FirstSense"). Under the terms of the agreement, the shareholders and option holders of FirstSense received an aggregate of 1,940,000 equivalent Concord shares to effect the business combination. The transaction is being accounted for as a pooling of interests. Accordingly, all prior period financial statements presented have been restated to reflect the combination of the respective companies, as required by Accounting Principles Board Opinion No. 16, Accounting for Business Combination. All inter-company transactions have been eliminated as a result of the business combination. As a part of the transaction, the Company incurred direct, acquisition-related charges of approximately $4,300,000. All of such costs have been expensed in fiscal 2000 upon consummation of the FirstSense acquisition in February 2000.

                          CONCORD COMMUNICATIONS, INC.
                            FORM 10-Q, JUNE 30, 2000


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Concord develops, markets and supports next-generation performance management solutions. With the recent acquisitions of Empire Technologies, Inc. and FirstSense Software, Inc., Concord offers the only integrated performance management solution spanning systems, applications and networks. By successfully managing performance across all of these key areas, Concord's products help ensure effective e-business. This end-to-end performance view provides the critical insights needed to power day-to-day business and e-commerce operations for some of today's most successful corporations and service providers worldwide.

     The information we provide or statements made by our employees may contain forward looking statements. In particular, some statements contained in this Form 10-Q and the Company's Annual Report and Form 10-K, for the fiscal year ended December 31, 1999, are not historical statements (including, but not limited to, statements concerning the plans and objectives of management; increases in sales and marketing, research and development and general and administrative expenses; statements related to acquisitions and the integration of acquired companies; and our expected liquidity and capital resources). This document contains forward looking statements. Any statements contained herein that do not describe historical facts are forward looking statements. We make such forward looking statements under the provisions of the "safe harbor" section of the Private Securities Litigation Reform Act of 1995. The forward looking statements contained herein are based on current expectations, but are subject to a number of risks and uncertainties. The facts that could cause actual results to differ materially from current expectations include the following: risks of intellectual property rights and litigation, risks in technology development and commercialization, risks in product development and market acceptance of and demand for our products, risks of downturns in economic conditions generally, and in the software, networking and telecommunications industries specifically, risks associated with competition and competitive pricing pressures, risks associated with international sales, risks associated with the integration of acquired products and other risks detailed in the our filings with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain financial data as percentages of the Company's total revenue:

UNAUDITED                                                THREE MONTHS ENDED               SIX MONTHS ENDED
                                                      ------------------------        -----------------------
                                                      JUNE 30,        JUNE 30,        JUNE 30,       JUNE 30,
                                                        2000            1999            2000           1999
                                                      --------        --------        --------       --------

Revenues:
     License revenues                                   76.8%           78.8%           76.9%           79.8%
     Service revenues                                   23.2%           21.2%           23.1%           20.2%
                                                       -----           -----           -----           -----
          Total revenues                               100.0%          100.0%          100.0%          100.0%
Cost of Revenues                                        11.6%           12.5%           12.1%           12.5%
                                                       -----           -----           -----           -----
          Gross profit                                  88.4%           87.5%           87.9%           87.5%
Operating Expenses:
     Research and development                           20.5%           20.9%           22.5%           21.1%
     Sales and marketing                                46.2%           45.0%           46.9%           44.9%
     General and administrative                          7.5%            6.7%            7.4%            7.3%
     Stock-based compensation                            0.9%            2.1%            1.1%            2.3%
     Acquisition-related charges                         0.0%            0.0%           10.2%            0.0%
                                                       -----           -----           -----           -----
Income from Operations                                  13.3%           12.8%           -0.3%           12.0%
Other income, net                                        3.5%            4.7%            3.7%            4.8%
Extraordinary Items                                      0.0%            0.0%           -0.7%            0.0%
                                                       -----           -----           -----           -----
Income before taxes                                     16.8%           17.4%            3.4%           16.8%
Provision for income taxes                               6.0%            8.5%            1.0%            8.5%
                                                       -----           -----           -----           -----
Net Income                                              10.7%            8.9%            1.8%            8.3%
Accretion of redeemable preferred stock                  0.0%            0.2%            0.0%            0.2%
                                                       -----           -----           -----           -----
Net Income available to common stockholders             10.7%            8.7%            1.8%            8.1%
                                                       ---------------------           ---------------------

     REVENUES. The Company's revenues consist of software license revenues and service revenues. Software license revenues are recognized in accordance with the American Institute of Certified Public Accountants' Statement of Position ("SOP") 97-2, Software Revenue Recognition, as modified by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition with respect to Certain Transactions. Under SOP 97-2, software license revenues are recognized upon execution of a contract and delivery of software, provided that the license fee is fixed and determinable, no significant production, modification or customization of the software is required and collection is considered probable by management. Service revenues are recognized as the services are performed. Maintenance revenues are derived from customer support agreements generally entered into in connection with initial license sales and subsequent renewals. Maintenance revenues are recognized ratably over the term of the maintenance period. Payments for maintenance fees are generally made in advance.

     International Revenues. The Company recognized $5.1 million and $3.2 million of revenues from international locations in the three months ended June 30, 2000 and 1999, representing 22.3% and 21.0% of total revenues, respectively. The Company recognized $12.1 million and $5.3 million of revenues from international locations in the six months ended June 30, 2000 and 1999, representing 28.7% and 18.6% of total revenues, respectively. The Company's revenues from international locations were primarily generated from customers located in Europe. Revenues from customers located in Europe accounted for 13.7% and 16.5% of total revenues in the three months ended June 30, 2000 and 1999, respectively. Revenues from customers located in Europe accounted for 15.5% and 14.7% of total revenues in the six months ended June 30, 2000 and 1999, respectively.

The increase in revenues from international locations is primarily the result of the Company's expansion of its operations outside the United States, which has included both the hiring of additional personnel as well as the establishment of additional reseller agreements. The Company believes that future growth and profitability will require further expansion of its sales in international markets. The Company expects to commit additional time and development resources to customizing its products and services for selected international markets.

     TOTAL REVENUES. The Company's total revenues increased 43.2% to $22.8 million in the three months ended June 30, 2000 from $15.9 million in the three months ended June 30, 1999. The Company's total revenues increased 38.7% to $42.1 million in the six months ended June 30, 2000 from $30.3 million in the six months ended June 30, 1999.

     LICENSE REVENUES. The Company's license revenues are derived from the licensing of software products. License revenues increased 39.5% to $17.5 million, or 76.8% of total revenues, in the three months ended June 30, 2000 from $12.6 million, or 78.8% of total revenues, in the three months ended June 30, 1999. License revenues increased 33.7% to $32.4 million, or 76.9% of total revenues, in the six months ended June 30, 2000 from $24.2 million, or 79.8% of total revenues, in the six months ended June 30, 1999. The increase in license revenues resulted from increased sales to new customers and additional sales to existing customers for new products and upgrades of existing licenses.

     SERVICE REVENUES. The Company's service revenues consist of fees for maintenance, training and professional services. Service revenues increased 57.1% to $5.3 million, or 23.2% of total revenues, in the three months ended June 30, 2000 from $3.4 million, or 21.2 % of total revenues, in the three months ended June 30, 1999. Service revenues increased 58.6% to $9.7 million, or 23.1% of total revenues, in the six months ended June 30, 2000 from $6.1 million, or 20.2% of total revenues, in the six months ended June 30, 1999. The increase in service revenues was attributed to an increase in revenue from maintenance contracts, training and professional services for new and existing customers.

     COST OF REVENUES. Cost of revenues includes expenses associated with royalty costs, production, fulfillment and product documentation, along with personnel costs associated with providing customer support in connection with maintenance and professional service contracts. Royalty costs are comprised of third party software costs. Cost of revenues increased 32.5% to $2.6 million, or 11.6% of total revenues, in the three months ended June 30, 2000 from $2.0 million, or 12.5% of total revenues, in the three months ended June 30, 1999, resulting in gross margins of 88.4% and 87.5% in each respective period. Cost of revenues increased 34.0% to $5.1 million, or 12.1% of total revenues, in the six months ended June 30, 2000 from $3.8 million, or 12.5% of total revenues, in the six months ended June 30, 1999, resulting in gross margins of 87.9% and 87.5% in each respective period. The increase in cost of revenues was primarily the result of increased spending in customer support to be more responsive to a growing customer base.

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses consist primarily of personnel costs associated with software development. Research and development expenses increased 40.5% to $4.7 million, or 20.5% of total revenues, in the three months ended June 30, 2000 from $3.3 million, or 20.9% of total revenues, in the three months ended June 30,

1999. Research and development expenses increased 47.9% to $9.5 million, or 22.5% of total revenues, in the six months ended June 30, 2000 from $6.4 million, or 21.1% of total revenues, in the six months ended June 30, 1999. The increase in absolute dollars in research and development expenses was primarily due to the use of outside contractors for consulting and recruiting along with increased headcount in research and development from 83 to 123 for the period from June 30, 1999 to June 30, 2000. The Company anticipates that it will continue to commit substantial resources to research and development in the future and that product development expenses may increase in absolute dollars in future periods.

     SALES AND MARKETING EXPENSES. Sales and marketing expenses consist primarily of salaries, commissions to sales personnel and agents, travel, tradeshow participation, public relations, advertising and other promotional expenses. Sales and marketing expenses increased 47.1% to $10.5 million, or 46.2% of total revenues, in the three months ended June 30, 2000 from $7.2 million, or 45.0% of total revenues, in the three months ended June 30, 1999. Sales and marketing expenses increased 45.2% to $19.8 million, or 46.9% of total revenues, in the six months ended June 30, 2000 from $13.6 million, or 44.9% of total revenues, in the six months ended June 30, 1999. The increase in absolute dollars was primarily the result of increased headcount to continue to build the direct sales force along with additional marketing and promotional activities to penetrate the market. Headcount in sales and marketing increased from 105 to 153 people from June 30, 1999 to June 30, 2000.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of salaries for financial, administrative and management personnel and related travel expenses, as well as legal and accounting expenses. General and administrative expenses increased 60.0% to $1.7 million, or 7.5% of total revenues, in the three months ended June 30, 2000 from $1.1 million, or 6.7% of total revenues, in the three months ended June 30, 1999. General and administrative expenses increased 40.8% to $3.1 million, or 7.4% of total revenues, in the six months ended June 30, 2000 from $2.2 million, or 7.3% of total revenues, in the six months ended June 30, 1999. The increase in absolute dollars is associated with an increase of costs in general support areas as the company scales its infrastructure. Headcount in general and administrative functions increased from 33 to 57 people from June 30, 1999 to June 30, 2000.

     OTHER INCOME. Other income consists of interest earned on funds available for investment net of interest paid in connection with an outstanding term loan. The Company had net other income of $795,000 for the three months ended June 30, 2000 and net other income of $747,000 for the three months ended June 30, 1999. The Company had net other income of $1.6 million for the six months ended June 30, 2000 and net other income of $1.5 million for the six months ended June 30, 1999. The increase in net other income is attributed to the investment of cashflows from the Company's operations.

LIQUIDITY AND CAPITAL RESOURCES

     The Company financed its operations, prior to its initial public offering, primarily through the private sales of equity securities and a credit line for equipment purchases. On October 24, 1997, the Company completed its initial public offering yielding the Company net proceeds of approximately $34.7 million. The Company had working capital of $52.4 million at June 30, 2000.

     Net cash provided by operating activities was $2.5 million and $4.6 million for the six months ended June 30, 2000 and 1999, respectively. Cash, cash equivalents and marketable securities were $59.4 million and $61.8 million at June 30, 2000 and 1999, respectively. The decrease in cash was a result of acquisition-related charges and repayment of acquisition-related debt. Deferred revenues increased for the six months ended June 30, 2000 by $2.9 million due to an increase in overall sales activity; the increase was primarily generated from deferred maintenance contracts.

     Investing activities have consisted of the acquisition of property and equipment, most notably computer and networking equipment to support the growing employee base and corporate infrastructure and also investments in marketable securities. The Company manages its market risk on its investment securities by selecting investment grade securities with the highest credit ratings of relatively short duration that trade in highly liquid markets. Financing activities consisted primarily of the issuance of common stock and exercise of options during the six months ended June 30, 2000 and 1999 and from the proceeds from borrowings on a subordinated debt financing.

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

     As a result of the Company's ownership change described above, the future use of approximately $10.9 million of the Company's NOL carryforwards are limited to only $330,000 per year; the substantial majority of such NOL carryforwards will expire before they can be used. The FirstSense NOL carryforwards are limited to $4.2 million per year. Pursuant to the provisions of SFAS No. 109, the Company used all of its remaining unrestricted NOL and credit carryforwards in computing the 1998 tax provision. As a part of restating its financial statements to reflect the FirstSense acquisition, the Company determined that approximately $3.0 million of valuation allowance previously recorded by FirstSense prior to the acquisition was not necessary, given the Company's estimates of future taxable income. Accordingly, pursuant to SFAS No. 109, the Company recorded an asset and reduced its provision for income taxes in the period in which such NOL carryforwards were generated by FirstSense. The Company is also subject to rapid technological change, competition from substantially larger competitors, a limited family of products and other related risks, as more thoroughly described in the "Risk Factors" section beginning on page 12 and in the "Risk factors" section of the Company's Form 10-K, for the fiscal year ended December 31, 1999. The Company's dependence on a single product family in an emerging market makes the prediction of future results difficult, if not impossible, especially in the highly competitive software industry. As a result, the Company found the evidence described above to be the most reliable objective evidence available in determining that a valuation allowance against its tax assets would be necessary.

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

     As of June 30, 2000, the Company's principal sources of liquidity included cash and marketable securities. The Company believes that its current cash, marketable securities and cash provided by future operations will be sufficient to meet its working capital and anticipated capital expenditure requirements for the next 12 months. Although operating activities may provide cash in certain periods, to the extent the Company experiences growth in the future, its operating and investing activities may require significant cash. Consequently, any such future growth may require the Company to obtain additional equity or debt financing.

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

     To the extent that increases in our expenses precede or are not followed by increased revenue, our profitability will suffer. Our revenue must grow substantially in order for us to remain profitable on a quarterly or annual basis. In addition, in view of recent revenue growth, the rapidly evolving nature of our business and markets, our recent acquisitions and our limited operating history in our current market, we believe that one should not rely on period-to-period comparisons of our financial results as an indication of our future performance. In light of our strong performance in 1998, we used all of our remaining unrestricted tax net operating loss and credit carryforwards in 1998. Accordingly, we recorded a tax provision of $532,600 during 1998, $5.6 million during 1999 and $415,230 in the first six months of 2000. The continuing restrictions on our future use of our net operating loss carryforwards will severely limit the benefit, if any, we will attribute to this asset.

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

- our success in integrating products from acquisitions to our current product line

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

-    telecommunications carriers, such as MCI WorldCom;

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

                          CONCORD COMMUNICATIONS, INC.
                            FORM 10-Q, JUNE 30, 2000
                           PART II: OTHER INFORMATION


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

(d)  Use of Proceeds
     On October 16, 1997, the Company commenced an initial public offering ("IPO") of 2,900,000 shares of common stock, par value $.01 per share (the "Common Stock"), of the Company pursuant to the Company's final prospectus dated October 15, 1997 (the "Prospectus"). The Prospectus was contained in the Company's Registration Statement on Form S-1, which was declared effective by the Securities and Exchange Commission (SEC File No. 333-33227) on October 15, 1997. Of the 2,900,000 shares of Common Stock offered, 2,300,000 shares were offered and sold by the Company and 600,000 shares were offered and sold by certain shareholders of the Company. As part of the IPO, the Company granted the several underwriters an overallotment option to purchase up to an additional 435,000 shares of Common Stock (the "Underwriters' Option"). The IPO closed on October 21, 1997 upon the sale of 2,900,000 shares of Common Stock to the underwriters. On October 24, 1997, the Representatives, on behalf of the several underwriters, exercised the Underwriters' Option, purchasing 435,000 additional shares of Common Stock from the Company. The aggregate offering price of the shares of Common stock in the IPO to the public was $40,600,000 (exclusive of the Underwriters' Option), with proceeds to the Company and selling shareholders, after deduction of the underwriting discount, of $29,946,000 (before deducting offering expenses payable by the Company) and $7,812,000 respectively. The aggregate offering price of the Underwriters' Option exercised was $6,090,000, with proceeds to the Company, after deduction of the underwriting discount, of $5,663,700 (before deducting offering expenses payable by the Company). The aggregate amount of expenses incurred by the Company in connection with the issuance and distribution of the shares of Common Stock offered and sold in the IPO were approximately $3.6 million, including $2.7 million in underwriting discounts and commissions and $950,000 in other offering expenses. The net proceeds to the Company from the IPO, after deducting underwriting discounts and commissions and other offering expenses were approximately $34.7 million. To date, the Company has not utilized any of the net proceeds from the IPO. The Company has invested all such net proceeds primarily in US treasury obligations and other interest bearing investment grade securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

ITEM 5. OTHER INFORMATION

Not Applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits
     The exhibits listed in the accompanying Exhibit Index on page 24 are filed or incorporated by reference as part of this Report.

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

          - Current report on Form 8-K, dated April 25, 2000, was filed with the Commission on May 1, 2000 to restate the Consolidated Financial Statements of the Company pursuant to Accounting Principles Board No. 16 to give retroactive effect to the merger of F Acquisition Corp., a wholly subsidiary of the Company., and FirstSense Software Inc.

          - Amendment No. 1 of the Current Report on Form 8-K, dated April 25, 2000, was filed with the Commission on May 3, 2000 to include the Independent Auditor's Report for FirstSense Software, Inc. and the Consent of KPMG LLP as Exhibit to the Current Report.

                          CONCORD COMMUNICATIONS, INC.
                            FORM 10-Q, JUNE 30, 2000

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      Concord Communications, Inc.
                                      /s/ Melissa H. Cruz
                                      -------------------
Date: August 14, 2000                 Name: Melissa H. Cruz
                                      Title: Executive Vice President of Finance
                                             and Chief Financial Officer
                                             (Principal Financial Officer and
                                             Principal Accounting Officer)

                          CONCORD COMMUNICATIONS, INC.
                            FORM 10-Q, JUNE 30, 2000

                                  EXHIBIT INDEX

   EXHIBIT     DESCRIPTION                                             SEC DOCUMENT REFERENCE
      NO.
   --------    -----------                                             ----------------------
       3.01    Restated Articles of Organization of the Company        Exhibit No. 3.01 on Form 10-K, for the period ended
                                                                       December 31, 1997
       3.02    Restated By-laws of the Company                         Exhibit No. 3.02 on Form 10-K, for the period ended
                                                                       December 31, 1998
      10.01    Working Capital Loan Agreement between the Company
               and Silicon Valley Bank dated April 3, 1997             Exhibit No. 10.01 to Registration Statement on Form S-1
                                                                       (No. 333-33227)
      10.02    Revolving Promissory Note made by the Company in
               favor of Silicon Valley Bank                            Exhibit No. 10.02 to Registration Statement on Form S-1
                                                                       (No. 333-33227)
      10.03    Equipment Line of Credit Letter Agreement between the
               Company and Fleet Bank dated as of June 9, 1997         Exhibit No. 10.03 to Registration Statement on Form S-1
                                                                       (No. 333-33227)
      10.04    1995 Stock Plan of the Company                          Exhibit No. 10.04 to Registration Statement on Form S-1
                                                                       (No. 333-33227)
      10.05    1997 Stock Plan of the Company                          Exhibit No. 10.01 on Form 10-Q, for the period ended June
                                                                       30, 1998
      10.06    1997 Stock Plan of the Company, as amended on March     Exhibit No. 10.06  on Form 10-K, for the period ended
               12, 1998 and March 1, 1999                              December 31, 2000
      10.07    1997 Employee Stock Purchase Plan of the Company        Exhibit No. 10.06 to Registration Statement on Form S-1
                                                                       (No. 333-33227)
      10.08    1997 Non-Employee Director Stock Option Plan of the     Exhibit No. 10.02 on Form 10-Q, for the period ended June
               Company                                                 30, 1998
      10.09    The Profit Sharing/401(K) Plan of the Company           Exhibit No. 10.08 to Registration Statement on Form S-1
                                                                       (No. 333-33227)
      10.10    Lease Agreement between the Company and John Hancock
               Mutual Life Insurance Company dated March 17, 1994,
               as amended on March 25,1997                             Exhibit No. 10.09 to Registration Statement on Form S-1
                                                                       (No. 333-33227)
      10.11    First Amendment to Lease Agreement between the
               Company and John Hancock Mutual Life Insurance          Exhibit No. 10.10 to Registration Statement on Form S-1
               Company dated March 25, 1997                            (No. 333-33227)
      10.12    Form of Indemnification Agreement for directors and
               officers of the Company                                 Exhibit No. 10.11 to Registration Statement on Form S-1
                                                                       (No. 333-33227)
      10.13    Restated Common Stock Registration Rights Agreement
               between the Company and certain investors dated         Exhibit No. 10.12 to Registration Statement on Form S-1
               August 7, 1986                                          (No. 333-33227)
      10.14    Amended and Restated Registration Rights Agreement
               between the Company and certain investors dated         Exhibit No. 10.13 to Registration Statement on Form S-1
               December 28, 1995                                       (No. 333-33227)
      10.15    Management Change in Control Agreement between the
               Company and John A. Blaeser dated as of August 7, 1997  Exhibit No. 10.14 to Registration Statement on Form S-1
                                                                       (No. 333-33227)
      10.16    Management Change in Control Agreement between the
               Company and Kevin J. Conklin dated as of July 23, 1997  Exhibit No. 10.15 to Registration Statement on Form S-1
                                                                       (No. 333-33227)
      10.17    Management Change in Control Agreement between the
               Company and Ferdinand Engel dated as of July 23, 1997   Exhibit No. 10.16 to Registration Statement on Form S-1
                                                                       (No. 333-33227)
   *  10.18    Management Change in Control Agreement between the
               Company and Melissa H. Cruz dated as of June 12, 2000
      10.19    Management Change in Control Agreement between the
               Company and Daniel D. Phillips, Jr. dated as of July    Exhibit No. 10.18 to Registration Statement on Form S-1
               23, 1997                                                (No. 333-33227)
      10.20    Stock Option Agreement dated January 1, 1996 between
               the Company and John A. Blaeser                         Exhibit No. 10.19 to Registration Statement on Form S-1
                                                                       (No. 333-33227)
      10.21    Stock Option Agreement dated January 1, 1996 between
               the Company and John A. Blaeser                         Exhibit No. 10.20 to Registration Statement on Form S-1
                                                                       (No. 333-33227)
      10.22    Letter Agreement between the Company and Silicon Valley Bank dated March 25, 1996 together with the
               Loan Modification Agreement dated November 14, 1996     Exhibit No. 10.21 to Registration Statement on Form S-1
                                                                       (No. 333-33227)
      10.23    Form of Shrink-Wrap License                             Exhibit No. 10.22 to Registration Statement on Form S-1
                                                                       (No. 333-33227)
      10.24    Agreement and Plan of Reorganization dated as of        Exhibit No. 2.1 to Current Report on Form 8-K filed on
               October 19, 1999 by and among Concord Communications,   November 12, 1999
               Inc., E Acquisition Corp., Empire Technologies, Inc.
               and the stockholders of Empire Technologies, Inc.
      10.25    Agreement and Plan of Reorganization dated as of        Exhibit No. 2.1 to Current Report on Form 8-K filed on
               January 20, 2000 by and among Concord Communications,   February 10, 2000
               Inc., F Acquisition Corp., and FirstSense Software,
               Inc.
      10.26    Registration Rights Agreement dated as of February 4,   Exhibit No. 99.1 to Current Report on Form 8-K filed on
               2000 by and among Concord Communications, Inc. and      February 10, 2000
               Timothy Barrows, as Securityholder Agent
   *  27.01    Financial Data Schedule

* filed herewith