Form 10-Q
period 2000-09-30
CONCORD COMMUNICATIONS INC
filed 2000-11-13
CIK 915290

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended September 30, 2000.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from ____________ to ______________ .

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

                                ----------------


INDICATE BY CHECK MARK WHETHER REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS, AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS;

                  YES    X                   NO

16,466,233 SHARES OF THE REGISTRANT'S COMMON STOCK, $0.01 PAR VALUE, WERE OUTSTANDING AS OF NOVEMBER 1, 2000.


                        THIS DOCUMENT CONTAINS 25 PAGES.
                        THE EXHIBIT INDEX IS ON PAGE 24.

                          CONCORD COMMUNICATIONS, INC.

                          FORM 10-Q, SEPTEMBER 30, 2000

                                    CONTENTS

 Item Number                                                             Page

                         PART I: FINANCIAL INFORMATION

Item 1. Financial Statements
          Balance sheets:
          September 30, 2000 and December 31, 1999                          3
          Statements of income:
          Three and nine months ended September 30, 2000
          and September 30, 1999                                            4
          Statements of cash flows:
          Nine months ended September 30, 2000 and
          September 30, 1999                                                5
          Notes to financial statements                                   6-7

Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                            8-19

Item 3. Quantitative and Qualitative Disclosures about Market Risk         20

                     PART II: OTHER INFORMATION

Item 1. Legal Proceedings                                                  21

Item 2. Changes in Securities and Use of Proceeds                          21

Item 3. Defaults Upon Senior Securities                                    21

Item 4. Submission of Matters to a Vote of Security Holders                21

Item 5. Other Information                                                  22

Item 6. Exhibits and Reports on Form 8-K                                   22

SIGNATURE                                                                  23

EXHIBIT INDEX                                                              24

                          PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          CONCORD COMMUNICATIONS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                                           SEPTEMBER 30,     DECEMBER 31,
                                                                                2000            1999
                                                                           -------------     ------------
                                  ASSETS
Current Assets:
    Cash, cash equivalents and marketable securities                        $ 57,949,433     $ 63,569,201
    Accounts receivable, net of allowance of approximately
      $1,294,000 and $971,000 in 2000 and 1999, respectively                  19,993,202       13,976,929
    Prepaid expenses and other current assets                                  1,780,138        1,191,147
                                                                            ------------     ------------
        Total current assets                                                  79,722,773       78,737,277
                                                                            ------------     ------------
Equipment and Improvements, at cost:
    Equipment                                                                 14,875,070        9,024,983
    Leasehold improvements                                                     5,767,672        3,110,369
                                                                            ------------     ------------
                                                                              20,642,742       12,135,352
    Less-- Accumulated depreciation and amortization                           7,209,353        4,085,950
                                                                            ------------     ------------
                                                                              13,433,389        8,049,402
                                                                            ------------     ------------
Deferred Tax Asset                                                             3,000,000        3,000,000
                                                                            ------------     ------------
                                                                            $ 96,156,162     $ 89,786,679
                                                                            ============     ============

                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Current portion of long-term debt                                       $          -     $    898,462
    Accounts payable                                                           3,720,605        4,940,420
    Accrued expenses                                                           7,834,124        7,423,907
    Deferred revenue                                                          15,493,095       10,261,334
                                                                            ------------     ------------
        Total current liabilities                                             27,047,824       23,524,123
                                                                            ------------     ------------
    Long-term debt, less current portion                                               -        2,064,004

Redeemable preferred stock:
    Series A Redeemable Convertible Preferred Stock, $0.01 par value;
      5,500,000 shares authorized; 5,471,465 shares issued and outstanding
      at December 31, 1999 (aggregate liquidation value $5,471,465)                    -        4,744,115
    Series B Redeemable Convertible Preferred Stock, $0.01 par value;
      2,920,000 shares authorized and 2,800,000 issued and outstanding
      at December 31, 1999 (aggregate liquidation value $7,000,000)                    -        6,978,902
                                                                            ------------     ------------
    Total redeemable preferred stock                                                   -       11,723,017
                                                                            ------------     ------------
Common Stock, $0.01 par value:
    Authorized--50,000,000 shares
    Issued and outstanding--16,370,664 and 14,809,533 shares,
      in 2000 and 1999 respectively                                              163,706          148,095
    Additional paid-in capital                                                95,672,507       81,922,240
    Deferred compensation                                                     (2,925,562)      (3,557,794)
    Accumulated other comprehensive income                                      (790,528)      (1,386,125)
    Accumulated deficit                                                      (23,011,785)     (24,650,881)
                                                                            ------------     ------------
        Total stockholders' equity                                            69,108,338       52,475,535
                                                                            ------------     ------------
                                                                            $ 96,156,162     $ 89,786,679
                                                                            ============     ============

  The accompanying notes are an integral part of these consolidated financial statements.

                          CONCORD COMMUNICATIONS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                    THREE MONTHS ENDED                NINE MONTHS ENDED
                                               ----------------------------    -------------------------------
                                               SEPTEMBER 30,  SEPTEMBER 30,    SEPTEMBER 30,     SEPTEMBER 30,
                                                   2000            1999            2000              1999
                                               ------------   -------------    -------------     ------------
Revenues:
     License revenues                           $17,514,786    $ 14,178,523     $ 49,875,324     $38,385,490
     Service revenues                             5,873,824       4,440,235       15,592,033      10,566,990
                                                -----------    ------------     ------------     -----------
          Total revenues                         23,388,610      18,618,758       65,467,357      48,952,480
Cost of Revenues                                  3,882,222       2,345,620        8,884,291       6,130,424
                                                -----------    ------------     ------------     -----------
          Gross profit                           19,506,388      16,273,138       56,583,066      42,822,056
Operating Expenses:
     Research and development                     5,116,687       3,780,380       14,587,693      10,182,846
     Sales and marketing                         11,591,202       7,276,287       31,417,074      20,886,632
     General and administrative                   2,172,194       1,359,156        5,323,585       3,574,537
     Stock-based compensation                       163,061         846,930          632,232       1,533,256
     Acquisition-related charges                          -               -        4,268,435               -
                                                -----------    ------------     ------------     -----------
     Total operating expenses                    19,043,144      13,262,753       56,229,019      36,177,271
                                                -----------    ------------     ------------     -----------
          Operating income                          463,244       3,010,385          354,047       6,644,785
          Other income, net                         723,765         704,922        2,275,139       2,169,952
                                                -----------    ------------     ------------     -----------
          Income before income taxes              1,187,009       3,715,307        2,629,186       8,814,737
Provision for income taxes                          286,853       1,678,101          702,083       4,258,617
                                                -----------    ------------     ------------     -----------
Income before extraordinary items                   900,156       2,037,206        1,927,103       4,556,120
          Extraordinary loss in early
             retirement of debt                           -               -         (288,010)              -
                                                -----------    ------------     ------------     -----------
Net Income                                          900,156       2,037,206        1,639,093       4,556,120
Accretion of redeemable preferred stock                   -          31,419                -          93,667
                                                -----------    ------------     ------------     -----------
Net income applicable to common stockholders    $   900,156    $  2,005,787     $  1,639,093     $ 4,462,453
                                                ===========    ============     ============     ===========
Net income per common and potential
common share:
  Basic                                         $      0.06    $       0.14     $       0.10     $      0.31
                                                ===========    ============     ============     ===========
  Diluted                                       $      0.05    $       0.12     $       0.10     $      0.26
                                                ===========    ============     ============     ===========

Weighted average common and potential
common shares outstanding:
  Basic                                          16,358,289      14,672,855       16,027,204      14,590,443
                                                ===========    ============     ============     ===========
  Diluted
                                                 16,781,328      16,861,486       16,584,995      16,925,322
                                                ===========    ============     ============     ===========


  The accompanying notes are an integral part of these consolidated financial statements.

                          CONCORD COMMUNICATIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                     NINE MONTHS ENDED
                                                              ------------------------------
                                                              SEPTEMBER 30,    SEPTEMBER 30,
                                                                   2000            1999
                                                              -------------    -------------
Cash Flows from Operating Activities:
   Net income                                                 $  1,639,093     $  4,556,120
   Adjustments to reconcile net income to
      net cash provided by operating activities:
   Depreciation and amortization                                 3,123,403        1,534,030
   Stock-based compensation                                        632,232        1,533,256
   Deferred tax provision                                                -         (937,383)

   Changes in current assets and liabilities:
      Accounts receivable                                       (6,016,273)      (5,555,878)
      Prepaid expenses and other current assets                   (588,991)        (338,179)
      Accounts payable                                          (1,219,815)          (8,218)
      Accounts expenses                                            410,217        2,388,496
      Deferred revenue                                           5,231,761        2,330,659
                                                              ------------     ------------
        Net cash provided by operating activities                3,211,627        5,502,903
                                                              ------------     ------------

Cash Flows from Investing Activities:
   Purchases of equipment and improvements                      (8,507,689)      (5,286,732)
   Net proceeds from (investments in) marketable
    securities                                                   2,511,674      (18,720,753)
                                                              ------------     ------------
        Net cash used in investing activities                   (5,996,015)     (24,007,485)
                                                              ------------     ------------
Cash Flows from Financing Activities:
   (Repayments of) Proceeds from bank borrowings                (2,962,466)       3,435,411
   Distribution to shareholders                                          -       (1,398,000)
   Proceeds from issuance of common stock                                -          125,285
   Proceeds from shares issued in connection with
     employee stock plans and warrants exercised                 2,042,860        7,736,878
                                                              ------------     ------------
        Net cash (used in) provided by financing
           activities                                             (919,606)       9,899,574
                                                              ------------     ------------
Net Decrease in Cash and Cash Equivalents                       (3,703,994)      (8,605,008)
Cash and Cash Equivalents, beginning of period                  10,629,528       17,381,097
                                                              ------------     ------------
Cash and Cash Equivalents, end of period                      $  6,925,534     $  8,776,089
                                                              ============     ============
Supplemental Disclosure of Cash Flow Information:
   Cash paid for interest                                     $     33,592     $     78,353
                                                              ============     ============
   Cash paid for taxes                                        $    558,770     $          -
                                                              ============     ============
Supplemental Disclosure of Noncash Transactions:
   Accretion of dividends on preferred stock                  $          -     $     93,667
                                                              ============     ============
   Conversion of redeemable convertible preferred stock
      to common stock                                         $ 11,723,017     $          -
                                                              ============     ============
   Unrealized (loss) gain on available-for-sale securities    $    595,597     $ (1,025,412)
                                                              ============     ============


  The accompanying notes are an integral part of these consolidated financial statements.

                          CONCORD COMMUNICATIONS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                          FORM 10-Q, SEPTEMBER 30, 2000
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


1. INTERIM FINANCIAL STATEMENTS

     The accompanying financial statements have been presented by Concord Communications, Inc. (the "Company") without audit (except that the balance sheet information as of December 31, 1999 has been derived from audited financial statements) in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Regulation S-X pertaining to interim financial statements. Accordingly, these interim financial statements do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements reflect all adjustments and accruals which management considers necessary for a fair presentation of financial position as of September 30, 2000 and December 31, 1999, and results of operations for the three and nine months ended September 30, 2000 and 1999. The results for the interim periods presented are not necessarily indicative of results to be expected for any future period. The financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's 1999 Annual Report on Form 10-K filed with the Securities and Exchange Commission in March 2000 (as such audited financial statements were restated by the Company pursuant to Accounting Principles Board (APB) Opinion No. 16 to give retroactive effect to the merger of F Acquisition Corp, a wholly subsidiary of the Company, and FirstSense Software, Inc. on Current Report on Form 8-K/A, dated April 25, 2000 and filed with the Securities and Exchange Commission on May 3, 2000).


2. NET INCOME PER SHARE

     The Company follows the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share, effective December 15, 1997. SFAS No. 128 establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. The dilutive effect of potential common shares for the three and nine months periods ended September 30, 2000 and September 30, 1999, consisting of outstanding stock options and redeemable preferred stock, is determined using the treasury method. Calculations of basic and diluted net income per common share and potential common share are as follows:


                                                          THREE MONTHS ENDED           NINE MONTHS ENDED
                                                     ----------------------------  ----------------------------
                                                     SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,
                                                         2000           1999           2000           1999
                                                     ------------   ------------   ------------   ------------
Net income available to common stockholders .......   $   900,156    $ 2,005,787    $ 1,639,093    $ 4,462,453
                                                      ===========    ===========    ===========    ===========

Weighted average common shares outstanding             16,358,289     14,672,855     16,027,204     14,590,443
Potential common shares pursuant to stock options
   and warrants ...................................       423,039        945,736        557,791      1,091,984
Potential common shares pursuant to conversion of
   redeemable preferred stock .....................             -      1,242,895              -      1,242,895
                                                      -----------    -----------    -----------    -----------
Diluted weighted average shares ...................    16,781,328     16,861,486     16,584,995     16,925,322
                                                      ===========    ===========    ===========    ===========

Basic net income per common share .................   $      0.06    $      0.14    $      0.10    $      0.31
                                                      ===========    ===========    ===========    ===========
Diluted net income per common
   and potential common share .....................   $      0.05    $      0.12    $      0.10    $      0.26
                                                      ===========    ===========    ===========    ===========

     For the three months ended September 30, 2000 and 1999, options to purchase 1,823,967 and 813,671 common shares, respectively, were outstanding but not included in the diluted weighted average common share calculation as the effect would have been antidilutive. For the nine months ended September 30, 2000 and 1999, options to purchase 1,824,669 and 700,434 common shares, respectively, were outstanding but not included in the diluted weighted average common share calculation as the effect would have been antidilutive.

3. COMPREHENSIVE INCOME

     Comprehensive income for the three and nine months ended September 30, 2000 and 1999 is as follows:


                                                THREE MONTHS ENDED SEPTEMBER 30,    NINE MONTHS ENDED SEPTEMBER 30,
                                                --------------------------------    -------------------------------
                                                   2000                  1999          2000                1999
                                                ----------           -----------    ----------          -----------
Net income                                      $  900,156            $2,037,206    $1,639,093           $4,556,120
Unrealized gain (loss) on
   marketable securities                           543,097              (142,262)      595,597           (1,025,412)
                                                ----------            ----------    ----------           ----------
Comprehensive income                            $1,444,353            $1,894,944    $2,234,690           $3,530,708
                                                ==========            ==========    ==========           ==========

4. TAX PROVISION

     The Company has recorded a tax provision of $286,853 in the three months ended September 30, 2000, based on its expected tax rate for 2000, computed in accordance with SFAS No. 109, Accounting for Income Taxes. The Company has recorded a tax provision of $702,083 in the nine months ended September 30, 2000. The Company's 2000 effective tax rate includes the effect of the anticipated reversal of a valuation allowance on deferred tax assets recorded by FirstSense Software, Inc. prior to its acquisition by the Company and research and development credits expected to be earned during the year.


5. ACQUISITIONS

On February 4, 2000, the Company consummated a transaction pursuant to which it acquired FirstSense Software, Inc. ("FirstSense"). Under the terms of the agreement, the shareholders and option holders of FirstSense received an aggregate of 1,940,000 equivalent Concord shares to effect the business combination. The transaction is being accounted for as a pooling of interests. Accordingly, all prior period financial statements presented have been restated to reflect the combination of the respective companies, as required by APB Opinion No. 16, "Accounting for Business Combinations". All inter-company transactions have been eliminated as a result of the business combination. As a part of the transaction, the Company incurred direct, acquisition-related charges of approximately $4,300,000. All of such costs have been charged to operations in fiscal 2000 upon consummation of the FirstSense acquisition in February 2000.

                          CONCORD COMMUNICATIONS, INC.
                          FORM 10-Q, SEPTEMBER 30, 2000


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Concord develops, markets and supports next-generation performance management solutions. With the acquisitions of Empire Technologies, Inc. in October 1999 and FirstSense Software, Inc. in February 2000, Concord offers the only integrated performance management solution spanning systems, applications and networks. By successfully managing performance across all of these key areas, Concord's products help ensure effective e-business. This end-to-end performance view provides the critical insights needed to power day-to-day business and e-commerce operations for some of today's most successful corporations and service providers worldwide.

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

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain financial data as percentages of the Company's total revenue:

UNAUDITED                                            THREE MONTHS ENDED        NINE MONTHS ENDED
                                                   ----------------------   -----------------------
                                                   SEPTEMBER    SEPTEMBER   SEPTEMBER     SEPTEMBER
                                                      30,          30,         30,           30,
                                                     2000         1999        2000          1999
                                                   ---------    ---------   ---------     ---------
Revenues:
     License revenues                                74.9%        76.2%        76.2%        78.4%
     Service revenues                                25.1%        23.8%        23.8%        21.6%
                                                    -----        -----        -----        -----
          Total revenues                            100.0%       100.0%       100.0%       100.0%
Cost of Revenues                                     16.6%        12.6%        13.6%        12.5%
                                                    -----        -----        -----        -----
          Gross profit                               83.4%        87.4%        86.4%        87.5%
Operating Expenses:
     Research and development                        21.9%        20.3%        22.3%        20.8%
     Sales and marketing                             49.6%        39.1%        48.0%        42.7%
     General and administrative                       9.3%         7.3%         8.1%         7.3%
     Stock-based compensation                         0.7%         4.5%         1.0%         3.1%
     Acquisition-related charges                      0.0%         0.0%         6.5%         0.0%
                                                    -----        -----        -----        -----
Income from Operations                                2.0%        16.2%         0.5%        13.6%
Other income, net                                     3.1%         3.8%         3.5%         4.4%
                                                    -----        -----        -----        -----
Income before taxes                                   5.1%        20.0%         4.0%        18.0%
Provision for income taxes                            1.3%         9.1%         1.1%         8.7%
                                                    -----        -----        -----        -----
Net Income before extraordinary items                 3.8%        10.9%         2.9%         9.3%
Extraordinary Items                                   0.0%         0.0%        (0.4)%        0.0%
                                                    -----        -----        -----        -----
Net Income after extraordinary items                  3.8%        10.9%         2.5%         9.3%
Accretion of redeemable preferred stock               0.0%         0.2%         0.0%         0.2%
                                                    -----        -----        -----        -----
Net Income available to common stockholders           3.8%        10.8%         2.5%         9.1%
                                                    -----        -----        -----        -----

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

     International Revenues. The Company recognized $7.4 million and $3.1 million of revenues from international locations in the three months ended September 30, 2000 and 1999, representing 31.5% and 16.7% of total revenues, respectively. The Company recognized $19.4 million and $8.8 million of revenues from international locations in the nine months ended September 30, 2000 and 1999, representing 29.7% and 17.9% of total revenues, respectively. The Company's revenues from international locations were primarily generated from customers located in Europe. Revenues from customers located in Europe accounted for 16.8% and 13.1% of total revenues in the three months ended September 30, 2000 and 1999, respectively. Revenues from customers located in Europe accounted for 16.0% and 14.5% of total revenues in the nine months ended September 30, 2000 and 1999, respectively.

The increase in revenues from international locations is primarily the result of the Company's expansion of its operations outside the United States, which has included the establishment of additional reseller agreements and the hiring of additional personnel. The Company believes that further expansion of its sales in international markets will be required to ensure future growth and profitability. The Company expects to commit additional time and development resources in order to customize its products and services for selected international markets.

     TOTAL REVENUES. The Company's total revenues increased 25.6% to $23.4 million in the three months ended September 30, 2000 from $18.6 million in the three months ended September 30, 1999. The Company's total revenues increased 33.7% to $65.5 million in the nine months ended September 30, 2000 from $49.0 million in the nine months ended September 30, 1999.

     LICENSE REVENUES. The Company's license revenues, which are derived from the licensing of software products, increased 23.5% to $17.5 million, or 74.9% of total revenues, in the three months ended September 30, 2000 from $14.2 million, or 76.2% of total revenues, in the three months ended September 30, 1999. License revenues increased 29.9% to $49.9 million, or 76.2% of total revenues, in the nine months ended September 30, 2000 from $38.4 million, or 78.4% of total revenues, in the nine months ended September 30, 1999. The increase in license revenues resulted from increased sales to new customers and additional sales of new products and upgrades to existing customers.

     SERVICE REVENUES. The Company's service revenues, which consist of fees for maintenance, training and professional services, increased 32.3% to $5.9 million, or 25.1% of total revenues, in the three months ended September 30, 2000 from $4.4 million, or 23.8% of total revenues, in the three months ended September 30, 1999. Service revenues increased 47.6% to $15.6 million, or 23.8% of total revenues, in the nine months ended September 30, 2000 from $10.6 million, or 21.6% of total revenues, in the nine months ended September 30, 1999. The increase in service revenues was attributed to an increase of the Company's customer base and the resulting demand for services from that base.

     COST OF REVENUES. Cost of revenues includes expenses associated with royalty costs, production, fulfillment and product documentation, along with personnel costs associated with providing customer support in connection with maintenance, training and professional service contracts. Royalty costs are composed of third party software costs. Cost of revenues increased 65.5% to $3.9 million, or 16.6% of total revenues, in the three months ended September 30, 2000 from $2.3 million, or 12.6% of total revenues, in the three months ended September 30, 1999, resulting in gross margins of 83.4% and 87.4% in each respective period. Cost of revenues increased 44.9% to $8.9 million, or 13.6% of total revenues, in the nine months ended September 30, 2000 from $6.1 million, or 12.5% of total revenues, in the nine months ended September 30, 1999, resulting in gross margins of 86.4% and 87.5% in each respective period. The increase in cost of revenues as a percent of sales was driven by the increased spending in customer service that is required to support and service a growing customer base.

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses consist primarily of personnel costs associated with software development. Research and development expenses increased 35.3% to $5.1 million, or 21.9% of total revenues, in the three months ended September 30, 2000 from $3.8 million, or 20.3% of total revenues, in the three months ended September 30, 1999. Research and development expenses increased 43.3% to $14.6 million, or 22.3% of total revenues, in the nine months ended September 30, 2000 from $10.2 million, or 20.8% of total revenues, in the nine months ended September 30, 1999. The increase in absolute dollars in research and development expenses was primarily due to the use of outside contractors for consulting and recruiting along with increased headcount in research and development to 129 from 87 for the period from September 30, 1999 to September 30, 2000. The Company anticipates that product development expenses may increase in absolute dollars in future periods as it will continue to commit substantial resources to research and development in the future.

     SALES AND MARKETING EXPENSES. Sales and marketing expenses consist primarily of salaries, commissions to sales personnel and agents, travel, tradeshow participation, public relations, advertising and other promotional expenses. Sales and marketing expenses increased 59.3% to $11.6 million, or 49.6% of total revenues, in the three months ended September 30, 2000 from $7.3 million, or 39.1% of total revenues, in the three months ended September 30, 1999. Sales and marketing expenses increased 50.4% to $31.4 million, or 48.0% of total revenues, in the nine months ended September 30, 2000 from $20.9 million, or 42.7% of total revenues, in the nine months ended September 30, 1999. The increase in absolute dollars was primarily the result of increased headcount to continue to build the direct sales force along with additional marketing and promotional activities to penetrate the market. Headcount in sales and marketing increased to 154 from 117 people from September 30, 1999 to September 30, 2000.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of salaries for financial, administrative and management personnel and related travel expenses, as well as legal and accounting expenses. General and administrative expenses increased 59.8% to $2.2 million, or 9.3% of total revenues, in the three months ended September 30, 2000 from $1.4 million, or 7.3% of total revenues, in the three months ended September 30, 1999. General and administrative expenses increased 48.9% to $5.3 million, or 8.1% of total revenues, in the nine months ended September 30, 2000 from $3.6 million, or 7.3% of total revenues, in the nine months ended September 30, 1999. The increase in absolute dollars is associated with an increase of costs in general support areas, such as human resources, finance and legal services, which will enable the Company to scale its infrastructure in anticipation of future growth. Headcount in general and administrative functions increased to 39 from 34 people from September 30, 1999 to September 30, 2000.

     OTHER INCOME. Other income consists of interest earned on funds available for investment net of interest paid in connection with an outstanding term loan. The Company had net other income of $724,000 for the three months ended September 30, 2000 and net other income of $705,000 for the three months ended September 30, 1999. The Company had net other income of $2.3 million for the nine months ended September 30, 2000 and net other income of $2.2 million for the nine months ended September 30, 1999. The increase in net other income is attributed to the investment of cashflows from the Company's operations.

     TAX INCOME. The effective tax rate for 2000 is estimated at 30%.

     EXTRAORDINARY ITEMS. Following the acquisition of FirstSense, the Company repaid the bank borrowings of FirstSense; this generated a loss of $288,010 due to the early retirement of long-term debt.

LIQUIDITY AND CAPITAL RESOURCES

     The Company financed its operations, prior to its initial public offering, primarily through the private sales of equity securities and a credit line for equipment purchases. On October 24, 1997, the Company completed its initial public offering yielding the Company net proceeds of approximately $34.7 million. The Company had working capital of $52.7 million at September 30, 2000.

     Net cash provided by operating activities was $3.2 million and $5.5 million for the nine months ended September 30, 2000 and 1999, respectively. Cash, cash equivalents and marketable securities were $57.9 million and $63.6 million at September 30, 2000 and 1999, respectively. The decrease in cash was a result of acquisition-related charges and repayment of acquisition-related debt. Deferred revenues increased for the nine months ended September 30, 2000 by $5.2 million due to an increase in overall sales activity; the increase was primarily generated from deferred maintenance contracts.

     The Account Receivables balance for the period ending September 30, 2000 is composed of cash and non-cash items, specifically $2.7 million in the form of an equity investment in Broadband Investment Group.

     Investing activities have consisted of the acquisition of property and equipment, most notably computer and networking equipment to support the growing employee base and corporate infrastructure and also investments in marketable securities. The Company manages its market risk on its investment securities by selecting investment grade securities with the highest credit ratings of relatively short duration that trade in highly liquid markets. Financing activities consisted primarily of the issuance of common stock and exercise of options during the nine months ended September 30, 2000 and 1999 and from the proceeds from borrowings on a subordinated debt financing by FirstSense.

     Pursuant to the Tax Reform Act of 1986, the utilization of net operating loss carryforwards for tax purposes may be subject to an annual limitation if a cumulative change of ownership of more than 50% occurs over a three-year period. As a result of the Company's

1995 preferred stock financings, such a change in ownership has occurred. As a result of this ownership change, the use of the net operating loss (NOL) carryforwards is limited. The Company has determined that its initial public offering did not cause another ownership change. In addition, NOL carryforwards acquired as a result of the FirstSense acquisition are also restricted as a result of a prior ownership change. The Company has deferred tax assets of approximately $19.7 million composed primarily of net operating loss carryforwards and research and development credits. The Company has partially reserved for these deferred tax assets by recording a valuation allowance of $16.7 million. The net tax asset is based on the Company's estimate of NOL carryforwards it expects to use in the next two years; all other tax assets have been fully reserved.

     Pursuant to paragraphs 20 to 25 of SFAS No. 109, the Company considered both positive and negative evidence in assessing the need for a valuation allowance. The factors that weighed most heavily on the Company's decision to record a valuation allowance were (i) the substantial restrictions on the use of certain of its existing NOL carryforwards and (ii) the uncertainty of future profitability.

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

     As of September 30, 2000, the Company's principal sources of liquidity included cash and marketable securities. The Company believes that its current cash, marketable securities and cash provided by future operations will be sufficient to meet its working capital and anticipated capital expenditure requirements for the next 12 months. Although operating activities may provide cash in certain periods, to the extent the Company experiences growth in the future, its operating and investing activities may require significant cash. Consequently, any such future growth may require the Company to obtain additional equity or debt financing.

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

OUR FUTURE OPERATING RESULTS ARE UNCERTAIN.

     We changed our focus to network management software in 1991 and commercially introduced our first Network Health(R) product in 1995. We acquired Empire Technologies in October, 1999 and FirstSense Software in February, 2000, bringing us into the broader performance, availability and fault management market. Accordingly, we have a relatively limited operating history in this broader market upon which you can evaluate our business and prospects can be based. We incurred significant net losses in each of the five fiscal years prior to earning a small profit in 1997, and remaining profitable in 1998 and 1999. As of December 31, 1999, we had accumulated net losses of $11.0 million. Our limited operating history makes the prediction of future results of operations difficult or impossible. Our prospects must be considered in light of the risks, costs and difficulties frequently encountered by emerging companies, particularly companies in the competitive software industry.

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

     To the extent that increases in our expenses precede or are not followed by increased revenue, our profitability will suffer. Our revenue must grow substantially in order for us to remain profitable on a quarterly or annual basis. In addition, in view of recent revenue growth, the rapidly evolving nature of our business and markets, our recent acquisitions and our limited operating history in our current market, we believe that one should not rely on period-to-period comparisons of our financial results as an indication of our future performance. In light of our strong performance in 1998, we used all of our remaining unrestricted tax net operating loss and credit carryforwards in 1998. Accordingly, we recorded a tax provision of $532,600 during 1998, $5.6 million during 1999 and $702,083 in the first nine months of 2000. The continuing restrictions on our future use of our net operating loss carryforwards will severely limit the benefit, if any, we will attribute to this asset.

OUR QUARTERLY OPERATING RESULTS MAY FLUCTUATE.

     We are likely to experience significant fluctuations in our quarterly operating results caused by many factors, including, but not limited to:

-    changes in the demand for our products by customers or group of customers;

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


OUR ACQUISITIONS MAY NEGATIVELY IMPACT OUR RESULTS OF OPERATIONS.

     In October 1999, we acquired Empire Technologies, Inc. Empire is a provider of solutions for proactive self-management of UNIX, Linux and Windows NT systems, as well as mission-critical applications. In February 2000, we acquired FirstSense Software, Inc. FirstSense is a provider of application response management solutions. Because these acquisitions will be recorded as "poolings-of-interests" for accounting and financial reporting purposes, we recorded the expenses of these acquisitions, which are substantial, in the period in which each acquisition occurred. The reporting of expenses of each acquisition as a current charge will have a significant adverse impact on our post-acquisition results of operations.

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

-    systems management software vendors;

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

OUR FAILURE TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS MAY HARM OUR COMPETITIVE POSITION IN THE NETWORK MANAGEMENT SOFTWARE MARKET.

     Our success depends significantly upon our proprietary technology. We rely on a combination of patent, copyright, trademark and trade secret laws, non-disclosure agreements and other contractual provisions to establish, maintain and protect our proprietary rights. These means afford only limited protection. We have nine issued U.S. patents, five pending U.S. patent applications, and various foreign counterparts. We cannot assure that patents will issue from our pending applications or from any future applications or that, if issued, any claims allowed will be sufficiently broad to protect our technology. In addition, we cannot assure that any patents that have been or may be issued will not be challenged, invalidated or circumvented, or that any rights granted thereunder would protect our proprietary rights. Failure of any patents to protect our technology may make it easier for our competitors to offer equivalent or superior technology. We have registered or applied for registration for certain trademarks, and will continue to evaluate the registration of additional trademarks as appropriate. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or services or to obtain and use information that we regard as proprietary. Third parties may also independently develop similar technology without breach of our proprietary rights. In addition, the laws of some foreign countries do not protect proprietary rights to as great an extent as do the laws of the United States. In addition, our products are licensed under shrink wrap license agreements that are not signed by licensees and therefore may not be binding under the laws of certain jurisdictions.

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

WE MAY NOT HAVE SUFFICIENT PROTECTION AGAINST PRODUCT LIABILITY CLAIMS.

     Since our products are used by our customers to predict future network, system and application problems and avoid failures of the network to support critical business functions, design defects, software errors, misuse of our products, incorrect data from network elements or other potential problems within or out of our control that may arise from the use of our products could result in financial or other damages to our customers. We do not maintain product liability insurance. Although our license agreements with our customers typically contain provisions designed to limit our exposure to potential claims as well as any liabilities arising from such claims, such provisions may not effectively protect us against such claims and the liability and costs associated therewith. We provide warranties for our products for a period of time (currently three months) after purchase. Our license agreements generally do not permit product returns by the customer, and product returns for fiscal 1999, 1998 and 1997 represented less than 1.0% of total revenues during each of such periods. We cannot assure that product returns will not increase as a percentage of total revenues in future periods.

WE RELY ON STRATEGIC PARTNERS AND OTHER EVOLVING DISTRIBUTION CHANNELS.

     Our distribution strategy is to develop multiple distribution channels, including sales through:

-    strategic marketing partners, such as Cisco Systems;

-    value added resellers, such as Empowered Networks;

-    telecommunications carriers, such as MCI WorldCom;

-    OEMs, such as Network Associates Inc.; and

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

- the impact of possible recessionary environments in economies outside the United States; and

-    political and economic instability.

     Our successful expansion into certain countries will require additional modification of our products, particularly national language support. Our current export sales are denominated in United States dollars and we currently expect to largely continue this practice as we expand internationally. To the extent that international sales continue to be denominated in U.S. dollars, an increase in the value of the United States dollar relative to other currencies could make our products and services more expensive and, therefore, potentially less competitive in international markets. To the extent that future international sales are denominated in foreign currency, our operating results will be subject to risks associated with foreign currency fluctuation. We would consider entering into forward exchange contracts or otherwise engaging in hedging activities. To date, as all export sales are denominated in U.S. dollars, we have not entered into any such contracts or engaged in any such activities. As we increase our international sales, seasonal fluctuations resulting from lower sales that typically occur during the summer months in Europe and other parts of the world may affect our total revenues.

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

                          CONCORD COMMUNICATIONS, INC.
                          FORM 10-Q, SEPTEMBER 30, 2000
                           PART II: OTHER INFORMATION

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

     - Current report on Form 8-K, dated April 25, 2000, was filed with the Commission on May 1, 2000 to restate the Consolidated Financial Statements of the Company pursuant to Accounting Principles Board No. 16 to give retroactive effect to the merger of F Acquisition Corp., a wholly owned subsidiary of the Company., and FirstSense Software Inc.

     - Amendment No. 1 of the Current Report on Form 8-K, dated April 25, 2000, was filed with the Commission on May 3, 2000 to include the Independent Auditor's Report for FirstSense Software, Inc. and the Consent of KPMG LLP as Exhibit to the Current Report.

                          CONCORD COMMUNICATIONS, INC.
                          FORM 10-Q, SEPTEMBER 30, 2000

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         Concord Communications, Inc.

                                         /s/ Melissa H. Cruz
                                         ----------------------------------
Date: November 14, 2000                  Name:  Melissa H. Cruz
                                         Title: Executive Vice President of
                                                Business Services and Chief
                                                Financial Officer

                                                (Principal Financial Officer and
                                                Principal Accounting Officer)

                          CONCORD COMMUNICATIONS, INC.
                          FORM 10-Q, SEPTEMBER 30, 2000

                                  EXHIBIT INDEX

EXHIBIT
   NO.    DESCRIPTION                                              SEC DOCUMENT REFERENCE
-------   -----------                                              ----------------------

  3.01    Restated Articles of Organization of the Company         Exhibit No. 3.01 on Form 10-K, for the period ended
                                                                   December 31, 1997

  3.02    Restated By-laws of the Company                          Exhibit No. 3.02 on Form 10-K, for the period ended
                                                                   December 31, 1998

 10.01    Working Capital Loan Agreement between the Company       Exhibit No. 10.01 to Registration Statement on Form S-1
          and Silicon Valley Bank dated April 3, 1997              (No. 333-33227)

 10.02    Revolving Promissory Note made by the Company in         Exhibit No. 10.02 to Registration Statement on Form S-1
          favor of Silicon Valley Bank                             (No. 333-33227)

 10.03    Equipment Line of Credit Letter Agreement between the    Exhibit No. 10.03 to Registration Statement on Form S-1
          Company and Fleet Bank dated as of June 9, 1997          (No. 333-33227)

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

 10.09    The Profit Sharing/401(K) Plan of the Company            Exhibit No. 10.08 to Registration Statement on Form S-1
                                                                   (No. 333-33227)

 10.10    Lease Agreement between the Company and John Hancock     Exhibit No. 10.09 to Registration Statement on Form S-1
          Mutual Life Insurance Company dated March 17, 1994,      (No. 333-33227) as amended on March 25,1997

 10.11    First Amendment to Lease Agreement between the           Exhibit No. 10.10 to Registration Statement on Form S-1
          Company and John Hancock Mutual Life Insurance           (No. 333-33227)
          Company dated March 25, 1997

 10.12    Form of Indemnification Agreement for directors and      Exhibit No. 10.11 to Registration Statement on Form S-1
          officers of the Company                                  (No. 333-33227)

 10.13    Restated Common Stock Registration Rights Agreement      Exhibit No. 10.12 to Registration Statement on Form S-1
          between the Company and certain investors dated          (No. 333-33227)
          August 7, 1986

 10.14    Amended and Restated Registration Rights Agreement       Exhibit No. 10.13 to Registration Statement on Form S-1
          between the Company and certain investors dated          (No. 333-33227)
          December 28, 1995

 10.15    Management Change in Control Agreement between the       Exhibit No. 10.14 to Registration Statement on Form S-1
          Company and John A. Blaeser dated as of August 7, 1997   (No. 333-33227)

 10.16    Management Change in Control Agreement between the       Exhibit No. 10.15 to Registration Statement on Form S-1
          Company and Kevin J. Conklin dated as of July            (No. 333-33227)
          23, 1997

 10.17    Management Change in Control Agreement between the       Exhibit No. 10.16 to Registration Statement on Form S-1
          Company and Ferdinand Engel dated as of July 23, 1997    (No. 333-33227)


 10.18    Management Change in Control Agreement between the       Exhibit No. 10.18 to Current Report on Form 10-Q filed on
          Company and Melissa H. Cruz dated as of June 12, 2000    August 14, 2000

 10.19    Management Change in Control Agreement between the       Exhibit No. 10.18 to Registration Statement on Form S-1
          Company and Daniel D. Phillips, Jr. dated as of July     (No. 333-33227)
          23, 1997

 10.20    Stock Option Agreement dated January 1, 1996 between     Exhibit No. 10.19 to Registration Statement on Form S-1
          the Company and John A. Blaeser                          (No.333-33227)

 10.21    Stock Option Agreement dated January 1, 1996 between     Exhibit No. 10.20 to Registration Statement on Form S-1
          the Company and John A. Blaeser                          (No.333-33227)

 10.22    Letter Agreement between the Company and Silicon         Exhibit No. 10.21 to Registration Statement on Form S-1
          Valley Bank dated March 25, 1996 together with the       (No. 333-33227)
          Loan Modification Agreement dated November 14, 1996

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

*27.01    Financial Data Schedule


     * filed herewith