Form 10-K
period 2000-12-31
CONCORD COMMUNICATIONS INC
filed 2001-03-26
CIK 915290

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON DC 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

                               600 Nickerson Road
                          Marlboro, Massachusetts 01752
                                 (508) 460-4646
          (Address and telephone number of principal executive offices)
        Securities registered pursuant to Section 12(b) of the Act: None

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

                      YES     X                    NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing sale price of the Company's common stock on March 1, 2001, as reported on the Nasdaq National Market was approximately $200,774,917.

The number of shares outstanding of Common Stock as of March 1, 2001 was 16,558,756.

                       DOCUMENTS INCORPORATED BY REFERENCE

                Document                                Form 10-K Reference
Portions of the Registrant's Proxy Statement              Part III, Items
 for its Annual Meeting of Stockholders to                10, 11 and 12
 be held on April 25, 2001.

                        THIS DOCUMENT CONTAINS 91 PAGES.
                        THE EXHIBIT INDEX IS ON PAGE 49.

                                     PART I

     This document contains forward-looking statements. Any statements contained herein that do not describe historical facts are forward-looking statements. Concord makes such forward-looking statements under the provisions of the "safe harbor" section of the Private Securities Litigation Reform Act of 1995. The forward-looking statements contained herein are based on current expectations, but are subject to a number of risks and uncertainties. Concord's actual future results may differ significantly from those stated in any forward-looking statements. Factors that may cause such differences include, but are not limited to, the factors discussed elsewhere in this Form 10-K under the heading "Risk Factors".

ITEM 1.  BUSINESS

INTRODUCTION

    Concord develops, markets and supports a suite of highly scalable software solutions, our eHealth Suite(TM) family of products, which maximizes the availability and performance of networks, systems, and applications that form the critical underlying internet infrastructure on which businesses depend for their operations.

    Concord's software solutions

          - Monitor to detect fault conditions throughout the infrastructure in real time,
          - Test availability and responsiveness of critical services,
          - Collect, consolidate, normalize and analyze high volumes of data from the internet infrastructure,
          - Alert IT personnel to faults and potential outages,
          - Automatically execute corrective action to restore availability and maximize uptime of the internet infrastructure, if desired.

     Concord's unique solution combines real time information about the complete end-to-end infrastructure, with comprehensive historical data, to provide IT operations personnel with the complete picture needed to manage their internet infrastructure. Real-time with historical context enables our eHealth(TM) software to not only detect faults, but also to proactively identify subtle variations in performance that may signify potential outages before a problem occurs. Our eHealth software's easy-to-use, flexible graphical user interface enables network devices, client and server systems, applications, and specific information about those components to be associated with the business services they impact. Using the customizable MyHealth(TM) Web-based interface, IT operators can tailor their own view of business services, selecting a particular component such as the network from reports, or combining reports across the network, systems, and application components of the internet infrastructure for a complete end-to-end view of the business service. Our eHealth software detects faults and performance degradations, notifies IT operations staff, isolates the sources of delay, and enables the automation of corrective action to resolve problems.

     By providing a global view across applications, systems, and networks comprising the internet infrastructure, Concord's products enable corporate enterprise customers to ensure the availability and performance of the services they are required to supply to their community of users, including internal end users and external customers and suppliers. In addition, service providers engaged in providing network and bandwidth services (carriers), Web hosting, datacenter/co-location services, internet service providers (ISPs), application services (ASPs), managed services (MSPs) and outsourcing services use Concord's products to manage the provision of those services to their end user customers. Concord's eHealth Suite(TM) consists of a set of solutions that identify response time and availability problems and provide information about the underlying causes of those problems within particular applications, clients, servers, networks or services being provided by a corporate enterprise, a carrier, an ISP, an ASP or a MSP. Concord's software-only solutions also provide instrumentation to gather critical application and system information and retrieve vital network statistics from a wide range of network devices and operating systems. Extensive analysis is performed on the data and results are outputted in the form of intuitive, informative, user-friendly graphical reports that can be viewed on a historical basis or in real-time. This information is critically important to IT and service provider executives, managers and technicians who, in turn, use it to proactively affect the availability, response time, performance and capacity of the services they are required to provide.

    Concord's target markets include both business enterprises and service providers, including Web hosting providers, datacenter/co-location service providers, ISPs, ASPs, and MSPs. Concord markets to these potential customers through our own sales force, sales agents, value-added resellers, distributors, network service providers, telecommunication carriers, and OEMs. As of December 31, 2000, Concord had more than 2,100 customers operating in and serving a variety of industries. Representative customers include Aetna, America Online, American Express, Ameritech, Amoco, AT&T Corporation, Bell Atlantic, Blue Cross/Blue Shield, British Telecommunications plc, Cable & Wireless, Delta Air Lines, Deutsche Telekom, EarthLink, excite@home, Fleet Financial, Frontier Communications, Fuji Film, Global One, Goodyear, GTE, Harvard Business School, Lloyds of London, Maxnet, McDonald's, MCI Worldcom, Mercedes-Benz, NATO, The New York Times, Pacific Bell, Pepsi, Qwest, Siemens, Siris, Sprint, Telecom Italia, Toys 'R' Us, Tufts, UUNET, US West, U.S. Customs, US Internetworking, Verso, Visa International, Wang Global and Wiltel. No individual customer accounted for more than 10% of revenue or accounts receivable in 2000, 1999 or 1998.

INDUSTRY BACKGROUND

    The rapid emergence of business applications that are based on a complete reliance on the internet infrastructure has significantly increased the amount of business transaction data flowing across corporate and service provider networks and the Internet. As these applications have become integral in transacting business between corporate enterprises and their customers, the requirement for fast response times, high performance, and application availability has become a critical business priority. In order to deliver the highest level of services required in this new environment, businesses continue to expand their internal information technology infrastructure, and in addition, contract with an increasing number of service provider companies supplying a host of different solutions and services ranging from bandwidth to outsourcing. These changes in the market have increased the complexity, difficulty and importance of fault, availability, and performance management of the services and the underlying applications and infrastructure required to deliver those services. Since customers have now moved their business critical operations and applications to the internet infrastructure, there is low tolerance for poor service. Customers are demanding the rapid convergence of management solutions for the components of the internet infrastructure - networks, systems and applications - to enable them to reach their underlying goal: service management. Whether to internal or external audiences, technology providers are now tasked with guaranteeing service levels for availability and performance of critical business services while at the same time reducing costs and maximizing return on investment, leading them to require broad based management solutions, like Concord's eHealth Suite(TM) solution.

    The technical complexity of providing for high levels of automation, aggregation, instrumentation and scalability over many critical applications and many thousands of clients, servers and network elements has made comprehensive fault, availability and performance management solutions difficult to develop and deliver. Any comprehensive solution must be able to provide an integrated management solution across a set of business processes as well as both off-the-shelf and customized applications across all major computer and operating systems such as UNIX, Windows NT and Linux, and across all major networking technologies and devices from vendors that include Cisco, Lucent and Nortel. To be truly comprehensive in this arena also requires solutions that provide real-time fault and availability management as well as ongoing performance management, utilizing analysis on historical information.

    Other management solutions that are currently available are either point solutions that attempt to compete in a narrow and particular area as a "best of breed" solution, or platforms and frameworks that attempt to provide a comprehensive solution that must be developed in a custom manner. While the point solutions may be reasonably priced and provide adequate functionality in one particular area, they fail to provide the comprehensive solution required for the management of the complete internet infrastructure. Platform and framework solutions can be expensive and time consuming to implement and very difficult to support given the extent to which they must be customized for each different environment.

    Although tools that are considered point solutions may enhance the technical management of a discreet area like a network, a set of computers, or a particular application, and while they may be useful in isolating and correcting problems after such problems have been identified, these solutions are not able to determine the effect problems have on real users and assess which component of the overall infrastructure - the application, the systems, or the network - is contributing to the problem. Customized solutions that are developed on top of a framework or platform are expensive and time consuming to develop and by their proprietary nature are inflexible and must be implemented in total.

THE CONCORD SOLUTION

     Concord is the only companies that provides a single-vendor solution to manage the entire internet infrastructure end-to-end - applications, systems, and networks - in real-time with historical context. Concord's set of solutions, eHealth Suite(TM), is a family of turnkey, automated, scalable, Web-based management solutions for critical applications, systems, and networks that detects faults and potential outages, notifies IT operations staff of problems, isolates sources of delay, enables the automation of corrective action, and provides comprehensive data analysis and reports of both real-time status and historical reports that track constantly changing conditions over time. Our solution is capable of data collection, consolidation, analysis and reporting for up to 80,000 elements by a single console. Further, our distributed architecture allows configurations, viewable from a single console, which supports collection and reporting of up to 1 million data elements. In addition, our self-managing distributed systems and application management agents can work autonomously on any number of systems.

    Concord's eHealth(TM) product family provides organizations with the following benefits:

     (i) MAXIMIZE AVAILABILITY WHILE REDUCING COSTS - enables IT operators to do more with less, and faster than ever before, using our eHealth Suite to detect faults and potential outages throughout the infrastructure, test and monitor availability, and even automate corrective action to reduce downtime;

     (ii) IMMEDIATE RETURN ON INVESTMENT - provides immediate value out-of-the-box with embedded intelligence, detailed knowledge, and automated analysis for over 450 different types of networked devices enabling solutions to be up and running within hours or days rather than weeks, months, or even years;

     (iii) DETECTION OF FAULTS BEFORE THEY OCCUR - combines real-time management with historical context to detect developing problem conditions that have been pervasive, or that differ from normal behavior, in order to alert IT operators to problems before services are negatively impacted;

     (iv) BUSINESS VIEW OF SERVICE MANAGEMENT - enables association of organizations and business processes with the underlying infrastructure components - networks, systems, and applications - on which they depend;

     (v) PREDICTIVE AND REAL-TIME PROBLEM SOLVING - provides actionable information about the availability and response time of critical applications and services so that IT management can adjust capacities in a proactive manner to meet the contracted service level agreements; and

     (vi) ALIGNMENT OF MANAGEMENT OPERATIONS WITH CUSTOMER BUSINESS GOALS - provides a total view into the end-to-end performance and availability of the end-user customer environment so that enterprise or service provider operations can deliver services based on the business needs of that customer.

    In providing these benefits, Concord's eHealth product family incorporates the following features:

    FULLY AUTOMATED, TURNKEY IMPLEMENTATION. Concord's products provide turnkey solutions for fully automated fault, availability, and performance management. Installation can be accomplished in a few hours for most products, and for certain products, installation can actually occur remotely, over the Web. Once installed, our products provide real-time information and also historical reports on critical areas such as (i) important trends and changes for application response times, system and network availability and capacity; (ii) situations to watch for potential delays or failures in important services and processes; and (iii) exceptions analysis for identifying deviations from specified performance and service levels.

    SCALEABLE, SOFTWARE-ONLY SOLUTION. The eHealth product family is designed to simplify management of the heterogeneous mix of network devices, client and server operating systems, hardware platforms, technologies, and applications that typically comprise today's internet infrastructures. Our products are easily scaleable to meet the demands for management as an organization's e-business infrastructure expands. Our eHealth solution provides managers with the ability to purchase add-on software licenses or additional agent software as needed.

    MULTI-LEVEL REPORTING. Concord's eHealth product family generates a comprehensive package of graphical reports that provide information and analyses on a wide variety of pre-configured parameters. Information is provided for use at multiple levels of management, from a general overview of capacity, availability and response time for chief information officers -- to a detailed analysis of specific transactions, client and server components, network equipment components, network bandwidth components and network services.

    BROAD TECHNOLOGY COVERAGE. Our eHealth product family provides management across a broad spectrum of industry standard applications like Microsoft Exchange and Information Internet Server; open source Apache; Lotus Notes; ERP systems from SAP, Baan and Peoplesoft; industry standard operating systems like UNIX, Microsoft Windows NT and Windows 2000, and Linux; and industry standard networking technologies like ATM, Frame Relay and IP.

PRODUCTS AND TECHNOLOGY

    The eHealth Suite of products is comprised of the eHealth console - a centralized console and repository where information gathered from throughout the infrastructure is consolidated and analyzed, technology-area solution sets that contain products pertaining to network, systems, and application management respectively, and a number of cross-technology, suite-wide products that operate across all technology areas.

     eHEALTH(TM) CONSOLE - providing a centralized view of faults, availability and performance across all the components of the internet infrastructure, the eHealth console combines an extremely efficient polling engine, an industry standard relational database, powerful data analysis algorithms, and flexible reporting capabilities, with an intuitive, easy-to-use customizable graphical user interface that enables eHealth console to collect and analyze data and provide on-demand or scheduled reporting which can be viewed on the console, or accessed via standard Web-based browsers. The eHealth console also provides the interface for administration and configuration tasks such as associating business organizations or processes with underlying resources and scheduling reports. Different technology license keys enable the eHealth console to collect, analyze and report on information from different technology areas including networks, systems, applications, and application service response. Providing out-of-the-box value, eHealth is embedded with the knowledge to discover and report on more than 450 different types of network devices and information; new types of devices can be easily added. Its powerful historical reports include Top-N-Reporting to quickly zero in on trouble spots, At-A-Glance Reporting, which enables users to drill down to examine critical resources, and Trend Reporting for building custom reports. The flexible, customizable MyHealth(TM) interface allows users to tailor their own views of business services, selecting from reports on a particular component such as the network, or combining reports across the network, systems, and application components for a complete end-to-end view of a business service.

    NETWORK HEALTH(R) - The Network Health(R) solution set contains products for managing performance and optimizing availability of key network resources including LANs, WANs, Frame Relay, ATM and Remote Access Equipment, in addition to integration with technologies and operational support systems (OSS) from Lucent, Newbridge and Cisco's VPN Solutions Center and NetFlow products. The Network Health technology license key enables the eHealth console to automatically discover, collect information from, analyze, and report on LAN/WAN, router/switch, Frame Relay, ATM, and Remote Access technologies enabling network managers to track performance, plan capacity, and detect sources of service delay across their networks. Another product in this category, Traffic Accountant(TM) , works with RMON2 probes and Cisco NetFlow routers to track network traffic and report resource consumption by users, business units, regions, or applications, thus enabling network managers to allocate network usage costs back to individual departments or users. Reports from the Network Health solution set make it possible for network managers to understand service levels, proactively address potential network failures, manage bandwidth and capacity, watch for security violations, and understand the usage patterns of the network and the network's various elements.

     SYSTEM HEALTH(TM) - Products in Concord's System Health(TM) solution set provide real-time distributed autonomous management of client and server systems, on-demand snap-shot status views and configuration across groups of systems, and comprehensive reporting that tracks system performance over time. Concord's SystemEDGE(TM) agents, distributed on client and server systems throughout the infrastructure, work autonomously to monitor system resources, applications, and log files, detect faults and send notifications, and, if specified, automatically execute user-defined corrective actions such as re-starting failed application processes or services. AdvantEDGE View provides a Web-based graphical user interface for viewing events, real-time status snap-shot views, software and hardware asset reports, and configuring self-management features across groups of SystemEDGE agents. The eHealth - server technology license key enables the eHealth console to collect, consolidate, analyze, and report on the performance of a large number of heterogeneous client and server systems as it changes over time thus enabling systems administrators to track performance and plan capacity across their systems.

     APPLICATION HEALTH(TM) - There are two main components of application management: the first is managing the operation of the application running on a host system, the other is tracking the responsiveness and availability experienced in USING the application. Concord's Application Health(TM) solution set provides products for managing application operation, and also products for tracking application availability, usage, and service response time. Concord's Application Response(TM) tracks the application usage and response times experienced by ACTUAL users as they perform application transactions from their desktop clients. With support for important business applications like Oracle, SAP, Peoplesoft and Baan, Application Response enables IT managers to identify which applications are slowest, which business users are most impacted, and whether the source of delay lies within the client, the network, or the server. Concord's Transaction Response(TM) takes it one level deeper to identify exactly which transactions within the application are the most frequently used or suffer the slowest response. Concord's Service Response(TM) product enables the automation of active tests to test availability and service response time for critical internet services such as accessing a Web site, transferring a file, or sending E-mail, and can also support custom, user-specified application tests. IT managers can use Service Response to continuously test critical services and automatically notify the operations center if availability or responsiveness drops below acceptable parameters. For managing the operation of applications on the system, Concord provides plug-in modules for real-time fault, availability and performance management with the ability to track performance, show configuration settings, monitor thresholds and application events, and, if specified, perform automated corrective action such as re-starting failed application processes and services. Plug-in modules are currently available for Microsoft Exchange and Information Internet Server, and open source Apache web servers, with support for additional applications to follow.

     LIVE HEALTH(TM) - Concord's Live Health(TM) software is a suite-wide product that combines real-time data with historical context to identify faults, potential outages, and delays BEFORE business services are impacted. Using powerful delay-detection algorithms, Live Health software leverages our strength in historical data collection to offer a precise assessment while automatically eliminating redundant fault noise. Our Live Health product provides out-of-the-box exception profiles that detect performance degradations and subtle "brown-out" conditions, eliminating the need to configure complicated rules. It leverages the data collected by Concord's eHealth solutions to provide real-time management and historical analysis with no additional network traffic or overhead. Applying historical context, our Live Health software identifies pervasive conditions that have been "too wrong for too long" and performance that deviates from normal behavior and alerts the operations center. IT managers can view events in the Live Exceptions browser and instantly drill-down to powerful historical reports to diagnose the problem. Live Health alerts can also be forwarded to other third-party fault management applications. Easy to deploy and install, our Live Health software provides unmatched end-to-end visibility of the entire internet infrastructure with an assessment of what's likely to fail and why.

CUSTOMER SERVICE

    Concord's post-sales support organization is responsible for providing ongoing technical support and training for our customers. For an annual fee, a customer receives telephone and email support, as well as updated product releases. We offer 24x7 support coverage to customers for an additional fee. We provide a toll-free customer support line to all customers. Support personnel are on call to answer the technical support calls and generally provide same-day responses to questions that cannot be resolved during the initial call. All calls are logged, opened, tracked, and closed with regular updates to the customer, our sales teams and our executive management team. As of December 31, 2000, we employed 40 technical post-sales support personnel, 5 inside sales representatives and one administrative person. In addition, we also had 42 professional service and training personnel who provide services to our customers on a fee-for-service basis.

SALES AND MARKETING

    Concord markets our products in the United States to large and medium-sized organizations, as well as service providers, including telecommunications carriers, ISPs, ASPs, MSPs, systems integrators and outsourcers primarily through a direct sales force, sales agents and through value added resellers
(VARs). Internationally, Concord markets primarily through distributors. Additionally, we have entered into joint marketing and joint development arrangements with a number of companies.

    As of December 31, 2000, Concord had 24 North America sales teams, each comprised of one direct sales person and one or two technical support people targeting the following four regions: East, Central, West and Federal. We had 8 international sales teams, also comprised of one direct sales person and one or two technical support people, targeting the following three geographic regions:
Europe, Middle East and Africa (EMEA); Asia/Pacific; and Latin America. In addition, we employed 42 inside sales and technical management individuals who support both the North America and International Sales teams.

    As of December 31, 2000, we had relationships with 43 North American VARs and 56 international distributors. It is the responsibility of each sales team to manage all sales within its geographic territory by signing up, training, and managing a small number of sales agents, VARs, distributors, network service providers and outsourcers, as well as selling directly to customers. Concord generates sales leads through seminars, trade shows, Internet postings, press articles, referrals, mass mailings and cold calling as well as through relationships with sales agents, distributors, VARs, network service providers and outsourcers.

     As of December 31, 2000, Concord had relationships with over 100 service providers. These service providers offer our products as part of their service offerings. On December 31, 2000, we also had joint marketing and development partners that work with our direct sales force, including ADC Telecommunications, Alcatel, Ascend Communications, Inc., Cabletron Systems, Inc., Cisco Systems, Inc., Fore Systems, Inc., Ganymede, Lucent Technologies, Inc., Micromuse, NetScout Systems, Inc., Nortel Networks, Paradyne, Response Networks, Shomiti and Visual Networks, Inc. We also have a professional services referral program aimed at our key network-consulting partners. Under this program, Concord will provide professional services through these partners directly to our customers.

    As of December 31, 2000, Concord employed 34 marketing personnel who position, promote and market our products. These individuals are engaged in a variety of activities, including direct marketing, public relations, tradeshows, advertising, Internet postings, and seminars. As of December 31, 2000, we employed 129 sales personnel.

PRODUCT DEVELOPMENT

    We believe that our future success depends in large part on our success in enhancing existing products and developing new products that maintain technological competitiveness and deliver value to existing and new customers. We have made and intend to continue to make substantial investments in product development. Extensive product development input is obtained through customers and our monitoring of end user needs and changes in the marketplace.

    Concord introduced the initial version of our Network Health product focused at the LAN and WAN environments in the first quarter of 1995. During 1996, we introduced three additional versions of our Network Health software -- Frame Relay, Router/Switch and Traffic Accountant. During 1997, we introduced two additional versions of Network Health software -- Server and Service Level Reporting. During 1998, we introduced two additional versions of our Network Health product -- ATM and Remote Access. During 1999, we introduced one additional version of our Network Health product -- Response, which is now incorporated into our Application Health product. During 2000, we introduced our eHealth Suite(TM) which offers end-to-end performance, capacity and availability management across applications, systems, and networks. The introduction of the eHealth Suite is the direct result of the integration of the products of Empire Technologies, Inc. and FirstSense Software, Inc. which we acquired in 1999 and 2000, respectively, into our Network Health product: Systems Management from Empire and Application Management, from FirstSense. We also introduced our first Fault Management application, Live Health, which detects and reports performance and availability faults in real time. The eHealth historical database provides the Live Health application the historical context to reduce fault notifications and to detect performance brownouts as well as hard faults. We are now developing a new distributed infrastructure with a focus on large-scale installations and ease of administration. The introduction of new technologies like DSL, VoIP, VPN, SAN, Wireless, and others continually round out the end-to-end solution set. A new Live Health summary display for Network Operation Center (NOC) environments will provide a high level view of overall business health and provide the pivotal point for end-to-end service management. Additionally, a special solution set of products and professional services targeting the service provider market was rolled out in early 2001.

    Concord's total expenses for research and development were $21.1 million, $14.4 million and $9.9 million in 2000, 1999 and 1998, respectively. We anticipate that we will continue to commit substantial resources to research and development in the future and that product development expenses may increase in absolute dollars in future periods. To date, our development efforts have not resulted in any capitalized software development costs. As of December 31, 2000, our product development organization consisted of 128 people.

COMPETITION

    The market for Concord's products is highly competitive and subject to rapid technological change. Although we have experienced limited competition to date from products with comparable capabilities, we expect competition to increase in the future. We currently compete principally on the basis of: (i) the breadth of our products' features; (ii) the automated, scaleable, and cost effective nature of our products; and (iii) our knowledge, expertise and service abilities gained from years of close interaction with customers. While we believe that we currently compete favorably overall with respect to these factors, there can be no assurance that we will be able to continue to do so.

    We compete or may compete directly or indirectly with the following categories of companies:

     (i)   report toolset vendors, such as Desktalk Systems, Inc. and InfoVista;

     (ii) large, well established networking OEMs such as International Business Machines Corporation, Lucent Technologies Inc., Hewlett-Packard Company, and Cabletron Systems, Inc. that have developed network management platforms;

     (iii) developers of network element management solutions such as Cisco Systems, Inc., 3Com Corporation and Nortel Networks, Inc.;

     (iv) to a lesser degree, probe vendors such as NetScout Systems, Inc. and Visual Networks, Inc; and

     (v) enterprise management software, framework and platform providers such as BMC Software, Inc. and Computer Associates, Inc.

    Additional competitors, including large networking or telecommunications equipment manufacturers, telecommunications service providers, and computer hardware and software companies, may enter this market, thereby further intensifying competition. Additionally, there can be no assurance that one or more of our customers may not attempt to develop competing products internally or that one or more of the companies we have developed relationships with, such as the network management platform developers and probe vendors, will not try to develop one or more products that compete more directly with our products.

    Many of our current and prospective competitors have significantly greater financial, sales and marketing, technical and other resources than Concord. As a result, these competitors may be able to devote greater resources to the development, promotion, sale and support of their products than Concord. Moreover, these companies may introduce additional products that are competitive with or better than Concord's products or may enter into strategic relationships to offer better products than those currently offered. There can be no assurance that our products would effectively compete with such new products.

    To remain competitive, we must continue to invest in research and development, sales and marketing, and customer service and support. In addition, as we enter new markets and utilize different distribution channels, the technical requirements and levels and bases of competition may be different than those experienced in our current market. There can be no assurance that we will be able to successfully compete against either current or potential competitors in the future.

PROPRIETARY RIGHTS

    Concord relies on a combination of patent, copyright, trademark and trade secret laws, non-disclosure agreements and other contractual provisions to establish, maintain and protect our proprietary rights in our products. We have nine issued U.S. patents, five pending U.S. patent applications and various foreign counterparts. There can be no assurance that patents that have been or may be issued will not be challenged, invalidated or circumvented, or any rights thereunder will provide protection of Concord's intellectual property rights. Certain technologies used in our products are licensed from third parties, including the database technology employed in our Network Health product family. Such third-party licenses are generally non-exclusive, royalty-based licenses. With respect to the database technology, we are obligated to make minimum fixed price payments to the extent that the royalty under such license does not exceed a certain minimum threshold. The termination of any such licenses, or the failure of the third-party licensors to adequately maintain or update their products, could result in delay in our ability to ship certain of our products while we seek to implement technology offered by alternative sources, and any required replacement licenses could prove costly. While it may be necessary or desirable in the future to obtain other licenses relating to one or more of our products or relating to current or future technologies, there can be no assurance that we will be able to do so on commercially reasonable terms or at all.

REVENUE BY GEOGRAPHIC REGION

    The following table presents Concord's revenue by major geographic regions:

                                           Year ended December 31,
                                   ---------------------------------------------
                                         2000            1999              1998
                                   ----------       ---------         ----------
United States..........            $   62,015       $  54,924         $  34,469
Europe.................                17,290           9,084             5,582
Rest of the World...                   12,179           4,812             1,918
                                   ----------        --------         ----------
Total....................          $   91,484        $ 68,820         $  41,969
                                   ==========        ========         ==========


No one country, except the United States, accounts for greater than 10% of total revenues.

EMPLOYEES

    As of December 31, 2000, we had a total of 454 employees, all but 37 of whom were based in the United States. Of the total, 128 were in research and development, 89 were in customer service, 129 were in sales, 34 were in marketing, 33 were in operations and information technology and 41 were in finance, human resources and administration. Our future performance depends in significant part upon the continued service of our key engineering, technical support and sales personnel. Competition for such personnel is intense and there can be no assurance that we will be successful in attracting or retaining such personnel in the future. None of our employees are represented by a labor union or are subject to a collective bargaining agreement. We have not experienced any work stoppages and consider our relations with our employees to be good.

RISK FACTORS

     References in these risk factors to "we," "our" and "us" refer to Concord Communications, Inc., a Massachusetts corporation. Any investment in our common stock involves a high degree of risk. If any of the following risks actually occur, our business, results of operations and financial condition would likely suffer.

     The information we provide or statements made by our employees may contain forward looking statements. This document contains forward looking statements. Any statements contained in this document that do not describe historical facts are forward looking statements. We make such forward looking statements under the provisions of the "safe harbor" section of the Private Securities Litigation Reform Act of 1995. The forward looking statements contained in this document are based on current expectations, but are subject to a number of risks and uncertainties. In particular, statements contained in Management's Discussion and Analysis of Financial Condition and Results of Operations, which are not historical facts (including, but not limited to, statements concerning: the plans and objectives of management; increases in sales and marketing, research and development, customer support and service, and general and administrative expenses; expectations regarding increased competition and Concord's ability to compete successfully; sustenance of revenue growth; the size, scope and description of Concord's target customer market; future product development, including but not limited to anticipated expense levels to fund product development, acquisitions and the integration of acquired companies; and our expected liquidity and capital resources) constitute forward looking statements. Our actual future results and actions may differ significantly from those stated in any forward looking statements. Factors that may cause such differences include, but are not limited to, the factors discussed below.

OUR FUTURE OPERATING RESULTS ARE UNCERTAIN.

     We changed our focus to network management software in 1991 and commercially introduced our first Network Health(R) product in 1995. We acquired Empire Technologies in October 1999 and FirstSense Software in February 2000, bringing us into the broader performance, availability and fault management market. Accordingly, we have a relatively limited operating history in this broader market upon which you can evaluate our business and prospects. We incurred significant net losses in each of the five fiscal years prior to earning a small profit in 1997, and remaining profitable in 1998, 1999 and 2000. As of December 31, 2000, we had accumulated net losses of $23.5 million. Our limited operating history makes the prediction of future results of operations difficult or impossible. Our prospects must be considered in light of the risks, costs and difficulties frequently encountered by emerging companies, particularly companies in the competitive software industry.

WE CANNOT ASSURE THAT OUR REVENUES WILL GROW OR THAT WE WILL REMAIN PROFITABLE.

     Although we have achieved recent revenue growth and profitability for the fiscal years ended 2000, 1999, and 1998, we cannot assure that we can generate substantial additional revenue growth on a quarterly or annual basis, or that we can sustain any revenue growth that we achieve. In addition, we have increased, and plan to increase further, our operating expenses in order to:

-    fund higher levels of research and development;

-    increase our sales and marketing efforts;

-    develop new distribution channels;

-    broaden our customer support capabilities; and

-    expand our administrative resources in anticipation of future growth.

     To the extent that increases in our expenses precede or are not followed by increased revenue, our profitability will suffer. Our revenue must grow substantially in order for us to remain profitable on a quarterly or annual basis. In addition, in view of recent revenue growth, the rapidly evolving nature of our business and markets, our recent acquisitions and our limited operating history in our current market, we believe that one should not rely on period-to-period comparisons of our financial results as an indication of our future performance. In light of our strong performance in 1998, we used all of our remaining unrestricted tax net operating loss and credit carryforwards in 1998. Accordingly, we recorded a tax provision of $532,600 during 1998, $5.6 million during 1999 and $447,000 for 2000. The continuing restrictions on our future use of our net operating loss carryforwards will severely limit the benefit, if any, we will attribute to this asset.

OUR QUARTERLY OPERATING RESULTS MAY FLUCTUATE.

     We are likely to experience significant fluctuations in our quarterly operating results caused by many factors, including, but not limited to:

-    changes in the demand for our products by customers or groups of customers;

- the timing, composition and size of orders from our customers, including the tendency for significant bookings to occur in the last month of each fiscal quarter;

- our success in integrating products from acquisitions to our current product line;

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

- our success in anticipating and effectively adapting to developing markets and rapidly changing technologies;

-    changes in networking or communications technologies;

-    our success in attracting, retaining and motivating qualified personnel;

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

OUR SUCCESS IS DEPENDENT UPON SALES TO TELECOMMUNICATIONS CARRIERS.

     We derive and likely will continue to derive a significant portion of our revenues from the sales of our products to telecommunications carriers. The domestic telecommunications market has suffered from a turbulent economy during 2000 and Concord has been negatively affected by the downturn in capital spending within this market. Our future performance depends upon telecommunications carriers' increased incorporation of our products and services as part of their package of product and service offerings to end users. Our products may fail to perform favorably in and become an accepted component of the telecommunications carriers' product and service offerings. The volume of sales of our products and services to telecommunications carriers may increase slower than we expect or may decrease.

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

OUR ACQUISITIONS MAY NEGATIVELY IMPACT OUR RESULTS OF OPERATIONS.

     In October 1999, we acquired Empire Technologies, Inc. Empire is a provider of solutions for proactive self-management of UNIX, Linux and Windows NT systems, as well as mission-critical applications. In February 2000, we acquired FirstSense Software, Inc. FirstSense is a provider of application response management solutions. Because these acquisitions have been recorded as "poolings-of-interests" for accounting and financial reporting purposes, we recorded the expenses of these acquisitions, which were substantial, in the period in which each acquisition occurred. The reporting of expenses of each acquisition as a current charge will have a significant adverse impact on our post-acquisition results of operations.

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

OUR FAILURE TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS MAY HARM OUR COMPETITIVE POSITION IN THE FAULT, AVAILABILITY AND PERFORMANCE MANAGEMENT SOFTWARE MARKET.

     Our success depends significantly upon our proprietary technology. We rely on a combination of patent, copyright, trademark and trade secret laws, non-disclosure agreements and other contractual provisions to establish, maintain and protect our proprietary rights. These means afford only limited protection. We have nine issued U.S. patents, five pending U.S. patent applications, and various foreign counterparts. We cannot ensure that patents will issue from our pending applications or from any future applications or that, if issued, any claims allowed will be sufficiently broad to protect our technology. In addition, we cannot assure that any patents that have been or may be issued will not be challenged, invalidated or circumvented, or that any rights granted thereunder would protect our proprietary rights. Failure of any patents to protect our technology may make it easier for our competitors to offer equivalent or superior technology. We have registered or applied for registration for certain trademarks, and will continue to evaluate the registration of additional trademarks as appropriate. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or services or to obtain and use information that we regard as proprietary. Third parties may also independently develop similar technology without breach of our proprietary rights. In addition, the laws of some foreign countries do not protect proprietary rights to as great an extent as do the laws of the United States. In addition, many of our products are licensed under shrinkwrap license agreements that are not signed by licensees. The law governing the enforceability of shrinkwrap license agreement is not settled in most jurisdictions. There can be no guarantee that we would achieve success in enforcing one or more shrinkwrap license agreements if we sought to do so in a court of law.

WE LICENSE CERTAIN TECHNOLOGIES FROM THIRD PARTIES.

     We license from third parties, generally on a non-exclusive basis, certain technologies used in our products. The termination of any such licenses, or the failure of the third-party licensors to maintain adequately or update their products, could result in delay in our shipment of certain of our products while we seek to implement technology offered by alternative sources, and any required replacement licenses could prove costly. While it may be necessary or desirable in the future to obtain other licenses relating to one or more of our products or relating to current or future technologies, we cannot assure that we will be successful in doing so on commercially reasonable terms or at all.

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

PRODUCT DEFECTS COULD RESULT IN LOSS OR DELAY IN MARKET ACCEPTANCE OF OUR PRODUCTS.

     As a result of their complexity, software products may contain undetected errors or failures when first introduced or as new versions are released. We cannot assure that, despite testing by us and testing and use by current and potential customers, errors will not be found in new products for which we begin commercial shipments or, if discovered, that we will successfully correct such errors in a timely manner or at all. The occurrence of errors and failures in our products could result in loss of or delay in market acceptance of our products, and alleviating such errors and failures could require significant expenditure of capital and other resources by us.

WE MAY NOT HAVE SUFFICIENT PROTECTION AGAINST PRODUCT LIABILITY CLAIMS.

     Since our products are used by our customers to predict future network, system and application problems and avoid failures of the network to support critical business functions, design defects, software errors, misuse of our products, incorrect data from network elements or other potential problems within or out of our control that may arise from the use of our products could result in financial or other damages to our customers. We do not maintain product liability insurance. Although our license agreements with our customers typically contain provisions designed to limit our exposure to potential claims as well as any liabilities arising from such claims, such provisions may not effectively protect us against such claims and the liability and costs associated therewith. We provide warranties for our products for a period of time (currently three months) after purchase. Our license agreements generally do not permit product returns by the customer, and product returns for fiscal 2000, 1999 and 1998 represented less than 1.0% of total revenues during each of such periods. We cannot assure that product returns will not increase as a percentage of total revenues in future periods.

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

ITEM 2.  PROPERTIES

     Concord's corporate office and principal facilities are located in Marlboro, Massachusetts. In March 2000 we signed a 7 year operating lease for our principal operating facilities. Aggregate rental payments under the lease will be $17.4 million. This facility accommodates finance, administration and operations, research and development, customer support and marketing. We also lease, on a short-term basis, sales office space in Atlanta, GA, Tustin, CA, Dallas, TX, Stafford, TX, Plymouth, MI, Barrington, IL, Eden Prairie, MN, Seattle, WA, Vienna, VA, Point Pleasant, NJ, Boca Raton, FL, London, England, Munich, Germany, Paris, France, the Netherlands, Australia and Singapore.

ITEM 3.  LEGAL PROCEEDINGS

     Concord is not a party to any litigation that we believe could have a material adverse effect on our business, results of operations and financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2000.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

     Concord effected its initial public offering on October 24, 1997 at a price of $14.00 per share. Since that date, Concord's Common Stock has traded on the Nasdaq National Market under the symbol CCRD. The following table sets forth, for the period indicated, the high and low sales prices for the Common Stock, all as reported by the Nasdaq National Market.

PERIOD                                            High                   Low
                                                 -------               -------
Fiscal 1998:
      First Quarter..........                    $ 30.38               $ 14.81
      Second Quarter.........                      29.38                 21.25
      Third Quarter..........                      46.25                 24.38
      Fourth Quarter.........                      57.38                 28.13
Fiscal Year..................                    $ 57.38               $ 14.81

Fiscal 1999:
      First Quarter..........                    $ 69.75               $ 42.25
      Second Quarter.........                      58.50                 29.63
      Third Quarter..........                      62.13                 32.56
      Fourth Quarter.........                      65.38                 37.38
Fiscal Year..................                    $ 69.75               $ 29.63

Fiscal 2000:
      First Quarter..........                    $ 57.81               $ 32.56
      Second Quarter.........                      42.00                 20.25
      Third Quarter..........                      45.00                 20.88
      Fourth Quarter.........                      26.50                  6.25
Fiscal Year..................                    $ 57.81               $  6.25

As of March 1, 2001, Concord had approximately 7,707 holders of our common stock.

DIVIDEND POLICY

     We currently anticipate that we will retain all future earnings for use in our business and we do not anticipate that it will pay any cash dividends in the foreseeable future. The payment of any future dividends will be at the discretion of our Board of Directors and will depend upon, among other things, future earnings, operations, capital requirements and the general financial condition of the Company, general business conditions and contractual restrictions on payment of dividends, if any.

USE OF PROCEEDS

On October 16, 1997, Concord commenced an initial public offering ("IPO") of 2,900,000 shares of common stock, par value $.01 per share, pursuant to the Company's final prospectus dated October 15, 1997 (the "Prospectus"). The Prospectus was contained in the Company's Registration Statement on Form S-1, which was declared effective by the Securities and Exchange Commission (SEC File No. 333-33227) on October 15, 1997. Of the 2,900,000 shares of Common Stock registered, 2,300,000 shares were offered and sold by the Company and 600,000 shares were offered and sold by certain stockholders of the Company. As part of the IPO, the Company granted the several underwriters an overallotment option to purchase up to an additional 435,000 shares of Common Stock (the "Underwriters' Option"). The IPO closed on October 21, 1997 upon the sale of 2,900,000 shares of Common Stock to the underwriters. The managing underwriters for the IPO were Nationsbanc Montgomery Securities Inc., BancAmerica Roberston Stephens and Wessels, Arnold and Henderson, L.L.C. (the "Representatives"). On October 24, 1997, the Representatives, on behalf of the several underwriters, exercised the Underwriters' Option, purchasing 435,000 additional shares of Common Stock from the Company. The aggregate offering price of the IPO to the public was $40,600,000 (exclusive of the Underwriters' Option), with proceeds to the Company and selling shareholders, after deduction of the underwriting discount, of $29,946,000 (before deducting offering expenses payable by the Company) and $7,812,000 respectively. The aggregate offering price of the Underwriters' Option exercised was $6,090,000, with proceeds to the Company, after deduction of the underwriting discount, of $5,663,700 (before deducting offering expenses payable by the Company). The aggregate amount of expenses incurred by the Company in connection with the issuance and distribution of the shares of Common Stock offered and sold in the IPO were approximately $3.6 million, including $2.7 million in underwriting discounts and commissions and $950,000 in other offering expenses.

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

ISSUANCE OF SECURITIES

     On October 29, 1999, the Company completed a merger with Empire Technologies, Inc. Concord issued an aggregate of 815,248 shares of Concord Common Stock to the stockholders of Empire in the Merger in a private placement transaction pursuant to Section 4(2) under the Securities Act of 1933. A Form S-3 Registration Statement to cover the resale of the securities issued in this merger was declared effective by the Securities and Exchange Commission.

     On February 4, 2000, the Company completed a merger with FirstSense Software, Inc. The Company issued an aggregate of 1,940,000 shares of Concord Common Stock to the stockholders of FirstSense in the Merger in a private placement transaction pursuant to Section 4(2) under the Securities Act of 1933. A Form S-3 Registration Statement to cover the resale of the securities issued in the merger was declared effective by the Securities and Exchange Commission.

     ITEM 6. SELECTED FINANCIAL DATA

(in thousands, except per share data)                                                     Fiscal Year Ended
                                                                   ---------------------------------------------------------------
                                                                   Dec. 31,      Dec. 31,     Dec. 31,      Dec. 31,      Dec. 28,
                                                                     2000          1999         1998          1997          1996
                                                                   --------      --------     --------      --------      --------
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Revenues:

       License revenue ..........................................  $ 69,464      $ 53,924     $ 35,048      $ 18,455      $  8,172
       Services revenue .........................................    22,020        14,896        6,921         2,421         1,162
                                                                   --------      --------     --------      --------      --------
              Total revenues ....................................    91,484        68,820       41,969        20,876         9,334
Cost of revenues ................................................    13,101         8,502        4,884         2,947         1,973
                                                                   --------      --------     --------      --------      --------
Gross profit ....................................................    78,383        60,318       37,085        17,929         7,361
                                                                   --------      --------     --------      --------      --------
Operating expenses:
       Research and development .................................    21,102        14,432        9,880         5,929         4,009
       Sales and marketing ......................................    42,996        29,442       19,885        10,325         7,040
       General and administrative ...............................     8,113         5,337        3,595         2,363         1,177
       Asset impairment charge (Note 13) ........................     2,337            --           --            --            --
       Stock-based compensation (Note 3) ........................       812         3,039         1,126           64            --
       Acquisition-related charges (Note 3) .....................     4,300           551           --            --            --
                                                                   --------      --------     --------      --------      --------
              Total operating expenses ..........................    79,660        52,801       34,486        18,681        12,226
                                                                   --------      --------     --------      --------      --------
Operating (loss) income .........................................    (1,277)        7,517        2,599          (752)       (4,865)
Other income, net ...............................................     3,066         2,964        2,515           367            43
                                                                   --------      --------     --------      --------      --------
              Income (loss) before income taxes ................     1,789        10,481        5,114          (385)       (4,822)
Provision (benefit) for income taxes ............................       447         4,286         (986)         (174)           --
                                                                   --------      --------     --------      --------      --------
Income (loss) before extraordinary items ........................     1,342         6,195        6,100          (211)       (4,822)

Extraordinary items - expense (Note 4)...........................      (216)           --           --            --            --
                                                                   --------      --------     --------      --------      --------
Net income (loss) ...............................................  $  1,126      $  6,195     $  6,100      $   (211)     $ (4,822)
                                                                   ========      ========     ========      ========      ========
Accretion of redeemable preferred stock .........................        --           125          120            44            --
                                                                   --------      --------     --------      --------      --------
Net income (loss) available to common shareholders ..............  $  1,126      $  6,070     $  5,980      $   (255)     $ (4,822)
                                                                   ========      ========     ========      ========      ========
Pro forma provision for income taxes on
       Subchapter S-Corporation income ..........................        --           146           41            --            --
                                                                   --------      --------     --------      --------      --------
Pro forma net income ............................................  $  1,126      $  5,924     $  5,939      $   (255)     $ (4,822)
                                                                   ========      ========     ========      ========      ========
Net income (loss) per common and potential common share:

      Basic .....................................................  $   0.07      $   0.42     $   0.44      $  (0.07)     $  (3.06)
      Diluted ...................................................  $   0.07      $   0.36     $   0.37      $  (0.07)     $  (3.06)
      Pro forma diluted .........................................  $   0.07      $   0.35     $   0.37      $  (0.02)     $  (0.50)

Weighted average common and potential common shares outstanding:

      Basic .....................................................    16,144        14,395       13,570         3,896         1,576
      Diluted ...................................................    16,746        16,722       16,200         3,896         1,576
      Pro forma diluted .........................................    16,746        16,722       16,200        10,473         9,684

(in thousands)                                                      Fiscal Year Ended
                                            -----------------------------------------------------------------
                                            Dec. 31,       Dec. 31,      Dec. 31,     Dec. 31,       Dec. 28,
                                            --------      --------      --------      --------      --------
                                              2000           1999          1998          1997          1996
                                            --------      --------      --------      --------      --------
CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents...............    $ 63,251      $ 63,569      $ 56,619      $ 40,081      $  1,664
Working capital (deficit)...............      54,131        55,213        47,913        36,465        (1,387)
Total assets............................     102,276        89,787        67,981        46,745         5,584
Long-term debt, net of current portion..          --         2,064           242           189           668
Redeemable convertible preferred stock..          --        11,723        11,598         5,471        14,478
Total stockholders' equity (deficit)....      70,746        52,476        41,213        33,389       (15,035)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

        Concord develops, markets and supports next-generation fault, availability and performance management solutions, offering the only integrated management solution spanning systems, applications and networks in real time with historical context. Managing fault, availability and performance across all of these key areas, Concord's products ensure effective management of the internet infrastructure. This end-to-end view of the internet infrastructure in real time, with historical context, provides the critical insights needed to power day-to-day business operations for some of today's most successful corporations and service providers worldwide.

        Concord does not provide forecasts of its future financial performance. From time to time, however, the information provided by Concord or statements made by our employees may contain forward looking statements. In particular, some statements contained in this Annual Report and Concord's Form 10-K for the fiscal year ended December 31, 2000, are not historical statements (including, but not limited to, statements concerning the plan and objectives of management; increases in sales and marketing, research and development and general and administrative expenses (domestically and internationally), Concord's ability to use deferred tax assets, Concord's success in competing in international markets, Concord's expected future profitability and Concord's expected liquidity and capital resources). This document contains forward looking statements. Any statements contained herein that do not describe historical facts are forward looking statements. The Company makes such forward looking statements under the provisions of the "safe harbor" section of the Private Securities Litigation Reform Act of 1995.

        The forward looking statements contained herein are based on current expectations, but are subject to a number of risks and uncertainties. The facts that could cause actual results to differ materially from current expectations include the following: risks of intellectual property rights and litigation, risks in technology development and commercialization, risks in product development and market acceptance of and demand for the Company's products, risks of downturns in economic conditions generally, and in the software, networking and telecommunications industries specifically, risks associated with competition and competitive pricing pressures, risks associated with international sales, risks associated with the Company's recent acquisitions and other risks detailed in the Company's filings with the Securities and Exchange Commission.

        On February 4, 2000, the Company completed its acquisition of all of the capital stock of FirstSense Software, Inc., a Delaware corporation ("FirstSense"). The Company accounted for the transaction as a pooling of interests in accordance with Accounting Principles Board (APB) Opinion No. 16, Accounting for Business Combinations. As required by APB No. 16, the Company restated all of its financial statements to reflect the combined results of both entities for all periods presented. All transactions between the two companies have been eliminated in the combined results. FirstSense is a provider of applications performance and service level management software designed for distributed applications, including packaged, custom and e-business applications.

REVENUES

        Concord's revenues consist of software license revenues and service revenues. Software license revenues are recognized in accordance with the American Institute of Certified Public Accountants' Statement of Position ("SOP") 97-2, Software Revenue Recognition, as modified by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions. Under SOP 97-2, software license revenues are recognized upon execution of a contract and delivery of software, provided that the license fee is fixed and determinable, no significant production, modification or customization of the software is required and collection is considered probable by management. Service revenues are recognized as the services are performed. Maintenance revenues are derived from customer support agreements generally entered into in connection with initial license sales and subsequent renewals. Maintenance revenues are recognized ratably over the term of the maintenance period. Payments for maintenance fees are generally made in advance.

INTERNATIONAL REVENUES

        Concord recognized $27.4 million, $12.0 million and $7.5 million of revenues from international locations in 2000, 1999 and 1998, representing 30.0%, 17.5% and 17.8% of total revenues, respectively. Our revenues from international locations were primarily generated from customers located in Europe. Revenues from customers located in Europe accounted for 18.9%, 13.2% and 13.3% of total revenues in 2000, 1999 and 1998, respectively. The continued increase in revenues from international locations as a percentage of total revenues is primarily the result of Concord's expansion of its operations outside the United States, which has included both the hiring of additional personnel as well as the establishment of additional reseller relation-ships. We believe that continued growth and profitability will require further expansion of our sales, marketing and customer service functions in international markets. We expect to commit additional time and development resources to customizing our products and services for selected international markets.

TOTAL REVENUES

        Total revenues were $91.5 million, $68.8 million and $42.0 million in 2000, 1999 and 1998, respectively, representing increases of 32.9% from 1999 to 2000 and 64.0% from 1998 to 1999.

LICENSE REVENUES

        Concord's license revenues are derived from the licensing of software products. License revenues were $69.5 million, $53.9 million and $35.0 million, in 2000, 1999 and 1998, respectively, representing increases of 28.8% from 1999 to 2000 and 53.9% from 1998 to 1999. License revenues accounted for 75.9%, 78.4% and 83.5% of total revenues in 2000, 1999 and 1998, respectively. The increase in license revenues in absolute dollars resulted from increased penetration of the international markets, increased sales to new customers and additional sales to existing customers for new products and upgrades of existing licenses. The decrease in license revenues as a percent of total revenues was the result of a significant increase in service revenues due to larger service opportunities in the installed customer base. There were no price increases for products during 2000.

SERVICE REVENUES

        Concord's service revenues consist of fees for maintenance, training and professional services. Service revenues were $22.0 million, $14.9 million and $6.9 million in 2000, 1999 and 1998, respectively, representing increases of 47.8% from 1999 to 2000 and 115.2% from 1998 to 1999. Service revenues accounted for 24.1%, 21.6% and 16.5% of total revenues in 2000, 1999 and 1998, respectively. The increase in service revenues was attributable to an increase in the number of customers and the resulting demand for services by these customers.

COST OF REVENUES

        Cost of revenues includes expenses associated with royalty costs, production, fulfillment and product documentation, along with personnel costs associated with providing customer support in connection with maintenance, training and professional services contracts. Royalty costs are composed of third party software costs. Cost of revenues were $13.1 million, $8.5 million and $4.9 million in 2000, 1999 and 1998, respectively, representing increases of 54.1% from 1999 to 2000 and 73.5% from 1998 to 1999. Cost of revenues accounted for 14.3%, 12.4% and 11.6% of total revenues in 2000, 1999 and 1998, respectively, resulting in gross margins of 85.7%, 87.6% and 88.4% in each respective period. The increase in cost of revenues, as well as the decrease in the gross margin percentages, was primarily the result of increased spending for customer support to be more responsive to growing customer needs.

RESEARCH AND DEVELOPMENT EXPENSES

        Research and development expenses consist primarily of personnel costs associated with software development. Research and development expenses were $21.1 million, $14.4 million and $9.9 million in 2000, 1999 and 1998, respectively, representing an increase of 46.2% from 1999 to 2000 and 46.1% from 1998 to 1999. Research and development expenses accounted for 23.1%, 21.0% and 23.5% of total revenues in 2000, 1999 and 1998, respectively. The increase in absolute dollars was primarily due to increased headcount in research and development from 97 to 128 people from 1999 to 2000 and 77 to 97 people from 1998 to 1999. We anticipate that we will continue to commit substantial resources to research and development in the future and that product development expenses may increase in absolute dollars in future periods.

SALES AND MARKETING EXPENSES

        Sales and marketing expenses consist primarily of salaries, commissions to sales personnel and agents, travel, tradeshow participation, public relations and other promotional expenses. Sales and marketing expenses were $43.0 million, $29.4 million and $19.9 million in 2000, 1999 and 1998, respectively, representing an increase of 46.0% from 1999 to 2000 and 48.0% from 1998 to 1999. Sales and marketing expenses accounted for 47.0%, 42.8% and 47.4% of total revenues in 2000, 1999 and 1998, respectively. The increase in absolute dollars was primarily the result of increased headcount to continue to build the direct sales force along with strong channel partners to penetrate the market. Additionally, the costs to market a multi-product, multi-market solution set are higher than the prior single product, single market solution sold in prior years. Headcount in sales and marketing at the end of 2000, 1999 and 1998 was 163, 134 and 83 people, respectively. We anticipate that we will continue to commit substantial resources to sales and marketing in the future and that these expenses may increase in absolute dollars in future periods.

GENERAL AND ADMINISTRATIVE EXPENSES

        General and administrative expenses consist primarily of salaries for financial, accounting, legal, business development, administrative and management personnel. General and administrative expenses were $8.1 million, $5.3 million and $3.6 million in 2000, 1999 and 1998, respectively, representing an increase of 52.0% from 1999 to 2000 and 46.5% from 1998 to 1999. General and administrative expenses accounted for 8.9%, 7.8% and 8.7% of total revenues in 2000, 1999 and 1998, respectively. The increase in absolute dollars reflects an increased number of general and administrative personnel and an increase of costs in general support areas, such as human resources, finance and legal services, which will enable Concord to scale its infrastructure in anticipation of future growth.

ASSET IMPAIRMENT EXPENSE

        Concord acquired a $3 million interest in Broadband Investment Group (Broadband) in September 2000 in exchange for our products and services. In November 2000, Broadband publicly announced that it was ceasing operations and liquidating its remaining assets following its inability to raise additional capital due to unfavorable market conditions. As a result, Concord recorded a charge for approximately $2.3 million to write off its investment in Broadband. The remainder of the carrying value of its Broadband investment was reversed against the related deferred revenue for services not yet rendered.

ACQUISITION-RELATED EXPENSES

        Acquisition-related expenses incurred in 2000 included accounting, legal and investment banking fees associated with the acquisition of FirstSense Software, Inc. Similar expenses were incurred in 1999 for the acquisition of Empire Technologies, Inc. These acquisition-related expenses were approximately $4.3 million and $551,000 in 2000 and 1999, respectively, and they accounted for 4.7% and 0.8% of total revenue in 2000 and 1999, respectively.

OTHER INCOME (EXPENSE), NET

        Other income consists of interest earned on funds available for investment net of interest expense in connection with the financing of capital equipment. Concord realized net other income of $3.1 million, $3.0 million and $2.5 million, respectively, in 2000, 1999 and 1998.

INCOME TAXES

        The difference between the expected combined federal and state tax rate of approximately 40% and Concord's effective tax rate in 2000 relates primarily to the use of currently generated tax credits, favorable tax rates on international sales and previously unrecognized net operating loss carryforwards, partially offset by non-deductible acquisition costs. The 1999 effective tax rate approximates the combined statutory rate. The difference in 1998 relates primarily to the use of substantially all of Concord's unrestricted net operating loss carryforwards and the reduction of the related valuation allowance. In addition, we received a tax benefit of approximately $469,000, $4.9 million and $500,000 pursuant to the exercise of employee stock options in 2000, 1999 and 1998, respectively. We recorded this benefit as a component of additional paid-in capital.

EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT OF DEBT

        The Company recognized an extraordinary loss of $216,000 (net of the related tax benefit of $72,000) in 2000 related to the early extinguishment of certain debt that the Company assumed as a part of the First-Sense acquisition.

LIQUIDITY AND CAPITAL RESOURCES

        Concord has financed its operations primarily through the sale of equity securities and a credit line for equipment purchases. Concord had working capital of $54.1 million at December 31, 2000.

        Net cash provided by operating activities was $8.2 million, $11.5 million and $11.2 million in 2000, 1999 and 1998, respectively. Cash, cash equivalents and marketable securities were $63.3 million, $63.6 million and $56.6 million in 2000, 1999 and 1998, respectively. Deferred revenues increased for the year ended December 31, 2000 by $7.0 million due to an increase in overall sales activity; $5.1 million of this increase came from deferred maintenance contracts and $1.9 million was the result of service and software license sales with remaining contingencies such as completion of services, product acceptance and credit worthiness.

        Investing activities consisted of the acquisition of property and equipment, most notably computer and networking equipment to support the growing employee base and corporate infrastructure and also investments in marketable securities. Concord manages its market risk on its marketable securities by selecting investment grade securities with the highest credit ratings of relatively short duration that trade in highly liquid markets.

        Financing activities consisted primarily of the issuance of common stock and exercise of options during 2000, 1999 and 1998 and the repayment of subordinated debt of FirstSense, following the acquisition of this company.

        Pursuant to the Tax Reform Act of 1986, the utilization of net operating loss (NOL) carryforwards for tax purposes may be subject to an annual limitation if a cumulative change of ownership of more than 50% occurs over a three-year period. As a result of our 1995 preferred stock financings, such a change in ownership has occurred. As a result of this ownership change, the use of the NOL carryforwards will be limited. We have determined that our initial public offering did not cause another ownership change. In addition, NOL carryforwards acquired as a result of the FirstSense acquisition are also restricted as a result of a prior ownership change of FirstSense. Concord has deferred tax assets of approximately $14,914,000 composed primarily of NOL carryforwards and research and development credits. We have partially reserved for these deferred tax assets by recording a valuation allowance of $11,414,000. The net tax asset is based on our estimate of the NOL carryforwards we expect to use in the next two years; all other tax assets have been fully reserved.

        Pursuant to paragraphs 20 to 25 of Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes, Concord considered both positive and negative evidence in assessing the need for a valuation allowance at December 31, 1998 and 1999. The factors that weighed most heavily on our decision to record a valuation allowance were (i) the substantial restrictions on the use of certain of its existing NOL and credit carryforwards and (ii) the uncertainty of future profitability.

        As a result of our ownership change described above, the future use of approximately $6,577,000 of our NOL carryforwards are limited to only $330,000 per year; the substantial majority of such NOL carry-forwards will expire before they can be used. The FirstSense NOL carryforwards are limited to $4.2 million per year. Pursuant to the provisions of SFAS No. 109, we used all of our remaining unrestricted NOL and credit carryforwards in computing the 1998 tax provision. As part of the restatement of our 1999 financial statements to reflect the FirstSense acquisition, we determined that approximately $3.0 million of valuation allowance previously recorded by FirstSense prior to the acquisition was not necessary, given our estimates of future taxable income. Accordingly, pursuant to SFAS No. 109, we recorded an asset and reduced our provision for income taxes in the period in which such NOL carryforwards were generated by FirstSense. We are also subject to rapid technological change, competition from substantially larger competitors, a limited family of products and other related risks.

        As a result, we found the evidence described above to be the most reliable objective evidence available in determining that a valuation allowance against our tax assets would be necessary.

        Concord's NOL deferred tax asset includes approximately $3,750,000 pertaining to the benefit associated with the exercise and subsequent disqualifying disposition of incentive stock options by our employees. When and if we realize this asset, the resulting change in the valuation allowance will be credited directly to additional paid-in capital, pursuant to the provisions of SFAS No. 109.

        Concord received a tax benefit of approximately $469,000, $4.9 million and $500,000 in 2000, 1999 and 1998, respectively, pursuant to the exercise of employee stock options. We recorded this benefit as a component of additional paid-in capital.

        As of December 31, 2000, Concord's principal sources of liquidity included cash and marketable securities. We believe that our current cash and marketable securities and cash provided by future operations will be sufficient to meet our working capital and anticipated capital expenditure requirements for the next 12 months. Although operating activities may provide cash in certain periods, to the extent Concord experiences growth in the future, our operating and investing activities may require significant cash. Consequently, any such future growth may require Concord to obtain additional equity or debt financing.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

DERIVATIVE FINANCIAL INSTRUMENTS, OTHER FINANCIAL INSTRUMENTS AND DERIVATIVE COMMODITY INSTRUMENTS.

        Concord does not invest in derivative financial instruments, other financial instruments or derivative commodity instruments for which fair value disclosure would be required under Statement of Financial Accounting Standards
(SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. All of our investments are in investment grade securities with high credit ratings of relatively short duration that trade in highly liquid markets and are carried at fair value on our books. Accordingly, Concord has no quantitative information concerning the market risk of participating in such investments.

PRIMARY MARKET RISK EXPOSURES.

        Concord's primary market risk exposure is in the area of interest rate risk. Our investment portfolio of cash equivalents is subject to interest rate fluctuations, but we believe this risk is immaterial due to the short-term nature of these investments. Substantially all of our business outside the United States is conducted in U.S. dollar-denominated transactions, whereas our operating expenses in our international branches are denominated in local currency. We have no foreign exchange contracts, option contracts or other foreign hedging arrangements. We believe that the operating expenses of our foreign operations are immaterial, and therefore any associated market risk is unlikely to have a material adverse effect on our business, results of operations or financial condition.

        Concord's current export sales are denominated in United States dollars. To the extent that international sales continue to be denominated in United States dollars, an increase in the value of United

States dollar relative to other currencies could make our products and services more expensive and, therefore, potentially less competitive in international markets.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Concord's financial statements together with the related notes and the report of Arthur Andersen LLP and KPMG LLP, independent accountants, are set forth beginning on page F-1 of Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                    PART III

ITEM 10.  DIRECTORS AND OFFICERS OF THE REGISTRANT

        The information under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" as set forth in the Concord's Proxy Statement for its annual stockholders' meeting to be held April 25, 2001 is incorporated herein by reference.

     Our executive officers and their ages as of December 31, 2000 are as follows:

    NAME                   AGE   POSITION
    John A. Blaeser.....   59    Chief Executive Officer, President and Director

    Melissa H. Cruz ....   38    Executive Vice President, Business Services
                                 Chief Financial Officer, Clerk and Treasurer

    Kevin J. Conklin....   47    Executive Vice President, Business Development

    Ferdinand Engel.....   52    Executive Vice President, Engineering and
                                 Chief Technology Officer

    John Hamilton.......   48    Executive Vice President, Worldwide Sales and
                                 Technical Services

    Ellen Kokos.........   48    Executive Vice President, Marketing

      Set forth below is certain information relating to each executive officer's business experience:

     John A. Blaeser has been Concord's Chief Executive Officer and President since January 1996 and a director of Concord since 1985. Prior to joining Concord, from 1991 until 1996, Mr. Blaeser was Managing General Partner of EG&G Venture Management, a venture capital firm.

     Melissa H. Cruz has been Concord's Executive Vice President, Business Services and Chief Financial Officer since April 2000, Vice President Finance from January 2000 until April, 2000, Director of Finance from August 1998 until January 2000 and Manager, Financial Planning from August 1997 until August 1998. Prior to joining Concord, Ms. Cruz was Director of Finance at SeaChange International, Inc. from November 1996 to August 1997, International Controller at Bay Networks, Inc. from November 1993 to July 1996 and from December 1984 to November 1993, Ms. Cruz held a variety of financial management roles at Digital Equipment Corporation.

     Kevin J. Conklin has been Concord's Executive Vice President, Business Development since April 2000, Senior Vice President of Marketing from September 1999 until April 2000 and Vice President of Marketing of Concord from March 1994 until September 1999. Prior to joining Concord, Mr. Conklin was Vice President of Product Marketing and Development at Artel Communications, Inc. from June 1993 until joining Concord in March 1994, and from July 1991 to June 1993 Mr. Conklin served as Director of Marketing at Artel Communications.

     Ferdinand Engel has been Concord's Executive Vice President of Engineering and Chief Technology Officer since April 2000, Senior Vice President of Engineering of Concord from September 1999 until April 2000 and Vice President of Engineering of Concord from 1989 until September 1999. Prior to joining Concord, Mr. Engel was Vice President of Engineering for Technology Concepts at Bell Atlantic Corp.

     John Hamilton has been Concord's Executive Vice President of International Sales and Technical Service since November 2000, Vice President of Worldwide Sales from April 2000 until November 2000, Vice President North American Sales from September 1999 until April 2000 and National Sales Director from July 1997 until September 1999. Prior to joining Concord, Mr. Hamilton was Area Vice President at FTP Software, Inc. from February 1996 until July 1997 and from February 1995 until February 1996, Mr. Hamilton was the national sales manager for Oxford & Associates, Inc. He also held various management positions at EMC Corporation, Stratus Corporation and International Business Machines Corporation.

     Ellen Kokos has been Concord's Executive Vice President, Marketing since January 2001. Prior to joining Concord, Ms. Kokos was Vice President at Epicon, Inc. from November 1998 until September 2000. From July 1996 until September 1997, Ms. Kokos was Vice President, Marketing at Agile Networks, a subsidiary of Lucent Technologies. In 1995, Ms. Kokos was Corporate Vice President, Marketing at Chipcom prior to its acquisition by 3COM Corporation. Ms. Kokos also held executive positions at Digital Equipment Corporation, Novell, Inc. and Sun Microsystems, Inc.

ITEM 11.  EXECUTIVE COMPENSATION

        The information under the caption "Executive Compensation" as set forth in the Company's Proxy Statement for its annual stockholders' meeting to be held April 25, 2001 is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information under the caption "Securities Ownership of Certain Beneficial Owners and Management" as set forth in Concord's Proxy Statement for its annual stockholders' meeting to be held April 25, 2001 is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Not applicable.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)     The following documents are filed as part of this Form:

            1.  Consolidated Financial Statements:                                       Page Number
            Reports of Independent Public Accountants                                        F-1
            Consolidated Balance Sheets:
              December 31, 2000 and December 31, 1999                                        F-3

            Consolidated Statements of Income:
              Years ended December 31, 2000, December 31, 1999 and December 31, 1998         F-4
            Consolidated Statements of Stockholders' Equity:
              Years ended December 31, 2000, December 31, 1999 and December 31, 1998         F-5
            Consolidated Statements of Cash Flows:
              Years ended December 31, 2000, December 31, 1999 and December 31, 1998         F-6
            Notes to the Consolidated Financial Statements                                   F-7

            2.  Consolidated Financial Statement Schedules

            Schedule II - Valuation and Qualifying Accounts
              Included in Item 11 of Notes to the Consolidated Financial Statements

            3.  Exhibits:

            See Index to Exhibits.  The Exhibits listed in the accompanying
                Index to Exhibits are filed or incorporated by reference as part of this report.

(b)     Reports on Form 8-K:

            None.

            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors of
Concord Communications, Inc.:

   We have audited the accompanying consolidated balance sheets of Concord Communications, Inc. (a Massachusetts corporation) as of December 31, 2000 and December 31, 1999, and the related consolidated statements of income, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of FirstSense Software, Inc., a company acquired during 2000 in a transaction accounted for as a pooling of interests, as discussed in
Note 3(b). Such statements are included in the consolidated financial statements of Concord Communications, Inc. and reflect total assets of 6% as of December 31, 1999 and total revenues of 2% and 1%, respectively, for each of the two years in the period ended December 31, 1999, of the related consolidated totals. These statements were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to amounts included for FirstSense Software, Inc., is based solely on the report of the other auditors.

   We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

   In our opinion, based on our audits and the report of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Concord Communications, Inc. as of December 31, 2000 and December 31, 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in United States.

                                                    /s/ Arthur Andersen LLP
                                                    ARTHUR ANDERSEN LLP




Boston, Massachusetts
January 19, 2001

            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




   The Board of Directors
   FirstSense Software, Inc.:

   We have audited the balance sheet of FirstSense Software, Inc. as of December 31, 1999 and the related statements of operations, stockholders' (deficit) equity, and cash flows for the years ended December 31, 1999 and 1998 (not presented herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FirstSense Software, Inc. as of December 31, 1999 and the results of its operations and its cash flows for the years ended December 31, 1999 and 1998, in conformity with generally accepted accounting principles.

                                                        /s/ KPMG LLP
                                                          KPMG LLP


   Boston, Massachusetts
   April 5, 2000

                          CONCORD COMMUNICATIONS, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                                    December 31,               December 31,
                                                                                        2000                       1999
                                                                                    ------------               ------------
ASSETS
Current Assets:
    Cash, cash equivalents and marketable securities ...........................    $ 63,251,427               $ 63,569,201
    Accounts receivable, net of allowance of $1,525,965
      and $971,490 in 2000 and 1999, respectively ..............................      20,000,193                 13,976,929
    Prepaid expenses and other current assets ..................................       2,409,350                  1,191,147
                                                                                    ------------               ------------
        Total current assets ...................................................      85,660,970                 78,737,277
                                                                                    ------------               ------------
Equipment and Improvements, at cost:
    Equipment ..................................................................      16,085,465                  9,024,983
    Leasehold improvements .....................................................       6,080,105                  3,110,369
                                                                                    ------------               ------------
                                                                                      22,165,570                 12,135,352
    Less -- Accumulated depreciation and amortization ..........................       9,140,170                  4,085,950
                                                                                    ------------               ------------
                                                                                      13,025,400                  8,049,402
                                                                                    ------------               ------------
Deferred Tax Asset .............................................................       3,500,000                  3,000,000
Other Long-Term Assets .........................................................          89,689                         --
                                                                                    ------------               ------------
        Total long-term assets .................................................       3,589,689                  3,000,000
                                                                                    ------------               ------------
                                                                                    $102,276,059               $ 89,786,679
                                                                                    ============               ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:

    Current portion of long-term debt ..........................................    $         --               $    898,462
    Accounts payable ...........................................................       3,117,627                  2,120,418
    Accrued expenses ...........................................................      11,108,921                 10,243,909
    Deferred revenue ...........................................................      17,303,928                 10,261,334
                                                                                    ------------               ------------
        Total current liabilities ..............................................      31,530,476                 23,524,123
                                                                                    ------------               ------------
    Long-term debt, less current portion .......................................              --                  2,064,004
                                                                                    ------------               ------------

Commitments and Contingencies (Note 8)
    Redeemable Preferred Stock (Note 6):
        Series A Redeemable Convertible Preferred Stock, $0.01 par value;
        5,500,000 shares authorized; 5,471,465 shares issued and outstanding
        at December 31, 1999 (aggregate liquidation value $5,471,465) ..........              --                  4,744,115

    Series B Redeemable Convertible Preferred Stock, $0.01 par value;
        2,920,000 shares authorized and 2,800,000 issued and outstanding at
        December 31, 1999 (aggregate liquidation value $7,000,000) .............              --                  6,978,902
                                                                                    ------------               ------------
    Total redeemable preferred stock ...........................................              --                 11,723,017
                                                                                    ------------               ------------
Stockholders' Equity:
Common Stock, $0.01 par value:
    Authorized -- 50,000,000 shares

     Issued and outstanding -- 16,554,944 and
     14,809,533 shares at December 31, 2000
     and 1999, respectively ....................................................         165,549                    148,095
    Additional paid-in capital .................................................      95,479,340                 81,922,240
    Deferred compensation ......................................................      (1,509,880)                (3,557,794)
    Accumulated other comprehensive income (loss) ..............................         135,159                 (1,386,125)
    Accumulated deficit ........................................................     (23,524,585)               (24,650,881)
                                                                                    ------------               ------------
        Total stockholders' equity .............................................      70,745,583                 52,475,535
                                                                                    ------------               ------------
                                                                                    $102,276,059               $ 89,786,679
                                                                                    ============               ============

The accompanying notes are an integral part of these consolidated financial statements.

                          CONCORD COMMUNICATIONS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME

                                                                                             Year Ended December 31,
                                                                                ------------------------------------------------
                                                                                    2000              1999              1998
                                                                                ------------      ------------      ------------
Revenues:
     License revenues .......................................................   $ 69,463,790      $ 53,924,271      $ 35,047,711
     Service revenues .......................................................     22,020,064        14,896,175         6,920,723
                                                                                ------------      ------------      ------------
           Total revenues ...................................................     91,483,854        68,820,446        41,968,434
Cost of Revenues ............................................................     13,101,272         8,502,291         4,883,811
                                                                                ------------      ------------      ------------
           Gross profit .....................................................     78,382,582        60,318,155        37,084,623
                                                                                ------------      ------------      ------------
Operating Expenses:
     Research and development ...............................................     21,101,448        14,432,334         9,879,812
     Sales and marketing ....................................................     42,996,124        29,442,304        19,884,752
     General and administrative .............................................      8,113,239         5,336,912         3,595,052
     Asset impairment charge (Note 13) ......................................      2,336,465                --                --
     Stock-based compensation (Note 5) ......................................        812,333         3,038,796         1,126,156
     Acquisition-related charges  (Note 3) ..................................      4,300,000           550,601                --
                                                                                ------------      ------------      ------------
           Total operating expenses .........................................     79,659,609        52,800,947        34,485,772
                                                                                ------------      ------------      ------------
               Operating (loss) income ......................................     (1,277,027)        7,517,208         2,598,851
                                                                                ------------      ------------      ------------
Other Income (Expense):
      Interest income .......................................................      3,066,333         3,136,026         2,611,289
      Interest expense ......................................................             --           (39,560)             (514)
      Other expense .........................................................             --          (132,809)          (95,211)
                                                                                ------------      ------------      ------------
           Total other income, net ..........................................      3,066,333         2,963,657         2,515,564
                                                                                ------------      ------------      ------------
           Income  before income taxes ......................................      1,789,306        10,480,865         5,114,415
Provision for (benefit from) income taxes ...................................        447,000         4,285,509          (985,822)
Income before extraordinary items ...........................................      1,342,306         6,195,356         6,100,237
Extraordinary loss on early extinguishment of debt, net of tax
   benefit of $72,000 (Note 4) ..............................................       (216,010)               --                --
                                                                                ------------      ------------      ------------
Net income ..................................................................   $  1,126,296      $  6,195,356      $  6,100,237
                                                                                ============      ============      ============
Accretion of redeemable preferred stock .....................................             --           125,285           120,420
                                                                                ------------      ------------      ------------
Net income applicable to common stockholders ................................   $  1,126,296      $  6,070,071      $  5,979,817
                                                                                ============      ============      ============
Pro forma provision for income taxes on
    Subchapter S-Corporation income (unaudited) .............................             --           146,325            41,400
                                                                                ------------      ------------      ------------

Pro forma net income (unaudited) ............................................   $  1,126,296      $  5,923,746      $  5,938,417
                                                                                ============      ============      ============

Net income per common and potential common share:

      Basic .................................................................   $       0.07      $       0.42      $       0.44
                                                                                ============      ============      ============

     Diluted ................................................................   $       0.07      $       0.36      $       0.37
                                                                                ============      ============      ============

     Pro forma diluted (unaudited) ..........................................   $       0.07      $       0.35      $       0.37
                                                                                ============      ============      ============

Weighted average common and potential common shares outstanding:

     Basic ..................................................................     16,143,867        14,395,339        13,569,640
                                                                                ============      ============      ============
     Diluted ................................................................     16,745,742        16,722,140        16,199,651
                                                                                ============      ============      ============
     Pro forma diluted (unaudited) ..........................................     16,745,742        16,722,140        16,199,651
                                                                                ============      ============      ============

The accompanying notes are an integral part of these consolidated financial statements.

                          CONCORD COMMUNICATIONS, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                   COMMON STOCK
                                                             ----------------------
                                                                                         ADDITIONAL
                                                               NUMBER       $.01           PAID-IN           DEFERRED
                                                             OF SHARES    PAR VALUE        CAPITAL         COMPENSATION
                                                             ----------   ---------      ------------      ------------
BALANCE, DECEMBER 31, 1997                                   12,501,019    $125,010      $68,168,994       $  (328,595)
  Shares issued in connection with
   employee stock plans                                       1,021,421      10,214        1,495,575                --
  Accretion of dividends on
   Preferred stock                                                   --          --         (120,420)               --
  Tax benefit associated with employee
   Stock options                                                     --          --          500,000                --
  Deferred compensation related to
   grants of stock options and                                       --          --          484,500          (484,500)
   restricted  stock
  Amortization of deferred compensation
   related to grants of stock options                                --          --               --           125,156

  Unrealized gains on available-for- sale
   securities                                                        --          --               --                --

  Distribution to shareholders                                       --          --               --                --

  Net income                                                         --          --               --                --
                                                            -----------    --------      -----------       -----------
  Comprehensive Income

BALANCE, DECEMBER 31, 1998                                   13,522,440     135,224       70,528,649          (687,939)

  Shares issued in connection with
   employee stock plans                                       1,287,093      12,871        2,844,365                --

  Accretion of dividends on  preferred
   stock                                                             --          --         (125,285)               --

  Tax benefit associated with employee
   stock options                                                     --          --        4,900,000                --

 Deferred compensation related to
   grants of stock options and                                       --          --        3,417,025        (3,417,025)
   restricted  stock
 Amortization of deferred compensation
   related to grants of stock options                                --          --               --           547,170

  Issuance of warrants                                               --          --          357,486                --

  Unrealized gains on available-for-
   Sale securities                                                   --          --               --                --

  Distribution to shareholders                                       --          --               --                --

  Net income                                                         --          --               --                --
                                                            -----------    --------      -----------       -----------
  Comprehensive Income

BALANCE, DECEMBER 31, 1999                                   14,809,533     148,095       81,922,240        (3,557,794)


  Shares issued in connection with
   employee stock plans                                         474,762       4,748        2,193,416                --

  Conversion of redeemable preferred stock                    1,252,616      12,526       11,710,491                --

  Exercise of warrants                                           18,033         180          419,820                --
  Tax benefit associated with employee
   stock options                                                     --          --          468,954                --

  Deferred compensation related to
   grants of stock options and                                       --          --       (1,235,581)        1,235,581
   restricted  stock
  Amortization of deferred compensation
   related to grants of stock options                                --          --               --           812,333

  Unrealized gains on available-for-
   sale securities                                                   --          --               --                --

  Net income                                                         --          --               --                --
                                                            -----------    --------      -----------       -----------
  Comprehensive Income

BALANCE, DECEMBER 31, 2000                                   16,554,944    $165,549      $95,479,340       $(1,509,880)
                                                            ===========    ========      ===========       ===========


                                                                                 ACCUMULATED
                                                                                    OTHER
                                                              ACCUMULATED       COMPREHENSIVE                   COMPREHENSIVE
                                                                DEFICIT            INCOME           TOTAL         INCOME
                                                             -------------      -------------   -----------     -------------
BALANCE, DECEMBER 31, 1997                                   $(33,505,297)      $    19,750     $34,479,862             --
  Shares issued in connection with
   employee stock plans                                                --                --       1,505,789             --
  Accretion of dividends on
   Preferred stock                                                     --                --        (120,420)            --
  Tax benefit associated with employee
   Stock options                                                       --                --         500,000             --
  Deferred compensation related to
   grants of stock options and                                         --                --              --             --
   restricted  stock
  Amortization of deferred compensation
   related to grants of stock options                                  --                --         125,156             --

  Unrealized gains on available-for- sale
   securities                                                          --           129,856         129,856             --

  Distribution to shareholders                                 (1,507,938)               --      (1,507,938)            --

  Net income                                                    6,100,237                --       6,100,237      6,100,237
                                                             ------------       -----------     -----------    -----------
  Comprehensive Income                                                                                           6,230,093

BALANCE, DECEMBER 31, 1998                                    (28,912,998)          149,606      41,212,542             --

  Shares issued in connection with
   employee stock plans                                                --                --       2,857,236             --

  Accretion of dividends on  preferred
   stock                                                               --                --        (125,285)            --

  Tax benefit associated with employee
   stock options                                                       --                --       4,900,000             --

  Deferred compensation related to
   grants of stock options and                                         --                --              --             --
   restricted  stock
  Amortization of deferred compensation
   related to grants of stock options                                  --                --         547,170             --

  Issuance of warrants                                                 --                --         357,486             --

  Unrealized gains on available-for-
   Sale securities                                                     --        (1,535,731)     (1,535,731)    (1,535,731)

  Distribution to shareholders                                 (1,933,239)               --      (1,933,239)            --

  Net income                                                    6,195,356                --       6,195,356      6,195,356
                                                             ------------       -----------     -----------    -----------
  Comprehensive Income                                                                                           4,659,625

BALANCE, DECEMBER 31, 1999                                    (24,650,881)       (1,386,125)     52,475,535              _


  Shares issued in connection with
   employee stock plans                                                --                --       2,198,164             --

  Conversion of redeemable preferred stock                             --                --      11,723,017             --

  Exercise of warrants                                                                              420,000
  Tax benefit associated with employee
   stock options                                                       --                --         468,954             --

  Deferred compensation related to
   grants of stock options and                                         --                --              --             --
   restricted  stock
  Amortization of deferred compensation
   related to grants of stock options                                  --                --         812,333             --

  Unrealized gains on available-for-
   sale securities                                                     --         1,521,284       1,521,284      1,521,284

  Net income                                                    1,126,296                --       1,126,296      1,126,296
                                                             ------------       -----------     -----------    -----------
  Comprehensive Income                                                                                         $ 2,647,580
                                                                                                               ===========
BALANCE, DECEMBER 31, 2000                                   $(23,524,585)      $   135,159     $70,745,583
                                                             ============       ===========     ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          CONCORD COMMUNICATIONS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    Year Ended December 31,
                                                                        ----------------------------------------------
                                                                            2000             1999             1998
                                                                        ------------     ------------     ------------
Cash Flows from Operating Activities:
      Net income ...................................................    $  1,126,296     $  6,195,356     $  6,100,237
      Adjustments to reconcile net income to net cash
      provided by operating activities-
            Depreciation and amortization ..........................       5,104,220        2,280,469          967,223
            Gain on sale of fixed assets ...........................              --               --           (6,720)

            Stock-based compensation ...............................         812,333          547,170          125,156
            Amortization of debt issuance costs ....................              --           59,502               --

            Deferred tax benefit ...................................        (500,000)      (1,307,194)      (1,518,422)

      Changes in current assets and liabilities:

            Accounts receivable ....................................      (6,023,264)      (8,339,081)      (1,844,907)
            Prepaid expenses and other currents assets .............      (1,218,203)        (725,395)        (297,234)
            Accounts payable .......................................         997,209        1,120,144        1,878,711
            Accrued expenses .......................................         865,012        2,073,466        2,040,316
            Deferred revenue .......................................       7,042,594        4,740,055        3,286,601
            Tax benefit  associated with exercise of options .......         468,954        4,900,000          500,000
                                                                        ------------     ------------     ------------
              Net cash provided by operating activities ............       8,675,151       11,544,492       11,230,961
                                                                        ------------     ------------     ------------

Cash Flows from Investing Activities:
      Purchases of equipment and improvements ......................     (10,080,218)      (6,883,305)      (2,270,586)
      Proceeds received on sale of fixed assets ....................              --               --           15,000

      Change in other assets .......................................         (89,689)              --               --

      Net sales (purchases)of investments in marketable securities .       1,934,795      (15,237,724)     (10,296,851)
                                                                        ------------     ------------     ------------
              Net cash used in investing activities ................      (8,235,112)     (22,121,029)     (12,552,437)
                                                                        ------------     ------------     ------------

Cash Flows from Financing Activities:
      Proceeds form bank borrowings ................................              --        3,120,736          362,346

      Repayments of bank borrowings ................................      (2,962,466)        (219,765)         (30,195)


      Distribution to shareholders .................................              --       (1,933,239)      (1,507,938)

      Proceeds from issuance of common stock and
        redeemable preferred stock .................................       2,198,164        2,857,236        8,478,789
      Proceeds from exercise of warrants ...........................         420,000               --               --
                                                                        ------------     ------------     ------------
              Net cash (used in) provided by financing activities ..        (344,302)       3,842,968        7,303,002
                                                                        ------------     ------------     ------------
Net Increase (Decrease) in Cash and Cash Equivalents ...............          95,737       (6,751,569)       5,981,526
      Cash and Cash Equivalents, beginning of year .................      10,629,528       17,381,097       11,399,571
                                                                        ------------     ------------     ------------
      Cash and Cash Equivalents, end of year .......................    $ 10,725,265     $ 10,629,528     $ 17,381,097
                                                                        ============     ============     ============

Supplemental Disclosure of Cash Flow information:
      Cash paid for interest .......................................    $     19,810     $     93,848     $     28,135
                                                                        ============     ============     ============
      Cash paid for taxes ..........................................    $    819,295     $    341,837     $     46,159
                                                                        ============     ============     ============

Supplemental Disclosure of Noncash Transactions:
      Deferred compensation related to grants of stock options .....    $ (1,235,581)    $  3,417,025     $    484,500
                                                                        ============     ============     ============
      Conversions of redeemable convertible preferred stock
         to common stock ...........................................    $ 11,723,017     $         --     $         --
                                                                        ============     ============     ============

      Unrealized gain (loss) on available-for-sale securities ......    $  1,521,284     $ (1,535,731)    $    129,856
                                                                        ============     ============     ============
      Retirement of fully depreciated fixed assets .................    $         --     $         --     $  4,330,000
                                                                        ============     ============     ============

The accompanying notes are an integral part of these consolidated financial statements.

                          CONCORD COMMUNICATIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2000

(1)  ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

     Concord Communications, Inc. (the Company or Concord) is primarily engaged in the development and sale of next-generation fault, availability and performance management solutions to companies principally in the United States, Europe, Latin America and Asia Pacific.

     The Company is subject to the risks associated with emerging, technology-oriented companies. Primary among these risks are competition from substitute products and the ability to successfully develop and market the Company's current and future products.

(a)  Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

(b)  Cash, Cash Equivalents and Marketable Securities

     The Company follows the provisions of Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company has classified its marketable securities as available-for-sale and recorded them at fair value, with the unrealized gains and losses reported as a separate component of stockholders' equity. The Company considers highly liquid investments, purchased with an original maturity of 90 days or less, to be cash equivalents. Cash and cash equivalents are $10,725,265 and $10,629,528 at December 31, 2000 and 1999, respectively.

(c)  Revenue Recognition

     The Company's revenues consist of software license revenues and service revenues. Software license revenues are recognized in accordance with the American Institute of Certified Public Accountants' Statement of Position ("SOP") 97-2, Software Revenue Recognition, as modified by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition with respect to Certain Transactions. Under SOP 97-2, software license revenues are recognized upon execution of a contract and delivery of software, provided that the license fee is fixed and determinable, no significant production, modification or customization of the software is required and collection is considered probable by management. Revenues under multiple element arrangements, which typically include software products and maintenance sold together, are allocated to each element using the residual method in accordance with 98-9. Service revenues are recognized as the services are performed. Maintenance revenues are derived from customer support agreements generally entered into in connection with initial license sales and subsequent renewals. Maintenance revenues are recognized ratably over the term of the maintenance period. Payments for maintenance fees are generally made in advance.

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

(f)  Concentration of Credit Risk and Significant Customers

     SFAS No. 105, Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk, requires disclosure of any significant off-balance-sheet and credit risk concentrations. The Company has no significant off-balance-sheet or concentration of credit risk exposure such as foreign exchange contracts, option contracts or other foreign hedging arrangements. The Company maintains its cash, cash equivalents and marketable securities with established financial institutions. The Company does not believe it has accounts receivable collection risk in excess of existing reserves. For the years ended December 31, 2000, 1999 and 1998, no individual customer accounted for more than 10% of revenue or accounts receivable.

(g)  Derivative Instruments

     The Company does not have any derivative financial instruments that require accounting or disclosure under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.

(h)  Reclassifications

     Certain amounts in the prior year's financial statements have been reclassified to conform to the current year's presentation.

(i)  Software Development Costs

     SFAS No. 86, Accounting for the Costs of Computer Software to be sold, Leased or Otherwise Marketed, requires the capitalization of certain computer software development costs incurred after technological feasibility is established. The Company believes that once technological feasibility of a software product has been established, the additional development costs incurred to bring the product to a commercially acceptable level are not significant. There were no capitalized software development costs at December 31, 2000 or 1999.

(j)  Net Income per Share

     The Company computes earnings per share following the provisions of SFAS No. 128, Earnings per Share. SFAS No. 128 establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. The dilutive effect of potential common shares in 2000, in 1999 and 1998, consisting of outstanding stock options and warrants and convertible preferred stock (in 2000 and 1999) is determined using the treasury method and the if-converted method, respectively, in accordance with SFAS No. 128. Pro forma diluted net income per common and potential common share assumes earnings from Empire Technologies, Inc., an acquired Subchapter S-Corporation accounted for as a pooling-of-interests (Note 3), were taxed at the Company's effective tax rate.

     Calculations of basic, diluted and pro forma diluted net income per common share and potential common share are as follows:

                                                                               Year Ended December 31,
                                                                          2000           1999           1998
                                                                      -----------    -----------    -----------
Net income applicable to common stockholders .....................    $ 1,126,296    $ 6,070,071    $ 5,979,817
                                                                      -----------    -----------    -----------
  Pro forma provision for income taxes on Subchapter
      S-Corporation income (unaudited) ...........................             --        146,325         41,400
                                                                      -----------    -----------    -----------
 Pro forma net income (unaudited) ................................    $ 1,126,296    $ 5,923,746    $ 5,938,417
                                                                      ===========    ===========    ===========

Weighted average common shares outstanding .......................     16,143,867     14,395,339     13,569,640
Potential common shares pursuant to stock options ................        498,301      1,083,906      1,492,317
Potential common shares pursuant to conversion of
  Redeemable convertible preferred stock .........................        103,574      1,242,895      1,137,694
                                                                      -----------    -----------    -----------
Diluted and pro forma diluted (unaudited) weighted average shares      16,745,742     16,722,140     16,199,651
                                                                      ===========    ===========    ===========

Basic net income per common share ................................    $      0.07    $      0.42    $      0.44
                                                                      ===========    ===========    ===========

Diluted net income per common and potential common share .........    $      0.07    $      0.36    $      0.37
                                                                      ===========    ===========    ===========

Pro forma diluted net income per common and potential common share    $      0.07    $      0.35    $      0.37
                                                                      ===========    ===========    ===========


     The extraordinary loss in 2000 (Note 4) reduced basic, diluted and pro forma income by $0.01.

     Diluted weighted average shares outstanding do not include 1,880,310, 738,801 and 41,632 common equivalent shares for the years ended December 31, 2000, 1999 and 1998, respectively, as their effect would have been antidilutive.

(2)  MARKETABLE SECURITIES

     It is the Company's intent to maintain a liquid investment portfolio to support current operations and to take advantage of investment opportunities; therefore, all marketable securities are considered to be available-for-sale and are classified as current assets. The amortized cost, unrealized gains (losses) and fair value of marketable securities available-for-sale as of December 31, 2000 with maturity dates from January 1, 2001 through October 17, 2007, are as follows:

                                                               Amortized     Unrealized Gains       Fair
                                                                 Cost            (Losses)           Value
                                                              -----------    ----------------     -----------
US government and municipal obligations ..................    $29,700,805        $    163,644     $29,864,449
Foreign government obligations ...........................      1,027,063              27,342       1,054,405

Corporate bonds and notes ................................     24,186,700             (55,827)     24,130,873
                                                              -----------    ----------------     -----------
                                                               54,914,568             135,159      55,049,727
Less: Cash equivalents ...................................      2,523,565                  --       2,523,565
                                                              -----------    ----------------     -----------
Available-for-sale marketable securities .................    $52,391,003        $    135,159     $52,526,162
                                                              ===========    ================     ===========

     The amortized cost, unrealized gains (losses) and fair value of marketable securities available-for-sale as of December 31, 1999 with maturity dates from January 1, 2000 through April 20, 2004, are as follows:

                                                       Amortized      Unrealized Gains       Fair
                                                          Cost            (Losses)           Value
                                                      ------------    ----------------   -----------
US government and municipal obligations ..........    $ 18,121,819      $   (699,459)    $17,422,360
Corporate bonds and notes ........................      39,164,353          (686,666)     38,477,687
                                                      ------------      ------------     -----------
                                                        57,286,172        (1,386,125)     55,900,047
Less: Cash equivalents ...........................       2,960,374                --       2,960,374
                                                      ------------      ------------     -----------
Available-for-sale marketable securities .........    $ 54,325,798      $ (1,386,125)    $52,939,673
                                                      ============      ============     ===========

(3)  ACQUISITIONS

(a)  Empire Technologies, Inc.

     On October 29, 1999, the Company issued 815,248 shares of common stock for all of the issued and outstanding shares of Empire Technologies, Inc. ("Empire") in a transaction accounted for as a pooling-of-interests. Accordingly, all prior-period financial statements presented have been restated as required by Accounting Principles Board (APB) Opinion No. 16, Accounting for Business Combinations. All intercompany transactions have been eliminated as a part of the restatement.

     As a part of the transaction, the Company incurred direct, acquisition-related charges of approximately $551,000. All of such costs were expensed upon the completion of the Empire acquisition. Also, as part of the transaction, the Company assumed an obligation related to Empire's existing stock appreciation rights plan. Pursuant to the terms of the only grant under this plan, the Company settled this obligation in cash within 30 days of closing. The expense relating to the grant was recognized from the date of grant through the date of settlement.

(b)  FirstSense Software, Inc.

     On February 4, 2000, the Company completed the acquisition of FirstSense Software, Inc. (FirstSense). Under the terms of the agreement, the shareholders and option holders received an aggregate of 1,940,000 Company shares to effect the business combination. The transaction has been accounted for as a pooling of interests. Accordingly, all prior-period financial statements presented have been restated as required by APB Opinion No. 16. All inter-company transactions have been eliminated as a result of the business combination.

     As part of the transaction, Company incurred direct, acquisition-related charges of approximately $4,300,000. All of such costs were expensed in fiscal 2000 upon the completion of the FirstSense acquisition.

Separate and combined results of the Company, Empire and FirstSense during the periods preceding the merger were as follows:

                                                                                       Eliminations and
                                            Concord        Empire       FirstSense       adjustments        Combined
                                          -----------    ----------    -----------     ----------------    -----------
1999
Net revenues                              $64,762,253    $2,713,962    $ 1,562,240       $  (218,009)      $68,820,446
Net incomes (loss) applicable
to common stockholders                     12,434,597       471,655     (8,101,318)        1,265,137         6,070,071

1998
Net revenues                              $39,481,330    $1,976,022    $   511,082       $        --       $41,968,434
Net incomes (loss) applicable
to common stockholders                      9,078,471       747,615     (5,364,691)        1,518,422         5,979,817

Intercompany eliminations represent transactions among the companies prior to the combinations. As discussed in Note 7, the Company made an adjustment to prior period results, in accordance with APB No. 16, to reflect changes to the valuation reserve at FirstSense related to deferred tax assets.

(4) LINE OF CREDIT, TERM LOAN AND SUBORDINATED DEBENTURE

     Prior to the Company's acquisition of FirstSense, FirstSense had a revolving line of credit (the Revolving Loan) and a term loan (the Term Loan) with a bank. At December 31, 1999 borrowings of $0 and $298,567 were outstanding under the Revolver Loan and the Term Loan, respectively. Immediately following the acquisition, the Company repaid all amounts due and the related agreements terminated.

     FirstSense also entered into a subordinated debt agreement with another lender in July 1999. Under the terms of this agreement, FirstSense borrowed $3,000,000 in 1999. FirstSense also granted the lender a warrant to purchase its Series B Preferred Stock. FirstSense allocated $357,486 to the value of the warrant, based on the relative fair value of the subordinated note and warrant at the date of issuance. FirstSense was amortizing the resulting original issuance discount over the life of the subordinated note. As of December 31, 1999, the unamortized original issue discount was $297,984. Immediately following the acquisition, the Company repaid all amounts due under this agreement; upon the early extinguishments of this debt, the Company recorded an extraordinary loss of $216,000, net of related tax benefit of $72,000 in fiscal 2000.

     Pursuant to the terms of the related warrant agreement, certain of the warrant's terms did not become fixed until the Company's acquisition of FirstSense. The Company applied the applicable provisions of SFAS No. 123, Accounting for Stock-Based Compensation, and determined that no further value should be attributed to the warrant. Concurrent with the closing of the acquisition, the warrant holder exercised the warrant.

(5)  STOCK OPTION PLANS

     The Company maintains several equity award plans (the Plans) under which it may issue options to purchase up to 4,982,310 shares of common stock, of which 1,402,312 options are available for grant as of December 31, 2000. Incentive stock options may be granted under the 1997 Stock Paln at an exercise price not less than the fair market value per share of common stock on the date of grant, as determined by the Board. The price per share relating to each nonqualified option granted under the Plans shall not be less than the lesser of (i) the book value per share of common stock as of the end of the Company's fiscal year immediately preceding the date of grant or (ii) 50% of the fair market value per share of common stock on the date of grant. Vesting of the options is determined by the Board, and the options expire five to ten years from the date of grant.

     In accordance with SFAS No. 123, the Company accounts for stock-based compensation for employees under APB Opinion No. 25 and has elected the disclosure-only alternative under SFAS No. 123 for options granted using the Black-Scholes option pricing model prescribed by SFAS No. 123.

     The weighted average fair value per share of options granted during 2000, 1999 and 1998 was $17.51, $44.24 and $25.85, respectively. The weighted average assumptions are as follows:

                                           Year ended December 31,
                                  -----------------------------------------
                                    2000             1999            1998
                                  --------         --------        ---------
Risk-free interest rate              6%               6%              6%
Expected dividend yield              0%               0%              0%
Expected lives                    7 years           7 years        7 years
Expected volatility                 190%              82%            80%

     Had compensation cost for these plans been determined consistent with SFAS No. 123, the Company's net income (loss) and basic, diluted and pro forma diluted net income (loss) per common and potential common share would have been as follows:

                                                                                            Year ended December 31,
                                                                                  --------------------------------------------
                                                                                      2000            1999            1998
                                                                                  ------------    ------------    ------------
Net income applicable to common stockholders, as reported ............            $  1,126,296    $  6,070,071    $  5,979,817
                                                                                  ============    ============    ============
Net (loss) income applicable to common stockholders, pro forma .......            $(21,591,052)   $(8,603,695)    $  2,577,125
                                                                                  ============    ===========     ============

Net income per share available to common
   stockholders, as reported
     Basic ...........................................................            $       0.07    $       0.42    $       0.44
                                                                                  ============    ============    ============
     Diluted .........................................................            $       0.07    $       0.36    $       0.37
                                                                                  ============    ============    ============
     Pro forma diluted ...............................................            $       0.07    $       0.35    $       0.37
                                                                                  ============    ============    ============

Net (loss) income per share available to common stockholders, pro forma
     Basic ...........................................................            $      (1.34)   $      (0.60)   $       0.19
                                                                                  ============    ============    ============
     Diluted .........................................................            $      (1.34)   $      (0.60)   $       0.16
                                                                                  ============    ============    ============
     Pro forma diluted ...............................................            $      (1.34)   $      (0.60)   $       0.16
                                                                                  ============    ============    ============

     Because the method prescribed by SFAS No. 123 has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation may not be representative of that to be expected in future years.

     The following table summarizes information about options outstanding and exercisable at December 31, 2000:

                                Options Outstanding                             Options Exercisable
                  --------------------------------------------------     ------------------------------
                                   Weighted
                                    Average         Weighted Average                   Weighted Average
   Range of          Number       Remaining         Exercise Price          Number       Exercise Price
Exercise Price    Outstanding   Contractual Life       per Share         Outstanding       per Share
--------------    -----------   ----------------    ----------------     -----------   ----------------
 $0.10 -  4.10      245,025          5.65               $ 1.90              154,156          $ 1.74
  4.53 -  6.69      795,648          6.23                 6.65               17,436            5.96


  6.90 - 21.56      527,552          6.38                18.35              154,616           18.37
 21.63 - 26.19      473,114          6.57                24.31              122,388           23.64
 26.44 - 35.50      158,031          7.01                31.00               18,433           32.87
 35.75 - 36.91      632,091          6.67                36.90              209,778           36.90
 37.25 - 52.38      252,046          6.75                44.89               57,809           46.20
 52.63 - 52.63      453,992          6.03                52.63              220,764           52.63
 53.00 - 62.03       38,499          6.68                56.65               13,853           55.98
 64.25 - 64.25        4,000          6.18                64.25                1,749           64.25
                  -----------                                            -----------
                  3,579,998                                                 970,982
                  ===========                                            ===========

        The following table summarizes the activity under the stock options plans for the three-year period ended December 31, 2000.

                                   Number of      Price per     Weighted Average
                                     Shares         Share        Price per Share
                                   ---------   --------------   ----------------
Outstanding at December 31, 1997   2,221,900   $ 0.10 - 22.06        $  2.68

      Granted ..................     658,112     0.57 - 56.75          20.51

      Exercised ................    (984,707)    0.10 - 21.38           0.98

      Terminated ...............     (49,126)    0.10 - 41.00           5.28
                                   ---------   --------------   ----------------
Outstanding at December 31,1998    1,846,179   $ 0.10 - 56.75        $  9.87
                                   =========   ==============   ================
      Granted ..................   1,907,624     1.66 - 64.25          41.37

      Exercised ................    (538,648)    0.10 - 44.38           3.79

      Terminated ...............    (112,971)    0.10 - 58.25          24.07
                                   ---------   --------------   ----------------
Outstanding at December 31,1999    3,102,184   $ 0.10 - 64.25        $ 29.78
                                   =========   ==============   ================
      Granted ..................   1,751,065     4.99 - 53.81          17.50

      Exercised ................    (394,635)    0.10 - 36.38           3.53

      Terminated ...............    (878,616)    0.10 - 62.81          33.07
                                   ---------   --------------   ----------------
Outstanding at December 31, 2000   3,579,998   $ 0.10 - 64.25        $ 25.92
                                   =========   ==============   ================
Exercisable at December 31, 2000     970,982   $ 0.10 - 64.25        $ 30.51
                                   =========   ==============   ================
Exercisable at December 31, 1999     455,364   $ 0.10 - 56.75        $ 10.74
                                   =========   ==============   ================
Exercisable at December 31, 1998     201,280   $ 0.10 - 19.46        $  4.04
                                   =========   ==============   ================

     In 1997, the Company granted one officer and one director options to purchase in total 143,750 shares of common stock at an exercise price of $1.90 per share. At the date of grant, the estimated fair value per share of the Company's common stock exceeded the exercise price of the options and, accordingly, the Company has recorded deferred compensation of $191,875 related to this difference at the date of grant. Prior to the Company's acquisition of FirstSense, FirstSense recorded deferred compensation of $150,274, $3,417,025 and $484,500 in 2000, 1999 and 1998 respectively, representing the difference between the exercise price of stock options granted and the estimated fair market value of the underlying common stock at the date of grant. The difference is recorded as a reduction of stockholders' equity and is being amortized over the vesting period of applicable options, typically four years. Including amounts applicable to prior Company grants, the Company amortized $812,333, $547,170 and $125,156 in 2000, 1999 and 1998, respectively.

     The amortization of deferred compensation is recorded as an operating expense. Additionally, the Company reversed $1,385,855 of deferred compensation in 2000 due to the forfeiture of unvested stock options upon the termination of certain employees.

     The exercise price of all other options outstanding represents the fair market value per share of common stock as of the date of grant.

(6) REDEEMABLE CONVERTIBLE PREFERRED STOCK

     Prior to the combination with the Company, FirstSense had issued Series A Redeemable Convertible Preferred Stock and Series B Redeemable Convertible Preferred Stock. Concurrent with the acquisition of FirstSense by the Company (Note 3), the Preferred Stockholders converted all of such shares into FirstSense common stock; such common stock was then exchanged for 1,270,649 shares of the Company's common stock.

(7) INCOME TAXES

     The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. This standard requires, among other things, recognition of future tax effects, measured by enacted tax rates, attributable to deductible temporary differences between the financial statement and income tax bases of assets and liabilities.

The approximate income tax effects of these temporary differences are as follows:

                                                           December 31,      December 31,
                                                               2000             1999
                                                           ------------     ------------
Net operating loss and federal tax credit carryforwards    $  9,111,000     $ 13,121,000
Accruals not yet deductible for tax purposes ..........       2,157,000        2,472,000
Depreciation ..........................................         195,000           62,000
Deferred revenue ......................................       1,716,000        1,695,000
Capitalized research and development expenses .........       1,696,000        2,257,000
Other .................................................          39,000           40,000
Valuation allowance ...................................     (11,414,000)     (16,647,000)
                                                           ------------     ------------
                                                           $  3,500,000     $  3,000,000
                                                           ============     ============

     The Company has available net operating loss carryforwards of approximately $16,837,000 and federal research and development tax credit carryforwards of approximately $2,376,000 as of December 31, 2000 to reduce future income tax liabilities. These carryforwards are subject to review and possible adjustment by the appropriate taxing authorities and expire from 2001 through 2013 as follows:


                                                                                                              RESEARCH AND
                                                                                  NET OPERATING LOSS         DEVELOPMENT TAX
FISCAL YEAR                                                                         CARRYFORWARDS         CREDIT CARRYFORWARDS
-----------                                                                       ------------------      --------------------
2001...........................................................                      $  2,870,104             $ 1,251,599
2002-2006......................................................                         1,368,704                 149,619
2007-2013......................................................                         6,984,771                 823,000
2014-2019......................................................                         5,613,061                 152,274
                                                                                     ------------             -----------
                                                                                     $ 16,836,640             $ 2,376,492
                                                                                     ============             ===========

     Pursuant to the Tax Reform Act of 1986, the utilization of net operating loss (NOL) carryforwards for tax purposes may be subject to an annual limitation if a cumulative change of ownership of more than 50% occurs over a three-year period. As a result of the Company's 1995 preferred stock financings, such a change in ownership has occurred. As a result of this ownership change, the use of the NOL carryforwards will be limited. The Company has determined that its initial public offering did not cause another ownership change. In addition, NOL carryforwards acquired as a result of the FirstSense acquisition are also restricted as a result of a prior ownership change of FirstSense. The Company has deferred tax assets of approximately $14,914,000, the largest component of which is composed primarily of NOL carryforwards and research and development credits. The Company has partially reserved for these deferred tax assets by recording a valuation allowance of $11,414,000. The net tax asset is based on the Company's estimate of NOL carryforwards it expects to use in the next two years; all other tax assets have been fully reserved.

     Pursuant to paragraphs 20 to 25 of SFAS No. 109, the Company considered both positive and negative evidence in assessing the need for a valuation allowance at December 31, 1999 and 2000. The factors that weighed most heavily on the Company's decision to record a valuation allowance were (i) the substantial restrictions on the use of certain of its existing NOL and credit carryforwards and (ii) the uncertainty of future profitability.

     As a result of the Company's ownership change described above, the future use of approximately $6,577,000 of the Company's NOL carryforwards are limited to only $330,000 per year; the substantial majority of such NOL carryforwards will expire before they can be used. The FirstSense NOL carryforwards are limited to $4.2 million per year. Pursuant to the provisions of SFAS No. 109, the Company used all of its remaining unrestricted NOL and credit carryforwards in computing the 1998 tax provision. As a part of the restatement of the Company's 1999 financial statements to reflect the FirstSense acquisition, the Company determined that approximately $3.0 million of valuation allowance previously recorded by FirstSense prior to the acquisition was not necessary, given the Company's estimates of future taxable income. Accordingly, pursuant to SFAS No. 109, the Company recorded an asset and reduced its provision for income taxes in the periods in which such NOL carryforwards were generated by FirstSense. The Company is also subject to rapid technological change, competition from substantially larger competitors, a limited family of products and other related risks, as more thoroughly described in the "Risk Factors" section. As a result, the Company found the evidence described above to be the most reliable objective evidence available in determining that a valuation allowance against its tax assets would be necessary.

     The Company's NOL deferred tax asset includes approximately $3,750,000 pertaining to the benefit associated with the exercise and subsequent disqualifying disposition of incentive stock options by the Company's employees. When and if the Company realizes this asset, the resulting change in the valuation allowance will be credited directly to additional paid-in capital, pursuant to the provisions of SFAS No. 109.

     The Company received a tax benefit of approximately $469,000, $4.9 million and $500,000 in 2000, 1999 and 1998, respectively, pursuant to the exercise of employee stock options. The Company recorded this benefit as a component of additional paid-in capital.

     The Components of the Company's tax provision (benefit) are as follows:

                                                 Year ended December 31,
                                         --------------------------------------
                                            2000          1999          1998
                                         ---------    -----------   -----------
Current
   Federal ............................  $ 730,000    $ 4,194,500   $   399,450
   State ..............................    145,000      1,398,203       133,150
                                         ---------    -----------   -----------
      Total current ...................    875,000      5,592,703       532,600
                                         ---------    -----------   -----------
Deferred
   Federal ............................   (375,000)      (980,404)   (1,138,815)
   State ..............................   (125,000)      (326,790)     (379,607)
                                         ---------    -----------   -----------
      Total deferred ..................   (500,000)    (1,307,194)   (1,518,422)
                                         ---------    -----------   -----------
Total income tax provision (benefit) ..  $ 375,000    $ 4,285,509   $  (985,822)
                                         =========    ===========   ===========

A reconciliation of the statutory federal tax rate to the Company's effective rate is as follows:

                                                   Year ended December 31,
                                               ------------------------------
                                                2000        1999        1998
                                               ------      ------      ------
Statutory rate ...........................      34.0%       34.0%       34.0%
State tax rate, net of federal benefit ...       4.7         4.6         4.0

Research and development tax credits .....     (76.3)       (6.3)      (18.2)


Benefit associated with the foreign
       sales corporation .................     (18.7)       (1.3)         --

Untaxed S-Corporation earnings ...........        --        (3.5)       (1.9)

Non-deductible travel, meals and
       Entertainment .....................       8.7         2.3        19.5
Non-deductible transaction costs .........      81.1         5.2          --
Change in valuation allowance ............     (15.7)       (5.1)      (58.6)


Other ....................................       7.2        11.0         1.9
                                               ------      ------      ------
                                                25.0%       40.9%      (19.3%)
                                               ======      ======      ======

(8)  COMMITMENTS AND CONTINGENCIES

(a)  Leases

     The Company leases its facilities and certain equipment under lease agreements expiring through June 2007. The Company's remaining lease commitments for all leased facilities and equipment with an initial or remaining term of at least one year are as follows:

                                                                     AMOUNT
                                                                  -------------
2001...........................................                   $  3,776,018
2002...........................................                      3,191,352
2003...........................................                      3,203,714
2004...........................................                      3,055,357
2005...........................................                      2,944,028
Thereafter                                                           2,337,604
                                                                  -------------
                                                                  $ 18,508,073
                                                                  =============

     Rent expense was approximately $2.8 million, $2.6 million and $549,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

(b) Royalties

     The Company has entered into several software license agreements that provide the Company with exclusive worldwide licenses to distribute or utilize certain patented computer software. The Company is required to pay royalties on all related sales. Under one software license agreement, as amended, the Company was obligated to make minimum quarterly royalty payments from 1995 through 1999. The minimum payments are noncancelable and nonrefundable, but any minimum payments in excess of amounts due for actual license sales in any quarter may be used as a credit against future royalty fees in excess of the specified minimum payments. The minimum royalty payments were paid in full in 1999. Royalty expense under royalty agreements was approximately $300,000, $1.0 million and $665,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

(c) Legal Proceedings

     From time to time, the Company may be exposed to litigation relating to its products and operations. The Company is not engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on the Company's financial conditions or results of operations.

(9)  ACCRUED EXPENSES

Accrued expenses consist of the following:

                                               December 31,        December 31,
                                                  2000                1999
                                              ------------        ------------
Payroll and payroll-related.........          $  4,430,328        $  3,181,908
Royalties...........................               152,433             569,656
Deferred rent.......................             1,139,231             456,957
Loss on lease abandonment...........               167,520             700,000
Marketing related accruals..........               644,611             337,829
Other...............................             4,574,798           4,997,559
                                              ------------        ------------
                                              $ 11,108,921        $ 10,243,909
                                              ============        ============

(10)  EMPLOYEE BENEFIT PLAN

     The Company maintains an employee benefit plan under Section 401(k) of the Internal Revenue Code covering all eligible employees, as defined. The Plan allows for employees to defer a portion of their salary up to 15% of pretax compensation. The Company accrued a $200,000 discretionary contribution to the plan in 2000; no such contributions were made in 1999 or 1998.

(11)  VALUATION AND QUALIFYING ACCOUNTS

     The following table sets forth activity in the Company's accounts receivable reserve account:

                  BALANCE AT                                       BALANCE AT
                  BEGINNING     CHARGES TO                           END OF
                   OF YEAR       EXPENSES       DEDUCTIONS            YEAR
                  ----------    ----------      ----------        -----------
1998.........     $ 280,116     $ 182,944       $       --        $   463,060


1999.........     $ 463,060     $ 508,430       $       --        $   971,490


2000.........     $ 971,490     $ 756,000       $ (201,525)       $ 1,525,965


(12) SEGMENT REPORTING AND INTERNATIONAL INFORMATION

     The Company follows the provisions of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS No. 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions on how to allocate resources and assess performance. The Company's chief decision making group, as defined under SFAS 131, is the Executive Management Committee.

     The following table presents the revenue by major geographical regions:

(in thousands)                              Year ended December 31,
                                --------------------------------------------
                                  2000              1999              1998
                                --------          --------         ---------
United States.......            $ 62,015          $ 54,924         $  34,469
Europe..............              17,290             9,084             5,582
Rest of the World...              12,179             4,812             1,918
                                --------          --------         ---------
Total...............            $ 91,484          $ 68,820         $  41,969
                                ========          ========         =========


No one country, except the United States, accounts for greater than 10% of total revenues. Substantially all of the Company's assets are located in the United States.

The Company's reportable segments are determined by customer type: service providers/telecommunications companies (SP/T) and enterprise. The accounting policies of the segments are the same as those described in Note 1. The Executive Management Committee evaluates segment performance based on revenue. Accordingly, all expenses are considered corporate level activities and are not allocated to segments. Also, the Executive Management Committee does not assign assets to these segments.

The table presents the revenue by reportable segment:

(in thousands)                              Year ended December 31,
                                --------------------------------------------
                                  2000              1999              1998
                                --------          --------          --------
SP/T.........................   $ 40,219          $ 18,620          $ 11,248
Enterprise...................     51,265            50,200            30,721
                                --------          --------          --------
Total........................   $ 91,484          $ 68,820          $ 41,969
                                ========          ========          ========


(13) ASSET IMPAIRMENT CHARGE

     The Company acquired a $3 million equity interest in Broadband Investment Group (Broadband) in September 2000 in exchange for Company products and services. In November 2000, Broadband publicly announced that it was ceasing operations and liquidating its remaining assets. As a result, Company recorded a charge for approximately $2.3 million to write off its investment in Broadband following its inability to raise additional capital due to unfavorable market conditions. The remainder of the carrying value of Broadband's investments was reversed against related deferred revenue for services not yet rendered.

(14) SUPPLEMENTAL FINANCIAL DISCLOSURE

Unaudited (in thousands, except per share amounts)         Q1-00               Q2-00                Q3-00               Q4-00
                                                          --------            --------             --------            --------
Revenue..............................................     $ 19,268            $ 22,810             $ 23,389            $ 26,016
Gross profit.........................................       16,912              20,165               19,506              21,800
(Loss) income before extraordinary items.............       (2,386)              3,828                1,187                (840)

Per common and potential common share:

Revenue .............................................     $   1.25            $   1.36             $   1.39            $   1.58
Gross profit.........................................         1.10                1.20                 1.16                1.32
(Loss) income before extraordinary items.............        (0.15)               0.23                 0.07               (0.05)

Unaudited (in thousands, except per share amounts)          Q1-99               Q2-99                Q3-99               Q4-99
                                                          --------            --------             --------            --------
Revenue..............................................     $ 14,408            $ 15,926             $ 18,619            $ 19,868
Gross profit.........................................       12,619              13,930               16,273              17,496
Income before extraordinary items....................        1,096               1,423                2,037               1,639

Per common and potential common share:

Revenue..............................................     $   0.85            $   0.94             $   1.10            $   1.17
Gross profit.........................................         0.74                0.82                 0.97                1.03
Income before extraordinary items....................         0.06                0.08                 0.12                0.10

                          CONCORD COMMUNICATIONS, INC.

                          FORM 10-K, December 31, 2000

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 21st day of March 2001.

                             Concord Communications, Inc.

                             /s/ Melissa H. Cruz
                             --------------------------------------------------
                             Name:  Melissa H. Cruz
                             Title: Executive Vice President, Business Services
                                    Chief Financial Officer  and Treasurer
                                    (Principal Financial and
                                    Accounting Officer)


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

            SIGNATURE                                        TITLE                                     DATE
            ---------                                        -----                                     ----
 /s/ John A. Blaeser                            Chief Executive Officer,                           March 21, 2001
-------------------------------                 President and Director
 JOHN A. BLAESER                                  (Principal Executive Officer)

 /s/ Melissa H. Cruz                            Executive Vice President, Business Services,       March 21, 2001
-------------------------------                 Chief Financial Officer  and Treasurer,
 MELISSA H. CRUZ                                  (Principal Financial and
                                                  Accounting Officer)

 /s/ Frederick W.W. Bolander                    Director                                           March 21, 2001
-------------------------------
 FREDERICK W.W. BOLANDER

 /s/ Richard M. Burnes, Jr                      Director                                           March 21, 2001
-------------------------------
 RICHARD M. BURNES, JR.

 /s/ Robert C. Hawk                             Director                                           March 21, 2001
-------------------------------
 ROBERT C. HAWK

 /s/ John Robert Held                           Director                                           March 21, 2001
-------------------------------
 JOHN ROBERT HELD

 /s/ Deepak Kamra                               Director                                           March 21, 2001
-------------------------------
 DEEPAK KAMRA

 /s/ Robert M. Wadsworth.                       Director                                           March 21, 2001
-------------------------------
 ROBERT M. WADSWORTH

                                  EXHIBIT INDEX

        The following designated exhibits are either filed herewith or, where information is provided under the SEC Document Reference heading corresponding to such exhibit, incorporated by reference to such filing.

    EXHIBIT NO.    DESCRIPTION                                           SEC DOCUMENT REFERENCE
         3.01      Restated Articles of Organization of the Company      Exhibit No. 3.01 on Form 10-K, for the period ended
                                                                         December 31, 1997

         3.02      Restated By-laws of the Company                       Exhibit No. 3.02 on Form 10-K, for the period ended
                                                                         December 31, 1998

        10.01      Working Capital Loan Agreement between the            Exhibit No. 10.01 to Registration Statement on Form S-1
                   Company and Silicon Valley Bank dated April 3, 1997   (No. 333-33227)

        10.02      Revolving Promissory Note made by the Company in      Exhibit No. 10.02 to Registration Statement on Form S-1
                   favor of Silicon Valley Bank                          (No. 333-33227)

        10.03      Equipment Line of Credit Letter Agreement between     Exhibit No. 10.03 to Registration Statement on Form S-1
                   the Company and Fleet Bank dated as of June 9, 1997   (No. 333-33227)

        10.04      1995 Stock Plan of the Company                        Exhibit No. 10.04 to Registration Statement on Form S-1
                                                                         (No. 333-33227)

        10.05      1997 Stock Plan of the Company                        Exhibit No. 10.01 on Form 10-Q, for the period ended June
                                                                         30, 1998

   *    10.06      1997 Stock Plan of the Company, as amended on March
                   12, 1998, March 1, 1999, May 15, 1999 and
                   March 8, 2000

        10.07      1997 Employee Stock Purchase Plan of the Company      Exhibit No. 10.06 to Registration Statement on Form S-1
                                                                         (No. 333-33227)

   *    10.08      1997 Non-Employee Director Stock Option Plan of
                   the Company, as amended on March 8, 2000

        10.09      The Profit Sharing/401(k) Plan of the Company         Exhibit No. 10.08 to Registration Statement on Form S-1
                                                                         (No. 333-33227)

        10.10      Lease Agreement between the Company and John          Exhibit No. 10.09 to Registration Statement on Form S-1
                   Hancock Mutual Life Insurance Company dated March     (No. 333-33227)
                   17, 1994, as amended on March 25,1997

        10.11      First Amendment to Lease Agreement between the        Exhibit No. 10.10 to Registration Statement on Form S-1
                   Company and John Hancock Mutual Life Insurance        (No. 333-33227)
                   Company dated March 25, 1997

        10.12      Form of Indemnification Agreement for directors       Exhibit No. 10.11 to Registration Statement on Form S-1
                   and officers of the Company                           (No. 333-33227)

        10.13      Restated Common Stock Registration Rights             Exhibit No. 10.12 to Registration Statement on Form S-1
                   Agreement between the Company and certain investors   (No. 333-33227)
                   dated August 7, 1986

        10.14      Amended and Restated Registration Rights Agreement    Exhibit No. 10.13 to Registration Statement on Form S-1
                   between the Company and certain investors dated       (No. 333-33227)
                   December 28, 1995

        10.15      Management Change in Control Agreement between the    Exhibit No. 10.14 to Registration Statement on Form S-1
                   Company and John A. Blaeser dated as of August 7,     (No. 333-33227)
                   1997

        10.16      Management Change in Control Agreement between the    Exhibit No. 10.15 to Registration Statement on Form S-1
                   Company and Kevin J. Conklin dated as of July 23,     (No. 333-33227)
                   1997

        10.17      Management Change in Control Agreement between the    Exhibit No. 10.16 to Registration Statement on Form S-1
                   Company and Ferdinand Engel dated as of July 23,      (No. 333-33227)
                   1997

        10.18      Management Change in Control Agreement between the    Exhibit No. 10.17 to Registration Statement on Form S-1
                   Company and Gary E. Haroian, dated as of July 23,     (No. 333-33227)
                   1997

        10.19      Management Change in Control Agreement between the    Exhibit No. 10.18 to Current Report on Form 10-Q filed on
                   Company and Melissa H. Cruz dated as of June 12,      August 14, 2000
                   2000

        10.20      Management Change in Control Agreement between the    Exhibit No. 10.18 to Registration Statement on Form S-1
                   Company and Daniel D. Phillips, Jr. dated as of       (No. 333-33227)
                   July 23, 1997

        10.21      Stock Option Agreement dated January 1, 1996          Exhibit No. 10.19 to Registration Statement on Form S-1
                   between the Company and John A. Blaeser               (No. 333-33227)

        10.22      Stock Option Agreement dated January 1, 1996          Exhibit No. 10.20 to Registration Statement on Form S-1
                   between the Company and John A. Blaeser               (No. 333-33227)

        10.23      Letter Agreement between the Company and Silicon      Exhibit No. 10.21 to Registration Statement on Form S-1
                   Valley Bank dated March 25, 1996 together with        (No. 333-33227)
                   the Loan Modification Agreement dated November 14,
                   1996

        10.24      Form of Shrink-Wrap License                           Exhibit No. 10.22 to Registration Statement on Form S-1
                                                                         (No. 333-33227)

        10.25      Agreement and Plan of Reorganization dated as of      Exhibit No. 2.1 to Current Report on Form 8-K filed on
                   October 19, 1999 by and among Concord                 November 12, 1999
                   Communications, Inc., E Acquisition Corp., Empire
                   Technologies, Inc. and the stockholders of Empire
                   Technologies, Inc.

        10.26      Agreement and Plan of Reorganization dated as of      Exhibit No. 2.1 to Current Report on Form 8-K filed on
                   January 20, 2000 by and among Concord                 February 10, 2000
                   Communications, Inc., F Acquisition Corp., and
                   FirstSense Software, Inc.

        10.27      Registration Rights Agreement dated as of February    Exhibit No. 99.1 to Current Report on Form 8-K filed on
                   4, 2000 by and among Concord Communications, Inc.     February 10, 2000
                   and Timothy Barrows, as Securityholder Agent

   *    10.28      2000 Non-Executive Employee Equity Incentive Plan

   *    21.01      Subsidiaries of the Company

   *    23.01      Consent of Arthur Andersen LLP

   *    23.02      Consent of KPMG LLP

        * filed herewith