Form 10-Q
period 2001-03-31
CONCORD COMMUNICATIONS INC
filed 2001-05-09
CIK 915290

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

                 For the quarterly period ended March 31, 2001.

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

                               YES  X        NO
                                   ---          ---

16,620,898 SHARES OF THE REGISTRANT'S COMMON STOCK, $0.01 PAR VALUE, WERE OUTSTANDING AS OF MAY 4, 2001.

                        THIS DOCUMENT CONTAINS 33 PAGES.
                        THE EXHIBIT INDEX IS ON PAGE 24.

                          CONCORD COMMUNICATIONS, INC.

                            FORM 10-Q, MARCH 31, 2001

                                    CONTENTS

Item Number                                                                Page
                          PART I: FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements
            Condensed Consolidated Balance Sheets:
            March 31, 2001 and December 31, 2000                              2
            Condensed Consolidated Statements of Operations:
            Three months ended March 31, 2001 and March 31, 2000              3
            Consolidated Statements of Cash Flows:
            Three months ended March 31, 2001 and March 31, 2000              4

            Notes to Condensed Consolidated Financial Statements            5-7

Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations                            8-19

Item 3. Quantitative and Qualitative Disclosures about Market Risk           20

                           PART II: OTHER INFORMATION

Item 1. Legal Proceedings                                                    21

Item 2. Changes in Securities and Use of Proceeds                            21

Item 3. Defaults Upon Senior Securities                                      21

Item 4. Submission of Matters to a Vote of Security Holders                  21

Item 5. Other Information                                                    21

Item 6. Exhibits and Reports on Form 8-K                                     22

SIGNATURE                                                                    23

EXHIBIT INDEX                                                             24-25

                          PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          CONCORD COMMUNICATIONS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                           MARCH 31,             DECEMBER 31,
                                                                             2001                    2000
                                                                        -------------           -------------
                                     ASSETS
Current Assets:
    Cash, cash equivalents and marketable securities                    $  62,115,223           $  63,251,427
    Accounts receivable, net of allowance of
      $1,320,770 and $1,525,965 in 2001 and 2000, respectively             17,158,926              20,000,193
    Prepaid expenses and other current assets                               2,813,138               2,409,350
                                                                        -------------           -------------
        Total current assets                                               82,087,287              85,660,970
                                                                        -------------           -------------
Equipment and Improvements, at cost:
    Equipment                                                              17,369,468              16,085,465
    Leasehold improvements                                                  6,115,789               6,080,105
                                                                        -------------           -------------
                                                                           23,485,257              22,165,570
    Less--Accumulated depreciation and amortization                        10,625,169               9,140,170
                                                                        -------------           -------------
        Equipment and Improvements, Net                                    12,860,088              13,025,400
                                                                        -------------           -------------

Deferred Tax Asset
                                                                            3,500,000               3,500,000
Other Long-term Assets                                                         95,244                  89,689
                                                                        -------------           -------------
                                                                        $  98,542,619           $ 102,276,059
                                                                        =============           =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Accounts payable                                                    $   2,335,094           $   3,117,627
    Accrued expenses                                                       11,261,429              11,108,921
    Deferred revenue                                                       18,392,968              17,303,928
                                                                        -------------           -------------
        Total current liabilities                                          31,989,491              31,530,476
                                                                        -------------           -------------

Common Stock, $0.01 par value:
    Authorized -- 50,000,000 shares
    Issued and outstanding-- 16,574,655 and 16,554,944 shares, in 2001 and 2000, respectively
                                                                              165,747                 165,549
    Additional paid-in capital                                             94,445,671              95,479,340
    Deferred compensation                                                    (245,348)             (1,509,880)
    Accumulated other comprehensive income                                  1,077,147                 135,159
    Accumulated deficit                                                   (28,890,089)            (23,524,585)
                                                                        -------------           -------------
        Total stockholders' equity                                         66,553,128              70,745,583
                                                                        -------------           -------------
                                                                        $  98,542,619           $ 102,276,059
                                                                        =============           =============

   The accompanying notes are an integral part of these unaudited consolidated financial statements.

                          CONCORD COMMUNICATIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                                  THREE MONTHS ENDED
                                                                          -----------------------------------
                                                                            MARCH 31,              MARCH 31,
                                                                              2001                   2000
                                                                          ------------           ------------

Revenues:
     License revenues                                                     $ 13,070,834           $ 14,852,527
     Service revenues                                                        7,360,499              4,415,746
                                                                          ------------           ------------
          Total revenues                                                    20,431,333             19,268,273
Cost of Revenues                                                             4,961,427              2,426,363
                                                                          ------------           ------------
          Gross profit                                                      15,469,906             16,841,910
                                                                          ------------           ------------
Operating Expenses:
     Research and development                                                6,404,872              4,788,080
     Sales and marketing                                                    12,419,248              9,226,056
     General and administrative                                              2,546,759              1,415,687
     Stock-based compensation                                                  191,823                254,257
     Acquisition-related charges                                                    --              4,300,000
                                                                          ------------           ------------
          Total operating expenses                                          21,562,702             19,984,080
                                                                          ------------           ------------
Operating loss                                                              (6,092,796)            (3,142,170)
Other income, net                                                              727,292                755,931
                                                                          ------------           ------------
Loss before income taxes and extraordinary items                            (5,365,504)            (2,386,239)
Benefit from income taxes                                                           --               (891,000)
                                                                          ------------           ------------
Loss before extraordinary items                                             (5,365,504)            (1,495,239)
Extraordinary loss upon early retirement of debt, net
    of tax benefit of $72,000                                                       --               (216,010)
                                                                          ------------           ------------
Net loss                                                                  $ (5,365,504)          $ (1,711,249)
                                                                          ============           ============

Net loss per common and potential common share:
  Basic                                                                   $      (0.32)          $      (0.11)
                                                                          ============           ============
  Diluted                                                                 $      (0.32)          $      (0.11)
                                                                          ============           ============

Weighted average common and potential common shares outstanding:
  Basic                                                                     16,560,541             15,436,856
                                                                          ============           ============
  Diluted                                                                   16,560,541             15,436,856
                                                                          ============           ============

   The accompanying notes are an integral part of these unaudited consolidated financial statements.

                          CONCORD COMMUNICATIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                 THREE MONTHS ENDED
                                                                        -----------------------------------
                                                                          MARCH 31,              MARCH 31,
                                                                            2001                   2000
                                                                        ------------           ------------
Cash Flows from Operating Activities:
    Net loss                                                            $ (5,365,504)          $ (1,711,249)
    Adjustments to reconcile net loss to net cash used in
         operating activities:
      Depreciation and amortization                                        1,484,999                669,853
      Stock-based compensation                                               191,823                254,257
      Deferred tax benefit                                                        --               (963,000)
      Changes in current assets and liabilities:
         Accounts receivable                                               2,841,267             (2,143,198)
         Prepaid expenses and other assets                                  (409,343)               255,856
         Accounts payable                                                   (782,533)               (89,918)
         Accrued expenses                                                    152,508               (818,600)
         Deferred revenue                                                  1,089,040              2,062,117
         Deferred tax asset                                                       --               (963,000)
                                                                        ------------           ------------
           Net cash used in operating activities                            (797,743)            (2,483,882)
                                                                        ------------           ------------

Cash Flows from Investing Activities:
  Purchases of equipment and improvements                                 (1,319,687)            (2,162,002)
  Net (investments in) proceeds from marketable securities                  (417,812)             1,803,253
                                                                        ------------           ------------
           Net cash used in investing activities                          (1,737,499)              (358,749)
                                                                        ------------           ------------

Cash Flows from Financing Activities:
  Repayments of bank borrowings                                                   --             (2,962,466)
  Proceeds from shares issued in connection with
    employee stock plans and warrants exercised                               39,238                839,170
                                                                        ------------           ------------
           Net cash provided by (used in) financing activities                39,238             (2,123,296)
                                                                        ------------           ------------

Net Decrease in Cash and Cash Equivalents                                 (2,496,004)            (4,965,927)
Cash and Cash Equivalents, beginning of period                            10,725,265             10,629,528
                                                                        ------------           ------------
Cash and Cash Equivalents, end of period                                $  8,229,261           $  5,663,601
                                                                        ============           ============

Supplemental Disclosure of Cash Flow Information:
  Cash paid for interest                                                $         --           $     33,592
                                                                        ============           ============
  Cash paid for taxes                                                   $     40,500           $    147,306
                                                                        ============           ============

Supplemental Disclosure of Noncash Transactions:
  Deferred compensation related to grants of stock options              $ (1,072,709)          $    150,274
                                                                        ============           ============
  Conversion of redeemable convertible preferred stock
    to common stock                                                     $         --           $ 11,723,017
                                                                        ============           ============
  Unrealized gain (loss) on available-for-sale securities               $    941,988           $    (81,150)
                                                                        ============           ============

           The accompanying notes are an integral part of these unaudited consolidated financial statements.

                          CONCORD COMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                            FORM 10-Q, MARCH 31, 2001


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

     The accompanying consolidated financial statements have been presented by Concord Communications, Inc. (the "Company") unaudited (except the balance sheet information as of December 31, 2000 which has been derived from audited financial statements) in accordance with accounting principles generally accepted in the United States for interim financial statements and with the instructions to Form 10-Q and Regulation S-X pertaining to interim financial statements. Accordingly, these interim financial statements do not include all information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial statements reflect all adjustments and accruals which management considers necessary for a fair presentation of financial position as of March 31, 2001 and December 31, 2000, and the results of operations for the three months ended March 31, 2001 and 2000. The results for the interim periods presented are not necessarily indicative of results to be expected for any future period. The financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's 2000 Annual Report on Form 10-K filed with the Securities and Exchange Commission in March 2001.

REVENUE RECOGNITION

     The Company's revenues consist of software license revenues and service revenues. Software license revenues are recognized in accordance with the American Institute of Certified Public Accountants' Statement of Position ("SOP") 97-2, Software Revenue Recognition, as modified by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition with respect to Certain Transactions. Under SOP 97-2, software license revenues are recognized upon execution of a contract and delivery of software, provided that the license fee is fixed and determinable, no significant production, modification or customization of the software is required and collection is considered probable by management. Revenues under multiple element arrangements, which typically include software products and maintenance sold together, are allocated to each element using the residual method in accordance with SOP 98-9. Service revenues are recognized as the services are performed. Maintenance revenues are derived from customer support agreements generally entered into in connection with initial license sales and subsequent renewals. Maintenance revenues are recognized ratably over the term of the maintenance period. Payments for maintenance fees are generally made in advance.

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


2. BASIC AND DILUTED LOSS PER COMMON SHARE

     The Company follows the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share. SFAS No. 128 establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. Basic net loss per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted-average number of common and dilutive common-equivalent shares outstanding during the period. Dilutive common-equivalent shares primarily consist of employee stock options. Diluted loss per share is the same as basic loss per share for all periods presented, as the effects of potential common stock are antidilutive. For the three months ending March 31, 2001, and 2000, employee stock options to purchase 3,542,350 and 2,972,386 shares respectively, were outstanding but not included in the diluted weighted-average share calculation as the effect would have been antidilutive. Additionally, warrants to purchase 18,033 common shares and 1,252,616 potential common shares pursuant to conversion of redeemable convertible preferred stock were partially outstanding during the three months ending March 31, 2000 and have been excluded from the diluted weighted-average share calculation.


3. COMPREHENSIVE LOSS

     Comprehensive loss for the three months ended March 31, 2001 and 2000 is as follows:

                                                           THREE MONTHS ENDED
                                                           ------------------
                                                     MARCH 31,             MARCH 31,
                                                       2001                  2000
                                                    -----------           -----------

         Net loss ........................          $(5,365,504)          $(1,711,249)
         Unrealized gain (loss) on
              marketable securities.......              941,988               (81,150)
                                                    -----------           -----------

         Comprehensive loss ..............          $(4,423,516)          $(1,792,399)
                                                    ===========           ===========

4. ACQUISITIONS

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

5. SEGMENT REPORTING AND INTERNATIONAL INFORMATION

     The Company follows the provisions of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS No. 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate, discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions on how to allocate resources and assess performance. The Company's chief decision making group, as defined under SFAS 131, is the Executive Management Committee.

     The following table presents the approximate revenue by major geographical regions:

                                              THREE MONTHS ENDED
                                              ------------------
                                         MARCH 31,            MARCH 31,
                                           2001                 2000
                                        -----------          -----------
United States ................          $13,044,000          $11,984,000
Europe .......................            4,149,000            4,794,000
Rest of the World.............            3,238,000            2,490,000
                                        -----------          -----------
Total ........................          $20,431,000          $19,268,000
                                        ===========          ===========

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

The table presents the approximate revenue by reportable segment:

                                         THREE MONTHS ENDED
                                         ------------------
                                    MARCH 31,            MARCH 31,
                                      2001                 2000
                                   -----------          -----------
SP/T ....................          $ 8,451,000          $ 9,162,000
Enterprise...............           11,980,000           10,106,000
                                   -----------          -----------
Total ...................          $20,431,000          $19,268,000
                                   ===========          ===========

                          CONCORD COMMUNICATIONS, INC.
                            FORM 10-Q, MARCH 31, 2001


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Concord develops, markets and supports a suite of highly scalable software solutions, our eHealth Suite(TM) family of products, which maximizes the availability and performance of networks, systems, and applications that form the critical underlying internet infrastructure on which businesses depend for their operations. Concord's software solutions monitor to detect fault conditions throughout the infrastructure in real time; test availability and responsiveness of critical services; collect, consolidate, normalize and analyze high volumes of data from the internet infrastructure; alert IT personnel to faults and potential outages and automatically execute corrective action to restore availability and maximize uptime of the internet infrastructure, if desired.

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

     RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain financial data as percentages of the Company's total revenue:

UNAUDITED                                        THREE MONTHS ENDED
                                              ------------------------
                                              MARCH 31,      MARCH 31,
                                                2001           2000
                                              ---------      ---------

Revenues:
     License revenues                           64.0%           77.1%
     Service revenues                           36.0            22.9
                                               -----           -----
          Total revenues                       100.0           100.0
Cost of Revenues                                24.3            12.6
                                               -----           -----
          Gross profit                          75.7            87.4
                                               -----           -----
Operating Expenses:
     Research and development                   31.3            24.8
     Sales and marketing                        60.8            47.9
     General and administrative                 12.5             7.3
     Stock-based compensation                    0.9             1.3
     Acquisition-related charges                 0.0            22.3
                                               -----           -----
Loss from Operations                           -29.8           -16.3
Other income, net                                3.6             3.9
                                               -----           -----
Loss before taxes                              -26.3           -12.4
Benefit from income taxes                        0.0            -4.6
                                               -----           -----
Net Loss before extraordinary items            -26.3            -7.8
Extraordinary Items                              0.0            -1.1
                                               -----           -----
Net Loss                                       -26.3%           -8.9%
                                               =====           =====

     TOTAL REVENUES. The Company's total revenues increased 6.0% to $20.4 million in the three months ended March 31, 2001 from $19.3 million in the three months ended March 31, 2000.

     LICENSE REVENUES. The Company's license revenues, which are derived from the licensing of software products, decreased 12.0% to $13.1 million, or 64.0% of total revenues, in the three months ended March 31, 2001 from $14.8 million, or 77.1% of total revenues, in the three months ended March 31, 2000. The decrease in license revenues resulted mainly from the widespread economic slowdown. The decrease in license revenues as a percent of total revenues was, in part, due to a significant increase in service revenues.

     SERVICE REVENUES. The Company's service revenues, which consist of fees for maintenance, training and professional services, increased 66.7% to $7.3 million, or 36.0% of total revenues, in the three months ended March 31, 2001 from $4.4 million, or 22.9% of total revenues, in the three months ended March 31, 2000. The increase in service revenues was attributable to an increase in the number of customers and the resulting demand for services by these customers.

     COST OF REVENUES. Cost of revenues includes expenses associated with royalty costs, production, fulfillment and product documentation, along with personnel costs associated with providing customer support in connection with maintenance, training and professional service contracts. Royalty costs are composed of third party software costs. Cost of revenues increased 104.5% to $4.9 million, or 24.3% of total revenues, in the three months ended March 31, 2001 from $2.4 million, or 12.6% of total revenues, in the three months ended March 31, 2000, resulting in gross margins of 75.7% and 87.4% in each respective period. The increase in cost of revenues as a percent of sales was primarily driven by the increased spending in customer support to be more responsive to growing customer needs.

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses consist primarily of personnel costs associated with software development. Research and development expenses increased 33.8% to $6.4 million, or 31.3% of total revenues, in the three months ended March 31, 2001 from $4.8 million, or 24.8% of total revenues, in the three months ended March 31, 2000. The increase in absolute dollars in research and development expenses was primarily due to the increased headcount in research and development from 103 to 143 for the period from March 31, 2000 to March 31, 2001.

     SALES AND MARKETING EXPENSES. Sales and marketing expenses consist primarily of salaries, commissions to sales personnel and agents, travel, tradeshow participation, public relations, advertising and other promotional expenses. Sales and marketing expenses increased 34.6% to $12.4 million, or 60.8% of total revenues, in the three months ended March 31, 2001 from $9.2 million, or 47.9% of total revenues, in the three months ended March 31, 2000. The increase in absolute dollars was primarily the result of increased headcount to continue to build the direct sales force along with additional marketing and promotional activities to penetrate the market. Headcount in sales and marketing increased from 132 to 181 people from March 31, 2000 to March 31, 2001.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of salaries for financial, administrative and management personnel and related travel expenses, as well as legal and accounting expenses. General and administrative expenses increased 79.9% to $2.5 million, or 12.5% of total revenues, in the three months ended March 31, 2001 from $1.4 million, or 7.3% of total revenues, in the three months ended March 31, 2000. The increase in absolute dollars is associated with an increase of costs in general support areas, such as human resources, finance and legal services, which will enable the Company to scale its infrastructure in anticipation of future growth. Headcount in general and administrative functions increased from 25 to 43 people from March 31, 2000 to March 31, 2001.

     ACQUISITION-RELATED EXPENSES. Acquisition-related expenses of approximately $4.3 million were incurred in the three months ending March 31, 2000 related to accounting, legal and investment banking fees associated with the acquisition of FirstSense Software, Inc.

     OTHER INCOME. Other income consists of interest earned on funds available for investment net of interest expense in connection with the financing of capital equipment and interest expense paid, FirstSense, on an outstanding term loan (FirstSense). The Company had net other income of $727,000 for the three months ended March 31, 2001 and net other income of $756,000 for the three months ended March 31, 2000.

     EXTRAORDINARY ITEMS. The Company recognized an extraordinary loss of $216,000 (net of the tax benefit of $72,000) in the three months ended March 31, 2000 related to the early extinguishment of certain debt that the Company assumed as part of the FirstSense acquisition.

     BENEFIT FROM INCOME TAXES. The Company did not record any income tax benefit in the three months ended March 31, 2001 versus a benefit of $891,000 in the three months ended March 31, 2000. The Company did not record such a benefit in 2001 based on its estimate of its year-end tax position.

LIQUIDITY AND CAPITAL RESOURCES

     The Company financed its operations, prior to its initial public offering, primarily through the private sales of equity securities and a credit line for equipment purchases. On October 24, 1997, the Company completed its initial public offering yielding the Company net proceeds of approximately $34.7 million. The Company had working capital of $50.1 million at March 31, 2001.

     Net cash used in operating activities was $798,000 and $2.5 million for the three months ended March 31, 2001 and 2000, respectively. Accounts receivable decreased $2.8 million mainly due to lower license revenue. Cash, cash equivalents and marketable securities were $62.1 million and $63.3 million at March 31, 2001 and December 31, 2000, respectively.

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

     Financing activities consisted primarily of the issuance of common stock and exercise of options during the three months ended March 31, 2001 and 2000 and from the repayments on borrowings on a subordinated debt financing by FirstSense.

     As of March 31, 2001, the Company's principal sources of liquidity included cash and marketable securities. The Company believes that its current cash, marketable securities and cash provided by future operations will be sufficient to meet its working capital and anticipated capital expenditure requirements for the next 12 months. Although operating activities may provide cash in certain periods, to the extent the Company experiences growth in the future, its operating and investing activities may require significant cash. Consequently, any such future growth may require the Company to obtain additional equity or debt financing.

     Pursuant to the Tax Reform Act of 1986, the utilization of net operating loss carryforwards for tax purposes may be subject to an annual limitation if a cumulative change of ownership of more than 50% occurs over a three-year period. As a result of the Company's 1995 preferred stock financings, such a change in ownership has occurred. As a result of this ownership change, the use of the net operating loss (NOL) carryforwards is limited. The Company has determined that its initial public offering did not cause another ownership change. In addition, NOL carryforwards acquired as a result of the FirstSense acquisition are also restricted as a result of a prior ownership change. The Company has deferred tax assets of approximately $14.9 million composed primarily of net operating loss carryforwards and research and development credits. The Company has partially reserved for these deferred tax assets by recording a valuation allowance of $11.4 million. The net tax asset is based on the Company's estimate of NOL carryforwards it expects to use in the next two years; all other tax assets have been fully reserved.

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

     As a result of the Company's ownership change described above, the future use of approximately $6.6 million of the Company's NOL carryforwards are limited to only $330,000 per year; the substantial majority of such NOL carryforwards will expire before they can be used. The FirstSense NOL carryforwards are limited to $4.2 million per year. Pursuant to the provisions of SFAS No. 109, the Company used all of its remaining unrestricted NOL and credit carryforwards in computing the 1998 tax provision. As a part of restating its 1999 financial statements to reflect the FirstSense acquisition, the Company determined that approximately $3.0 million of valuation allowance previously recorded by FirstSense prior to the acquisition was not necessary, given the Company's estimates of future taxable income. Accordingly, pursuant to SFAS No. 109, the Company recorded an asset and reduced its provision for income taxes in the period in which such NOL carryforwards were generated by FirstSense. The Company is also subject to rapid technological change, competition from substantially larger competitors, a limited family of products and other related risks, as more thoroughly described in the "Risk Factors" section beginning on page 11 and in the "Risk Factors" section of the Company's Form 10-K, for the fiscal year ended December 31, 2000. The Company's dependence on a single product family in an emerging market makes the prediction of future results difficult, if not impossible, especially in the highly competitive software industry. As a result, the

Company found the evidence described above to be the most reliable objective evidence available in determining that a valuation allowance against its tax assets would be necessary.

     The Company's net operating loss deferred tax asset includes approximately $3.75 million pertaining to the benefit associated with the exercise and subsequent disqualifying disposition of incentive stock options by the Company's employees. When and if the Company realizes this asset, the resulting change in the valuation allowance will be credited directly to additional paid-in capital, pursuant to the provisions of SFAS No. 109.

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

OUR FUTURE OPERATING RESULTS ARE UNCERTAIN.

     We changed our focus to network management software in 1991 and commercially introduced our first Network Health(R) product in 1995. We acquired Empire Technologies in October 1999 and FirstSense Software in February 2000, bringing us into the broader performance, availability and fault management market. Accordingly, we have a relatively limited operating history in this broader market upon which you can evaluate our business and prospects can be based. We incurred significant net losses in each of the five fiscal years prior to earning a small profit in 1997, and remaining profitable in 1998, 1999 and 2000. As of March 31, 2001, we had accumulated net losses of approximately $28.9 million. Our limited operating history makes the prediction of future results of operations difficult or impossible. Our prospects must be considered in light of the risks, costs and difficulties frequently encountered by emerging companies, particularly companies in the competitive software industry.

WE CANNOT ENSURE THAT OUR REVENUES WILL GROW OR THAT WE WILL BE PROFITABLE.

     Although we have achieved revenue growth and profitability for the fiscal years ended 2000, 1999, 1998 and 1997, we cannot ensure that we can generate revenue growth on a quarterly or annual basis, or that we can achieve or sustain any revenue growth. In addition, we have increased, and plan to increase further, our operating expenses in order to:

-    fund higher levels of research and development;

-    increase our sales and marketing efforts;

-    develop new distribution channels;

-    broaden our customer support capabilities; and

-    expand our administrative resources in anticipation of future growth.

     To the extent that increases in our expenses precede or are not followed by increased revenue, our profitability will continue to suffer. Our revenue must grow substantially in order for us to become profitable on a quarterly or annual basis. In addition, in view of the rapidly evolving nature of our business and markets, our recent acquisitions and our limited operating history in our current market, we believe that one should not rely on period-to-period comparisons of our financial results as an indication of our future performance. In light of our strong performance in 1998, we used all of our remaining unrestricted tax net operating loss and credit carryforwards in 1998. Accordingly, we recorded a tax provision of $532,600 during 1998, $5.6 million during 1999 and $447,000 for 2000. The continuing restrictions on our future use of our net operating loss carryforwards will severely limit the benefit, if any, we will attribute to this asset.

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

OUR SUCCESS IS DEPENDENT UPON SALES TO TELECOMMUNICATIONS CARRIERS.

     We derive a significant portion of our revenues, and likely will continue to, from the sales of our products to telecommunications carriers. The domestic telecommunications market has suffered from a turbulent economy during 2000 and early 2001, and Concord has been negatively affected by the downturn in capital spending within this market. Our future performance depends upon telecommunications carriers' increased incorporation of our products and services as part of their package of product and service offerings to end users. Our products may fail to perform favorably in and become an accepted component of the telecommunications carriers' product and service offerings. The volume of sales of our products and services to telecommunications carriers may increase slower than we expect or may decrease.

MARKET ACCEPTANCE OF OUR eHEALTH(TM) PRODUCT FAMILY IS CRITICAL TO OUR SUCCESS.

     We currently derive substantially all of our product revenues from our eHealth(TM) product family, and we expect that revenues from these products will continue to account for substantially all of our product revenues for the foreseeable future. Broad market acceptance of these products is critical to our future success. We cannot ensure that market acceptance of our eHealth(TM) product will increase or even remain at current levels. Factors that may affect the market acceptance of our products include:

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

WE MUST INTRODUCE PRODUCT ENHANCEMENTS AND NEW PRODUCTS ON A TIMELY BASIS.

     Because of rapid technological change in the software industry and potential changes in the performance management software market and industry standards, the life cycle of versions of our eHealth(TM) products is difficult to estimate. We cannot ensure that:

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

INTEGRATING OUR ACQUIRED PRODUCTS AND SERVICES MAY BE DIFFICULT.

     The anticipated benefits of our acquisitions may not be achieved unless, among other things, our operations, products, services and personnel are successfully combined with those of our acquired companies in a timely and efficient manner. The diversion of our attention, and any difficulties encountered in our transition processes, could harm the combined enterprise. We cannot ensure that we will successfully integrate our acquired companies, because, among other things:

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

OUR FAILURE TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS MAY HARM OUR COMPETITIVE POSITION IN THE NETWORK MANAGEMENT SOFTWARE MARKET.

     Our success depends significantly upon our proprietary technology. We rely on a combination of patent, copyright, trademark and trade secret laws, non-disclosure agreements and other contractual provisions to establish, maintain and protect our proprietary rights. These means afford only limited protection. We have ten issued U.S. patents, six pending U.S. patent applications, and various foreign counterparts. We cannot ensure that patents will issue from our pending applications or from any future applications or that, if issued, any claims allowed will be sufficiently broad to protect our technology. In addition, we cannot ensure that any patents that have been or may be issued will not be challenged, invalidated or circumvented, or that any rights granted thereunder would protect our proprietary rights. Failure of any patents to protect our technology may make it easier for our competitors to offer equivalent or superior technology. We have registered or applied for registration for certain trademarks, and will continue to evaluate the registration of additional trademarks as appropriate. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or services or to obtain and use information that we regard as proprietary. Third parties may also independently develop similar technology without breach of our proprietary rights. In addition, the laws of some foreign countries do not protect proprietary rights to as great an extent as do the laws of the United States. In addition, many of our products are licensed under shrinkwrap license agreements that are not signed by licensees. The law governing the enforceability of shrinkwrap license agreement is not settled in most jurisdictions. There can be no guarantee that we would achieve success in enforcing one or more shrinkwrap license agreements if we sought to do so in a court of law.

WE LICENSE CERTAIN TECHNOLOGIES FROM THIRD PARTIES.

     We license from third parties, generally on a non-exclusive basis, certain technologies used in our products. The termination of any such licenses, or the failure of the third-party licensors to maintain adequately or update their products, could result in delay in our shipment of certain of our products while we seek to implement technology offered by alternative sources, and any required replacement licenses could prove costly. While it may be necessary or desirable in the future to obtain other licenses relating to one or more of our products or relating to current or future technologies, we cannot ensure that we will be successful in doing so on commercially reasonable terms or at all.

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

PRODUCT DEFECTS COULD RESULT IN LOSS OR DELAY IN MARKET ACCEPTANCE OF OUR PRODUCTS.

     As a result of their complexity, software products may contain undetected errors or failures when first introduced or as new versions are released. We cannot ensure that, despite testing by us and testing and use by current and potential customers, errors will not be found in new products we begin of commercial shipments or, if discovered, that we will successfully correct such errors in a timely manner or at all. The occurrence of errors and failures in our products could result in loss of or delay in market acceptance of our products, and alleviating such errors and failures could require significant expenditure of capital and other resources by us.

WE MAY NOT HAVE SUFFICIENT PROTECTION AGAINST PRODUCT LIABILITY CLAIMS.

     Since our products are used by our customers to predict future network, system and application problems and avoid failures of the network to support critical business functions, design defects, software errors, misuse of our products, incorrect data from network elements or other potential problems within or out of our control that may arise from the use of our products could result in financial or other damages to our customers. We do not maintain product liability insurance. Although our license agreements with our customers typically contain provisions designed to limit our exposure to potential claims as well as any liabilities arising from such claims, such provisions may not effectively protect us against such claims and the liability and costs associated therewith. We provide warranties for our products for a period of time (currently three months) after purchase. Our license agreements generally do not permit product returns by the customer, and product returns for fiscal 2000, 1999 and 1998 represented less than 1.0% of total revenues during each of such periods. We cannot ensure that product returns will not increase as a percentage of total revenues in future periods.

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

OUR SUCCESS DEPENDS ON OUR RETENTION OF KEY PERSONNEL.

     Our performance depends substantially on the performance of our key technical and senior management personnel, none of whom is bound by an employment agreement. We may lose the services of any of such persons. We do not maintain key person life insurance policies on any of our employees. Our success depends on our continuing ability to identify, hire, train, motivate and retain highly qualified management, technical, and sales and marketing personnel, including recently hired officers and other employees. We experience intense competition for such personnel. We cannot ensure that we will successfully attract, assimilate or retain highly qualified technical, managerial or sales and marketing personnel in the future.

OUR FAILURE TO EXPAND INTO INTERNATIONAL MARKETS COULD HARM OUR BUSINESS.

     We intend to continue to expand our operations outside of the United States and enter additional international markets, primarily through the establishment of additional reseller arrangements. We expect to commit additional time and development resources to customizing our products and services for selected international markets and to developing international sales and support channels. We cannot ensure that such efforts will be successful.

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

WE MAY NEED FUTURE CAPITAL FUNDING.

     We plan to continue to expend substantial funds on the continued development, sales and marketing of the eHealth(TM) product family. We cannot ensure that our existing capital resources, the proceeds from our initial public offering during October 1997 and any funds that may be generated from future operations together will be sufficient to finance our future operations or that other sources of funding will be available on terms acceptable to us, if at all. In addition, future sales of substantial amounts of our securities in the public market could adversely affect prevailing market prices and could impair our future ability to raise capital through the sale of our securities.

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

     PRIMARY MARKET RISK EXPOSURES. The Company's primary market risk exposure is in the area of interest rate risk. The Company's investment portfolio of cash equivalents and marketable securities is subject to interest rate fluctuations, but the Company believes this risk is immaterial due to the short-term nature of these investments. Substantially all of the Company's business outside the United States is conducted in U.S. dollar-denominated transactions, whereas the Company's operating expenses in its international branches are denominated in local currency. The Company has no foreign exchange contracts, option contracts or other foreign hedging arrangements. The Company believes that the operating expenses of its foreign operations are immaterial, and therefore any associated market risk is unlikely to have a material adverse effect on the Company's business, results of operations or financial condition.

     The Company's current export sales are denominated in United States dollars. To the extent that international sales continue to be denominated in United States dollars, an increase in the value of the United States dollar relative to other currencies could make the Company's products and services more expensive and, therefore, potentially less competitive in international markets.

                          CONCORD COMMUNICATIONS, INC.
                            FORM 10-Q, MARCH 31, 2001

                           PART II: OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

     The Company is not a party to any litigation that it believes could have a material adverse effect on the business, results of operations and financial condition of the Company.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(a) Issuance of Securities

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

(b) Use of Proceeds

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

Not Applicable

ITEM 5. OTHER INFORMATION

Not Applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

     The exhibits listed in the accompanying Exhibit Index on page 24 and page 25 are filed or incorporated by reference as part of this Report.

                          CONCORD COMMUNICATIONS, INC.
                            FORM 10-Q, MARCH 31, 2001

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        Concord Communications, Inc.


                                        /s/ Melissa H. Cruz
                                        ----------------------------------------
May 9, 2001                             Name: Melissa H. Cruz
                                        Title: Executive Vice President of
                                               Business Services and Chief
                                               Financial Officer
                                               (Principal Financial Officer and
                                               Principal Accounting Officer)

                          CONCORD COMMUNICATIONS, INC.
                            FORM 10-Q, MARCH 31, 2001

                                  EXHIBIT INDEX

EXHIBIT
  NO.       DESCRIPTION                                             SEC DOCUMENT REFERENCE
-------     -----------                                             ----------------------

    3.01    Restated Articles of Organization of the Company        Exhibit No. 3.01 on Form 10-K, for the period ended December 31,
                                                                    1997
    3.02    Restated By-laws of the Company                         Exhibit No. 3.02 on Form 10-K, for the period ended December 31,
                                                                    1998
   10.01    Working Capital Loan Agreement between the Company      Exhibit No. 10.01 to Registration Statement on Form S-1
            and Silicon Valley Bank dated April 3, 1997             (No. 333-33227)
   10.02    Revolving Promissory Note made by the Company in        Exhibit No. 10.02 to Registration Statement on Form S-1
            favor of Silicon Valley Bank                            (No. 333-33227)
   10.03    Equipment Line of Credit Letter Agreement between the   Exhibit No. 10.03 to Registration Statement on Form S-1
            Company and Fleet Bank dated as of June 9, 1997         (No. 333-33227)
   10.04    1995 Stock Plan of the Company                          Exhibit No. 10.04 to Registration Statement on Form S-1
                                                                    (No. 333-33227)
   10.05    1997 Stock Plan of the Company                          Exhibit No. 10.01 on Form 10-Q, for the period ended June 30,
                                                                    1998
   10.06    1997 Stock Plan of the Company, as amended on March     Exhibit No. 10.06 on Form 10-K, for the period ended December
            12, 1998, March 1, 1999, May 15, 1999 and March 8,      31, 2000
            2000
   10.07    1997 Employee Stock Purchase Plan of the Company        Exhibit No. 10.06 to Registration Statement on Form S-1
                                                                    (No. 333-33227)
   10.08    1997 Non-Employee Director Stock Option Plan of the     Exhibit No. 10.08 on Form 10-K, for the period ended December
            Company as amended on March 8, 2000                     31, 2000
   10.09    The Profit Sharing/401(k) Plan of the Company           Exhibit No. 10.08 to Registration Statement on Form S-1
                                                                    (No. 333-33227)
   10.10    Lease Agreement between the Company and John Hancock    Exhibit No. 10.09 to Registration Statement on Form S-1
            Mutual Life Insurance Company dated March 17, 1994,     (No. 333-33227)
            as amended on March 25, 1997
   10.11    First Amendment to Lease Agreement between the          Exhibit No. 10.10 to Registration Statement on Form S-1
            Company and John Hancock Mutual Life Insurance          (No. 333-33227)
            Company dated March 25, 1997
   10.12    Form of Indemnification Agreement for directors and     Exhibit No. 10.11 to Registration Statement on Form S-1
            officers of the Company                                 (No. 333-33227)
   10.13    Restated Common Stock Registration Rights Agreement     Exhibit No. 10.12 to Registration Statement on Form S-1
            between the Company and certain investors dated         (No. 333-33227)
            August 7, 1986
   10.14    Amended and Restated Registration Rights Agreement      Exhibit No. 10.13 to Registration Statement on Form S-1
            between the Company and certain investors dated         (No. 333-33227)
            December 28, 1995
   10.15    Management Change in Control Agreement between the      Exhibit No. 10.14 to Registration Statement on Form S-1
            Company and John A. Blaeser dated as of August 7,       (No. 333-33227)
            1997
   10.16    Management Change in Control Agreement between the      Exhibit No. 10.15 to Registration Statement on Form S-1
            Company and Kevin J. Conklin dated as of July 23,       (No. 333-33227)
            1997
   10.17    Management Change in Control Agreement between the      Exhibit No. 10.16 to Registration Statement on Form S-1
            Company and Ferdinand Engel dated as of July 23, 1997   (No. 333-33227)
   10.18    Management Change in Control Agreement between  the     Exhibit No. 10.17 to Registration Statement on Form S-1
            Company and Gary E. Haroian dated as of July 23, 1997   (No. 333-33227)
   10.19    Management Change in Control Agreement between  the     Exhibit No. 10.18 on Form 10-Q filed on August 14, 2000
            Company and Melissa H. Cruz dated as of June 12, 2000
   10.20    Management Change in Control Agreement between the      Exhibit No. 10.18 to Registration Statement on Form S-1
            Company and Daniel D. Phillips, Jr. dated as of July    (No. 333-33227)
            23, 1997
   10.21    Stock Option Agreement dated January 1, 1996 between    Exhibit No. 10.19 to Registration Statement on Form S-1
            the Company and John A. Blaeser                         (No. 333-33227)
   10.22    Stock Option Agreement dated January 1, 1996 between    Exhibit No. 10.20 to Registration Statement on Form S-1
            the Company and John A. Blaeser                         (No. 333-33227)
   10.23    Letter Agreement between the Company and Silicon        Exhibit No. 10.21 to Registration Statement on Form S-1
            Valley Bank dated March 25, 1996 together with the      (No. 333-33227)
            Loan Modification Agreement dated November 14, 1996
   10.24    Form of Shrink-Wrap License                             Exhibit No. 10.22 to Registration Statement on Form S-1
                                                                    (No. 333-33227)
   10.25    Agreement and Plan of Reorganization dated as of        Exhibit No. 2.1 on Form 8-K filed on November 12, 1999
            October 19, 1999 by and among Concord Communications,
            Inc., E Acquisition Corp., Empire Technologies, Inc.
            and the stockholders of Empire Technologies, Inc.
   10.26    Agreement and Plan of Reorganization dated as of        Exhibit No. 2.1 on Form 8-K filed on February 10, 2000
            January 20, 2000 by and among Concord Communications,
            Inc., F Acquisition Corp., and FirstSense Software,
            Inc.
   10.27    Registration Rights Agreement dated as of February 4,   Exhibit No. 99.1 on Form 8-K filed on February 10, 2000
            2000 by and among Concord Communications, Inc. and
            Timothy Barrows, as Securityholder Agent
   10.28    2000 Non-Executive Employee Equity Incentive Plan       Exhibit 10.28 on Form 10-K, for the period ended December
                                                                    31, 2000

                          CONCORD COMMUNICATIONS, INC.
                            FORM 10-Q, MARCH 31, 2001

                                  EXHIBIT INDEX

EXHIBIT
  NO.       DESCRIPTION                                             SEC DOCUMENT REFERENCE
-------     -----------                                             ----------------------

*10.29      Management Change in Control Agreement between the      Exhibit No. 10.29 to Current Report on Form 10-Q
            Company and Ellen Kokos dated as of February 2, 2001

     * filed herewith