Form 10-Q
period 2001-06-30
CONCORD COMMUNICATIONS INC
filed 2001-08-06
CIK 915290

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended June 30, 2001.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934. For the transition period from ________ to _________ .

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

                            YES  [X]      NO [ ]

16,694,473 SHARES OF THE REGISTRANT'S COMMON STOCK, $0.01 PAR VALUE, WERE OUTSTANDING AS OF JULY 31, 2001.

                        THIS DOCUMENT CONTAINS 34 PAGES.
                        THE EXHIBIT INDEX IS ON PAGE 25.

                          CONCORD COMMUNICATIONS, INC.

                            FORM 10-Q, JUNE 30, 2001

                                    CONTENTS

Item Number                                                               Page

                          ART I: FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements
                   Condensed Consolidated Balance Sheets:
                   June 30, 2001 and December 31, 2000                       3
                   Condensed Consolidated Statements of Operations:
                   Three and six months ended June 30, 2001 and June
                   30, 2000                                                  4
                   Consolidated Statements of Cash Flows:
                   Six months ended June 30, 2001 and June 30, 2000          5
                   Notes to Condensed Consolidated Financial Statements    6-8

Item 2. Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                     9-20

Item 3. Quantitative and Qualitative Disclosures about Market Risk          21

                     PART II: OTHER INFORMATION

Item 1. Legal Proceedings                                                   22

Item 2. Changes in Securities and Use of Proceeds                           22

Item 3. Defaults Upon Senior Securities                                     22

Item 4. Submission of Matters to a Vote of Security Holders                 22

Item 5. Other Information                                                   22

Item 6. Exhibits and Reports on Form 8-K                                    23

SIGNATURE                                                                   24

EXHIBIT INDEX                                                               25

                          PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
                          CONCORD COMMUNICATIONS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                        JUNE 30,           DECEMBER 31,
                                                                          2001                2000
                                                                      -------------       -------------
                                  ASSETS
Current Assets:
    Cash, cash equivalents and marketable securities                  $  64,384,349       $  63,251,427
    Accounts receivable, net of allowance of
      $1,306,941 and $1,525,965 in 2001 and 2000, respectively           16,225,719          20,000,193
    Prepaid expenses and other current assets                             2,829,316           2,409,350
                                                                      -------------       -------------
        Total current assets                                             83,439,384          85,660,970
                                                                      -------------       -------------
Equipment and Improvements, at cost:
    Equipment                                                            18,501,469          16,085,465
    Leasehold improvements                                                5,922,306           6,080,105
                                                                      -------------       -------------
                                                                         24,423,775          22,165,570
    Less-- Accumulated depreciation and amortization                     11,823,429           9,140,170
                                                                      -------------       -------------
      Equipment and Improvements, net                                    12,600,346          13,025,400
                                                                      -------------       -------------
Deferred Tax Asset                                                        3,500,000           3,500,000
Other Long-term Assets                                                      100,559              89,689
                                                                      -------------       -------------
                                                                      $  99,640,289       $ 102,276,059
                                                                      =============       =============

                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Accounts payable                                                  $   2,195,120       $   3,117,627
    Accrued expenses                                                     13,115,006          11,108,921
    Deferred revenue                                                     20,744,981          17,303,928
                                                                      -------------       -------------
        Total current liabilities                                        36,055,107          31,530,476
                                                                      -------------       -------------

Common Stock, $0.01 par value:
      Authorized -- 50,000,000 shares
      Issued and outstanding -- 16,693,010 and 16,554,944
      shares, in 2001 and 2000 respectively                                 166,930             165,549
    Additional paid-in capital                                           95,104,062          95,479,340
    Deferred compensation                                                  (139,964)         (1,509,880)
    Accumulated other comprehensive income                                  789,832             135,159
    Accumulated deficit                                                 (32,335,678)        (23,524,585)
                                                                      -------------       -------------
        Total stockholders' equity                                       63,585,226          70,745,583
                                                                      -------------       -------------
                                                                      $  99,640,289       $ 102,276,059
                                                                      =============       =============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          CONCORD COMMUNICATIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                     THREE MONTHS ENDED              SIX MONTHS ENDED
                                               -----------------------------    -----------------------------
                                                  JUNE 30,         JUNE 30,        JUNE 30,        JUNE 30,
                                                   2001             2000            2001             2000
                                               ------------     ------------    ------------     ------------
Revenues:
     License revenues                          $ 13,481,341     $ 17,508,011    $ 26,552,175     $ 32,360,538
     Service revenues                             8,132,413        5,302,463      15,492,911        9,718,209
                                               ------------     ------------    ------------     ------------
          Total revenues                         21,613,754       22,810,474      42,045,086       42,078,747
Cost of Revenues                                  4,395,437        2,645,657       9,356,864        5,072,020
                                               ------------     ------------    ------------     ------------
          Gross profit                           17,218,317       20,164,817      32,688,222       37,006,727
                                               ------------     ------------    ------------     ------------
Operating Expenses:
     Research and development                     6,280,825        4,682,927      12,685,696        9,471,007
     Sales and marketing                         12,886,783       10,529,866      25,306,029       19,755,921
     General and administrative                   2,244,952        1,704,138       4,791,711        3,119,827
     Stock-based compensation                        48,607          214,914         240,430          469,171
     Acquisition-related charges                         --               --              --        4,300,000
                                               ------------     ------------    ------------     ------------
          Total operating expenses               21,461,167       17,131,845      43,023,866       37,115,926
                                               ------------     ------------    ------------     ------------
Operating (loss) income                          (4,242,850)       3,032,972     (10,335,644)        (109,099)
Other income net                                    797,261          795,442       1,524,551        1,551,374
                                               ------------     ------------    ------------     ------------
(Loss) income before income taxes and
    extraordinary items                          (3,445,589)       3,828,414      (8,811,093)       1,442,175
Provision for income taxes                               --        1,378,230              --          487,230
                                               ------------     ------------    ------------     ------------
(Loss) income before extraordinary items         (3,445,589)       2,450,184      (8,811,093)         954,945

Extraordinary loss upon early retirement of
    debt, net of tax benefit of $72,000                  --               --              --         (216,010)
                                               ------------     ------------    ------------     ------------
Net (loss) income                              $ (3,445,589)    $  2,450,184    $ (8,811,093)    $    738,935
                                               ============     ============    ============     ============

Net (loss) income per common and potential
   common share:
  Basic                                        $      (0.21)    $       0.15    $      (0.53)    $       0.05
                                               ============     ============    ============     ============
  Diluted                                      $      (0.21)    $       0.15    $      (0.53)    $       0.04
                                               ============     ============    ============     ============

Weighted average common and potential
  commons shares outstanding:
  Basic                                          16,672,323       16,286,467      16,616,432       15,861,661
                                               ============     ============    ============     ============
  Diluted                                        16,672,323       16,741,150      16,616,432       16,463,660
                                               ============     ============    ============     ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          CONCORD COMMUNICATIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                            SIX MONTHS ENDED
                                                                    -------------------------------
                                                                      JUNE 30,           JUNE 30,
                                                                        2001               2000
                                                                    -------------      ------------
Cash Flows from Operating Activities:
    Net (loss) income                                               $ (8,811,093)      $    738,935
    Adjustments to reconcile net (loss) income to net cash
      provided by operating activities:
      Depreciation and amortization                                    3,026,726          1,769,302
      Stock-based compensation                                           240,430            469,171
      Changes in current assets and liabilities:
         Accounts receivable                                           3,774,474         (2,881,813)
         Prepaid expenses and other current assets                      (430,836)           190,623
         Accounts payable                                               (922,507)          (505,525)
         Accrued expenses                                              2,006,085           (196,906)
         Deferred revenue                                              3,441,053          2,949,408
                                                                    ------------       ------------
           Net cash provided by operating activities                   2,324,332          2,533,195
                                                                    ------------       ------------

Cash Flows from Investing Activities:
  Purchases of equipment and improvements                             (2,601,672)        (5,618,003)
  Net (investments in) proceeds from marketable securities            (3,096,698)         2,947,099
                                                                    ------------       ------------
           Net cash used in investing activities                      (5,698,370)        (2,670,904)
                                                                    ------------       ------------

Cash Flows from Financing Activities:
  Repayments of bank borrowings                                               --         (2,962,466)
  Proceeds from shares issued in connection with
    employee stock plans and warrants exercised                          755,589          1,858,272
                                                                    ------------       ------------
           Net cash provided by (used in) financing
            activities                                                   755,589         (1,104,194)
                                                                    ------------       ------------

Net Decrease in Cash and Cash Equivalents                             (2,618,449)        (1,241,903)
Cash and Cash Equivalents, beginning of period                        10,725,265         10,629,528
                                                                    ------------       ------------
Cash and Cash Equivalents, end of period                            $  8,106,816       $  9,387,625
                                                                    ============       ============

Supplemental Disclosure of Cash Flow Information:
  Cash paid for interest                                            $         --       $     33,592
                                                                    ============       ============
  Cash paid for taxes                                               $     49,000       $    328,556
                                                                    ============       ============

Supplemental Disclosure of Noncash Transactions:
  Reversal of deferred compensation related to
   forfeited stock options                                          $ (1,129,486)      $         --
                                                                    ============       ============
  Retirement of fully depreciated assets                            $    343,467       $         --
                                                                    ============       ============

  Conversion of redeemable convertible preferred stock
    to common stock                                                 $         --       $ 11,723,017
                                                                    ============       ============
  Unrealized gain on available-for-sale securities                  $    654,673       $     52,500
                                                                    ============       ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          CONCORD COMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                            FORM 10-Q, JUNE 30, 2001



1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

    The accompanying consolidated financial statements have been presented by Concord Communications, Inc. (the "Company") unaudited (except the balance sheet information as of December 31, 2000 which has been derived from audited financial statements) in accordance with accounting principles generally accepted in the United States for interim financial statements and with the instructions to Form 10-Q and Regulation S-X pertaining to interim financial statements. Accordingly, these interim financial statements do not include all information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial statements reflect all adjustments and accruals which management considers necessary for a fair presentation of financial position as of June 30, 2001 and December 31, 2000, and the results of operations for the three and six months ended June 30, 2001 and 2000. The results for the interim periods presented are not necessarily indicative of results to be expected for any future period. The financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's 2000 Annual Report on Form 10-K filed with the Securities and Exchange Commission in March 2001.

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


2. BASIC AND DILUTED INCOME/LOSS PER COMMON SHARE

    The Company follows the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share. SFAS No. 128 establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. Basic net (loss) income per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted-average number of common and dilutive common-equivalent shares outstanding during the period. Dilutive common-equivalent shares primarily consist of employee stock options. Diluted loss per share is the same as basic loss per share for the three and six month periods ending June 30, 2001, as the effects of potential common stock are antidilutive. For the three and six months ending June 30, 2001, employee stock options to purchase 2,540,323 and 2,495,353 shares respectively, were outstanding but not included in the diluted weighted-average share calculation as the effect would have been antidilutive.

    Calculations of the basic and diluted net income/loss per share and potential common share are as follows:


                                                                      THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                -----------------------------    -----------------------------
                                                                   JUNE 30,         JUNE 30,       JUNE 30,          JUNE 30,
                                                                    2001              2000           2001              2000
                                                                -----------       -----------    ------------      -----------

    Net (loss) income available to common stockholders.....     $(3,445,589)      $ 2,450,184    $ (8,811,093)     $   738,935
                                                                ===========       ===========    ============      ===========

    Weighted average common shares outstanding.............      16,672,323        16,286,467      16,616,432       15,861,661
    Potential common shares pursuant to stock options and
      warrants.............................................              --           454,683              --          601,999

    Diluted weighted average shares.......................       16,672,323        16,741,150      16,616,432       16,463,660
                                                                -----------       -----------     -----------      -----------
    Basic net (loss) income per common
      share................................................     $     (0.21)      $      0.15     $     (0.53)     $      0.05
                                                                ===========       ===========     ============     ===========
    Diluted net (loss) income per common and potential
     common share..........................................     $     (0.21)      $      0.15     $     (0.53)     $      0.04
                                                                ===========       ===========     ============     ===========



3. COMPREHENSIVE (LOSS) INCOME

    Comprehensive (loss) income for the three months and six months ended June 30, 2001 and 2000 is as follows:


                                                           THREE MONTHS ENDED                SIX MONTHS ENDED
                                                      ----------------------------     ---------------------------
                                                        JUNE 30,         JUNE 30,        JUNE 30,         JUNE 30,
                                                          2001             2000            2001             2000
                                                      ------------      ----------     ------------     ----------

         Net (loss) income........................    $(3,445,589)      $2,450,184     $(8,811,093)      $ 738,935

         Unrealized (loss) gain on marketable
         securities...............................       (287,315)         133,620         654,673          52,500
                                                      -----------       ----------      ----------       ---------
         Comprehensive (loss) income..........        $(3,732,904)      $2,583,804      $(8,156,420)     $ 791,435
                                                      ===========       ==========      ===========      =========

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

    The following table presents the approximate revenue by major geographical regions:


                                         THREE MONTHS ENDED                   SIX MONTHS ENDED
                                    ----------------------------       -----------------------------
                                       JUNE 30,         JUNE 30,          JUNE 30,          JUNE 30,
                                        2001             2000              2001              2000
                                    -----------      -----------       -----------       -----------
United States..................     $13,534,000      $17,270,000       $26,578,000       $29,255,000
Europe.........................       4,904,000        3,491,000         9,053,000         8,285,000

Rest of the World..............       3,176,000        2,049,000         6,414,000         4,539,000
                                    -----------      -----------       -----------       -----------
Total.........................      $21,614,000      $22,810,000       $42,045,000       $42,079,000
                                    ===========      ===========       ===========       ===========

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


The table presents the approximate revenue by reportable segment:


                                              THREE MONTHS ENDED                     SIX MONTHS ENDED
                                         ------------------------------       ------------------------------
                                           JUNE 30,           JUNE 30,          JUNE 30,           JUNE 30,
                                            2001                2000              2001              2000
                                         ----------         -----------       -----------        -----------
SP/T............................         $10,480,000        $ 8,640,000       $18,931,000        $17,800,000
Enterprise......................          11,134,000         14,170,000        23,114,000         24,279,000
                                         -----------        -----------       -----------        -----------
Total............................        $21,614,000        $22,810,000       $42,045,000        $42,079,000
                                         ===========        ===========       ===========        ==========

                          CONCORD COMMUNICATIONS, INC.
                            FORM 10-Q, JUNE 30, 2001

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    Concord develops, markets and supports a suite of highly scalable software solutions, our eHealth SuiteTM family of products, which maximizes the availability and performance of networks, systems, and applications that form the critical underlying IT infrastructure on which businesses depend for their operations. Concord's software solutions monitor to detect fault conditions throughout the infrastructure in real time; test availability and responsiveness of critical services; collect, consolidate, normalize and analyze high volumes of data from the IT infrastructure; alert IT personnel to faults and potential outages and automatically execute corrective action to restore availability and maximize uptime of the internet infrastructure, if desired.

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


RESULTS OF OPERATIONS

    The following table sets forth, for the periods indicated, certain financial data as percentages of the Company's total revenue:


UNAUDITED                                                 THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                         --------------------------            --------------------------
                                                         JUNE 30,          JUNE 30,             JUNE 30,         JUNE 30,
                                                           2001              2000                 2001             2000
                                                         --------          --------            ---------         --------
Revenues:
     License revenues                                      62.4%             76.8%               63.2%             76.9%
     Service revenues                                      37.6              23.2                36.8              23.1
                                                          -----             -----               -----             -----
          Total revenues                                  100.0             100.0               100.0             100.0
Cost of Revenues                                           20.3              11.6                22.3              12.1
                                                          -----             -----               -----             -----
          Gross profit                                     79.7              88.4                77.7              87.9
Operating Expenses:
     Research and development                              29.1              20.5                30.2              22.5
     Sales and marketing                                   59.6              46.2                60.2              46.9
     General and administrative                            10.4               7.5                11.4               7.4
     Stock-based compensation                               0.2               0.9                 0.6               1.1
     Acquisition-related charges                            0.0               0.0                 0.0              10.2
                                                          -----             -----               -----             -----
           Total operating expenses                        99.3              75.1               102.4              88.1
                                                          -----             -----               -----             -----
(Loss) income from Operations                             (19.6)             13.3               (24.6)             (0.3)
Other income, net                                           3.7               3.5                 3.6               3.7
                                                          -----             -----               -----             -----
(Loss) income before taxes                                (15.9)             16.8               (21.0)              3.4
Provision for income taxes                                  0.0               6.0                 0.0               1.2
                                                          -----             -----               -----             -----
Net (loss) income before extraordinary items              (15.9)             10.7               (21.0)              2.3
Extraordinary items                                         0.0               0.0                 0.0              (0.5)
                                                          -----             -----               -----             -----
Net (loss) income                                         (15.9)%            10.7%              (21.0)%             1.8%
                                                          -----             -----               -----             -----

    TOTAL REVENUES. The Company's total revenues decreased 5% to $21.6 million in the three months ended June 30, 2001 from $22.8 million in the three months ended June 30, 2000. Total revenue was consistent at $42.1 million in the six months ended June 30, 2001 with $42.1 million in the six months ended June 30, 2000.

    LICENSE REVENUES. The Company's license revenues, which are derived from the licensing of software products, decreased 23% to $13.5 million, or 62.4% of total revenues, in the three months ended June 30, 2001, from $17.5 million, or 76.8% of total revenues in the three months ended June 30, 2000. License revenues decreased 17.9% to $26.6 million, or 63.2% of total revenues, in the six months ended June 30, 2001, from $32.4 million, or 76.9% of total revenues in the six months ended June 30, 2000. The decrease of license revenues is due to the general slowdown of the economy in the United States and abroad. The decrease in license revenues as a percent of total revenues was, in part, due to a significant increase in service revenues.

    SERVICE REVENUES. The Company's service revenues, which consist of fees for maintenance, training and professional services, increased 53.4% to $8.1 million, or 37.6% of total revenues, in the three months ended June 30, 2001 from $5.3 million, or 23.2% of total revenues, in the three months ended June 30, 2000. Service revenues increased 59.4% to $15.5 million, or 36.8% of total revenues, in the six months ended June 30, 2001 from $9.7 million, or 23.1% of total revenues, in the six months ended June 30, 2000. The increase in service revenues was attributed to an increase of our customer base and the resulting demand for services by these customers.

    COST OF REVENUES. Cost of revenues includes expenses associated with royalty costs, production, fulfillment and product documentation, along with personnel costs associated with providing customer support in connection with maintenance, training and professional service contracts. Royalty costs are composed of third party software costs. Cost of revenues increased 66.1% to $4.4 million, or 20.3% of total revenues, in the three months ended June 30, 2001 from $2.6 million, or 11.6% of total revenues, in the three months ended June 30, 2000, resulting in gross margins of 79.7% and 88.4% in each respective period. Cost of revenues increased 84.5% to $9.4 million, or 22.3% of total revenues, in the six months ended June 30, 2001 from $5.1 million, or 12.1% of total revenues, in the six months ended June 30, 2000, resulting in gross margins of 77.7% and 87.9% in each respective period. The increase in cost of revenues as a percent of sales was primarily driven by the increased spending in customer support to be more responsive to growing customer needs. We expect to decrease our cost of revenues as a percentage of total revenues; however, this will depend on our royalty costs and our growth, among other factors.

    RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses consist primarily of personnel costs associated with software development. Research and development expenses increased 34.1% to $6.3 million, or 29.1% of total revenues, in the three months ended June 30, 2001 from $4.7 million, or 20.5% of total revenues, in the three months ended June 30, 2000. Research and development expenses increased 33.9% to $12.7 million, or 30.2% of total revenues, in the six months ended June 30, 2001 from $9.5 million, or 22.5% of total revenues, in the six months ended June 30, 2000. The increase in absolute dollars in research and development expenses was primarily due to increased headcount in research and development from 118 to 149 people for the period from June 30, 2000 to June 30, 2001. We intend to decrease our research and development expenses as a percentage of total revenues; however, this depends on our growth, among other factors.

    SALES AND MARKETING EXPENSES. Sales and marketing expenses consist primarily of salaries, commissions to sales personnel and agents, travel, tradeshow participation, public relations, advertising and other promotional expenses. Sales and marketing expenses increased 22.4% to $12.9 million, or 59.6% of total revenues, in the three months ended June 30, 2001 from $10.5 million, or 46.2% of total revenues, in the three months ended June 30, 2000. Sales and marketing expenses increased 28.1% to $25.3 million, or 60.2% of total revenues, in the six months ended June 30, 2001 from $19.8 million, or 46.9% of total revenues, in the six months ended June 30, 2000. The increase in absolute dollars was primarily the result of increased headcount to continue to build the direct sales force along with additional marketing and promotional activities to penetrate the market. Headcount in sales and marketing increased from 152 to 194 people from June 30, 2000 to June 30, 2001. We intend to decrease our sales and marketing expenses as a percentage of total revenues; however, this depends on our growth, among other factors.

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of salaries for financial, administrative and management personnel and related travel expenses, as well as legal, bad debt and other accounting expenses. General and administrative expenses increased 31.7% to $2.2 million, or 10.4% of total revenues, in the three months ended June 30, 2001 from $1.7 million, or 7.5% of total revenues, in the three months ended June 30, 2000. General and administrative expenses increased 53.6% to $4.8 million, or 11.4% of total revenues, in the six months ended June 30, 2001 from $3.1 million, or 7.4% of total revenues, in the six months ended June 30, 2000. The increase in absolute dollars year over year is associated with an increase of costs in general support areas, such as human resources, finance and legal services, which will enable the Company to scale its infrastructure in anticipation of future growth. Headcount in general and administrative functions increased from 24 to 42 people from June 30, 2000 to June 30, 2001. We intend to decrease our general and administrative expenses as a percentage of total revenues; however, this depends on our growth, among other factors.

    ACQUISITION-RELATED EXPENSES. Acquisition-related expenses of approximately $4.3 million were incurred in the six months ending June 30, 2000 related to accounting, legal and investment banking fees associated with the acquisition of FirstSense Software, Inc. in February 2000.

    OTHER INCOME. Other income consists of interest earned on funds available for investment net of interest expense in connection with the financing of capital equipment and interest expense paid by FirstSense on an outstanding term loan obtained by FirstSense prior to the acquisition by Concord. The Company had net other income of $797,000 for the three months ended June 30, 2001 and net other income of $795,000 for the three months ended June 30, 2000. The Company had net other income of $1.5 million for the six months ended June 30, 2001 and net other income of $1.6 million for the six months ended June 30, 2000.

    EXTRAORDINARY ITEMS. The Company recognized an extraordinary loss of $216,000 (net of the tax benefit of $72,000) related to the early extinguishment of certain debt that the Company assumed as part of the FirstSense acquisition.

    BENEFIT FROM INCOME TAXES. The Company did not record any income tax benefit in the six months ended June 30, 2001 versus an income tax expense of $487,000 in the six months ended June 30, 2000. The Company did not record such a benefit in 2001 based on its estimate of its year-end tax position.

LIQUIDITY AND CAPITAL RESOURCES

    The Company financed its operations, prior to its initial public offering, primarily through the private sales of equity securities and a credit line for equipment purchases. On October 24, 1997, the Company completed its initial public offering yielding the Company net proceeds of approximately $34.7 million. The Company had working capital of $47.4 million at June 30, 2001.

    Net cash provided by operating activities was $2.0 million and $2.5 million for the six months ended June 30, 2001 and 2000, respectively. Cash, cash equivalents and marketable securities were $64.4 million and $59.4 million at June 30, 2001 and 2000, respectively. Accounts receivable decreased $3.8 million due to lower license revenue for the period ending June 30, 2001.

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

    Financing activities consisted primarily of the issuance of common stock and exercise of options during the six months ended June 30, 2001 and 2000 and from the repayments of borrowings on a subordinated debt financing by FirstSense.

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

    As a result of the Company's ownership change described above, the future use of approximately $6.6 million of the Company's NOL carryforwards are limited to only $330,000 per year; the substantial majority of such NOL carryforwards will expire before they can be used. The FirstSense NOL carryforwards are limited to $4.2 million per year. Pursuant to the provisions of SFAS No. 109, the Company used all of its remaining unrestricted NOL and credit carryforwards in computing the 1998 tax provision. As a part of restating its financial statements to reflect the FirstSense acquisition, the Company determined that approximately $3.0 million of valuation allowance previously recorded by FirstSense prior to the acquisition was not necessary, given the Company's estimates of future taxable income. Accordingly, pursuant to SFAS No. 109, the Company recorded an asset and reduced its provision for income taxes in the period in which such NOL carryforwards were generated by FirstSense. The Company is also subject to rapid technological change, competition from substantially larger competitors, a limited family of products and other related risks, as more thoroughly described in the "Risk Factors" section beginning on page 13 and in the "Risk factors" section of the Company's Form 10-K, for the fiscal year ended December 31, 2000. The Company's dependence on a single product family in an emerging market makes the prediction of future results difficult, if not impossible, especially in the highly competitive software industry. As a result, the Company found the evidence described above to be the most reliable objective evidence available in determining that a valuation allowance against its tax assets would be necessary.

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

OUR FUTURE OPERATING RESULTS ARE UNCERTAIN.

         We changed our focus to network management software in 1991 and commercially introduced our first Network Health(R) product in 1995. We acquired Empire Technologies in October 1999 and FirstSense Software in February 2000, bringing us into the broader performance, availability and fault management market. Accordingly, we have a relatively limited operating history in this broader market upon which you can evaluate our business and prospects can be based. We incurred significant net losses in each of the five fiscal years prior to earning a small profit in 1997, and remaining profitable in 1998, 1999 and 2000. As of June 30, 2001, we had accumulated net losses of approximately $32.3 million. Our limited operating history makes the prediction of future results of operations difficult or impossible. Our prospects must be considered in light of the risks, costs and difficulties frequently encountered by emerging companies, particularly companies in the competitive software industry.

WE CANNOT ENSURE THAT OUR REVENUES WILL GROW OR THAT WE WILL BE PROFITABLE.

         Although we have achieved revenue growth and profitability for the fiscal years ended 2000, 1999, 1998 and 1997, we cannot ensure that we can generate revenue growth on a quarterly or annual basis, or that we can achieve or sustain any revenue growth. In addition, we have increased, and may increase in the future, our operating expenses in order to:

-        fund higher levels of research and development;

-        increase our sales and marketing efforts;

-        develop new distribution channels;

-        broaden our customer support capabilities; and

-        expand our administrative resources in anticipation of future growth.

         To the extent that increases in our expenses precede or are not followed by increased revenue, our profitability will continue to suffer. Our revenue must grow substantially in order for us to become profitable on a quarterly or annual basis. In addition, in view of the rapidly evolving nature of our business and markets, our recent acquisitions and our limited operating history in our current market, we believe that one should not rely on period-to-period comparisons of our financial results as an indication of our future performance. In light of our strong performance in 1998, we used all of our remaining unrestricted tax net operating loss and credit carryforwards in 1998. Accordingly, we recorded a tax benefit of $986,000 during 1998, and a tax provision of $4.3 million during 1999 and $375,000 for 2000. The continuing restrictions on our future use of our net operating loss carryforwards will severely limit the benefit, if any, we will attribute to this asset.

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

    Though our services revenue has been increasing as a percentage of revenue, we do not have a significant ongoing revenue stream that may mitigate quarterly fluctuations in operating results as other software companies with a longer history of operations. Increases in our revenues will also depend on our successful implementation of our distribution strategy as we are trying to expand our channels of distribution. Due to the buying patterns of certain of our customers and also to our own sales incentive programs focused on annual sales goals, revenues in our fourth quarter could be higher than revenues in our first quarter of the following year. There also may be other factors, such as seasonality and the timing of receipt and delivery of orders within a fiscal quarter, that significantly affect our quarterly results, which are difficult to predict given our limited operating history.

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

WE MAY NOT HAVE SUFFICIENT PROTECTION AGAINST PRODUCT LIABILITY CLAIMS.

    Since our products are used by our customers to predict future network, system and application problems and avoid failures of the network to support critical business functions, design defects, software errors, misuse of our products, incorrect data from network elements or other potential problems within or out of our control that may arise from the use of our products could result in financial or other damages to our customers. We do not maintain product liability insurance. Although our license agreements with our customers typically contain provisions designed to limit our exposure to potential claims as well as any liabilities arising from such claims, such provisions may not effectively protect us against such claims and the liability and costs associated therewith. We provide warranties for our products for a period of time (currently three months) after purchase. Our license agreements do not permit product returns by the customer, and product returns for fiscal 2000, 1999 and 1998 represented less than 1.0% of total revenues during each of such periods. We cannot ensure that product returns will not increase as a percentage of total revenues in future periods.

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

                          CONCORD COMMUNICATIONS, INC.
                            FORM 10-Q, JUNE 30, 2001
                           PART II: OTHER INFORMATION


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

Not Applicable


ITEM 5. OTHER INFORMATION

Not Applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    The exhibits listed in the accompanying Exhibit Index on page 25 and page 26 are filed or incorporated by reference as part of this Report.

                          CONCORD COMMUNICATIONS, INC.
                            FORM 10-Q, JUNE 30, 2001

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         Concord Communications, Inc.

                                         /s/ Melissa H. Cruz
                                         ---------------------------------------
Date: August 6, 2001                     Name:  Melissa H. Cruz
                                         Title: Executive Vice President of
                                                Business Services and Chief
                                                Financial Officer
                                                (Principal Financial Officer and
                                                Principal Accounting Officer)

                          CONCORD COMMUNICATIONS, INC.
                            FORM 10-Q, JUNE 30, 2001

                                  EXHIBIT INDEX


EXHIBIT
  NO.     DESCRIPTION                                             SEC DOCUMENT REFERENCE
-------   -----------                                             ----------------------
  3.01    Restated Articles of Organization of the Company        Exhibit No. 3.01 on Form 10-K, for the period ended
                                                                  December 31, 1997
  3.02    Restated By-laws of the Company                         Exhibit No. 3.02 on Form 10-K, for the period ended
                                                                  December 31, 1998
 10.01    Working Capital Loan Agreement between the Company
          and Silicon Valley Bank dated April 3, 1997             Exhibit No. 10.01 to Registration Statement on Form S-1
                                                                  (No. 333-33227)
 10.02    Revolving Promissory Note made by the Company in
          favor of Silicon Valley Bank                            Exhibit No. 10.02 to Registration Statement on Form S-1
                                                                  (No. 333-33227)
 10.03    Equipment Line of Credit Letter Agreement between the   Exhibit No. 10.03 to Registration Statement on Form S-1
          Company and Fleet Bank dated as of June 9, 1997         (No. 333-33227)
 10.04    1995 Stock Plan of the Company                          Exhibit  No. 10.04 to Registration Statement on Form S-1
                                                                  (No. 333-33227)
 10.05    1997 Stock Plan of the Company                          Exhibit No. 10.01 on Form 10-Q, for the period ended June
                                                                  30, 1998
 10.06    1997 Stock Plan of the Company, as amended on March     Exhibit No. 10.06 on Form 10-K, for the period ended
          12, 1998, March 1, 1999, May 15, 1999 and March 8,      December 31, 2000
          2000
 10.07    1997 Employee Stock Purchase Plan of the Company        Exhibit No. 10.06 to Registration Statement on Form S-1
                                                                  (No. 333-33227)
 10.08    1997 Non-Employee Director Stock Option Plan of the     Exhibit No. 10.08 on Form 10-K, for the period ended
          Company as amended on March 8, 2000                     December 31, 2000
 10.09    The Profit Sharing/401(K) Plan of the Company           Exhibit No.  10.08 to Registration Statement on Form S-1
                                                                  (No. 333-33227)
 10.10    Lease Agreement between the Company and John Hancock    Exhibit No. 10.09 to Registration Statement on Form S-1
          Mutual Life Insurance Company dated March 17, 1994,     (No. 333-33227)
          as amended on March 25,1997
 10.11    First Amendment to Lease Agreement between the
          Company and John Hancock Mutual Life Insurance          Exhibit No. 10.10 to Registration Statement on Form S-1
          Company dated March 25, 1997                            (No. 333-33227)
 10.12    Form of Indemnification Agreement for directors and
          officers of the Company                                 Exhibit No. 10.11 to Registration Statement on Form S-1
                                                                  (No. 333-33227)
 10.13    Restated Common Stock Registration Rights Agreement
          between the Company and certain investors dated         Exhibit No. 10.12 to Registration Statement on Form S-1
          August 7, 1986                                          (No. 333-33227)
 10.14    Amended and Restated Registration Rights Agreement
          between the Company and certain investors dated         Exhibit No. 10.13 to Registration Statement on Form S-1
          December 28, 1995                                       (No. 333-33227)
 10.15    Management Change in Control Agreement between the
          Company and John A. Blaeser dated as of August 7, 1997  Exhibit No. 10.14 to Registration Statement on Form S-1
                                                                  (No. 333-33227)
 10.16    Management Change in Control Agreement between the
          Company and Kevin J. Conklin dated as of July 23, 1997  Exhibit No. 10.15 to Registration Statement on Form S-1
                                                                  (No. 333-33227)
 10.17    Management Change in Control Agreement between the
          Company and Ferdinand Engel dated as of July 23, 1997   Exhibit No. 10.16 to Registration Statement on Form S-1
                                                                  (No. 333-33227)
 10.18    Management Change in Control Agreement between the      Exhibit No. 10.17 to Registration Statement on Form S-1
          Company and Gary E. Haroian dated as of July 23, 1997   (No. 333-33227)
 10.19    Management Change in Control Agreement between the      Exhibit No. 10.18 on Form 10-Q filed on August 14, 2000
          Company and Melissa H. Cruz dated as of June 12, 2000
 10.20    Management Change in Control Agreement between the      Exhibit No. 10.18 to Registration Statement on Form S-1
          Company and Daniel D. Phillips, Jr. dated as of July    (No. 333-33227)
          23, 1997
 10.21    Stock Option Agreement dated January 1, 1996 between    Exhibit No. 10.19 to Registration Statement on Form S-1
          the Company and John A. Blaeser                         (No. 333-33227)
 10.22    Stock Option Agreement dated January 1, 1996 between    Exhibit No. 10.20 to Registration Statement on Form S-1
          the Company and John A. Blaeser                         (No. 333-33227)
 10.23    Letter Agreement between the Company and Silicon        Exhibit No. 10.21 to Registration Statement on Form S-1
          Valley Bank dated March 25, 1996 together with the      (No. 333-33227)
          Loan Modification Agreement dated November 14, 1996
 10.24    Form of Shrink-Wrap License                             Exhibit No. 10.22 to Registration Statement on Form S-1
                                                                  (No. 333-33227)
 10.25    Agreement and Plan of Reorganization dated as of        Exhibit No. 2.1 on Form 8-K filed on November 12, 1999
          October 19, 1999 by and among Concord  Communications,
          Inc., E Acquisition Corp., Empire Technologies, Inc.
          and the stockholders of Empire Technologies, Inc.
 10.26    Agreement and Plan of Reorganization dated as of        Exhibit No. 2.1 on Form 8-K filed on February 10, 2000
          January 20, 2000 by and among Concord  Communications,
          Inc., F Acquisition Corp., and FirstSense Software,
          Inc.
 10.27    Registration Rights Agreement dated as of February 4,   Exhibit No. 99.1 on Form 8-K filed on February 10, 2000
          2000 by and among Concord Communications, Inc. and
          Timothy Barrows, as Securityholder Agent
 10.28    2000 Non-Executive Employee Equity Incentive Plan       Exhibit 10.28 on Form 10-K, for the period ended December
                                                                  31, 2000

                          CONCORD COMMUNICATIONS, INC.
                            FORM 10-Q, MARCH 31, 2001

                                  EXHIBIT INDEX



EXHIBIT
  NO.       DESCRIPTION                                             SEC DOCUMENT REFERENCE
-------     -----------                                             ----------------------
            Management Change in Control  Agreement between the     Exhibit No. 10.29 on Form 10-Q filed on May 9, 2001
 10.29      Company and Ellen Kokos dated as of February 2, 2001
*10.30      Management Change in Control Agreement between the      Exhibit No. 10.30 to Current Report on Form 10-Q
            Company and John F. Hamilton dated as of April 16,
            2001

* filed herewith