Form 10-Q
period 2001-09-30
CONCORD COMMUNICATIONS INC
filed 2001-11-07
CIK 915290

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended September 30, 2001.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from ____________ to ______________.

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

                     YES    X                   NO

16,727,333 SHARES OF THE REGISTRANT'S COMMON STOCK, $0.01 PAR VALUE, WERE OUTSTANDING AS OF NOVEMBER 5, 2001.

                        THIS DOCUMENT CONTAINS 32 PAGES.
                        THE EXHIBIT INDEX IS ON PAGE 26.

                          CONCORD COMMUNICATIONS, INC.

                          FORM 10-Q, SEPTEMBER 30, 2001

                                    CONTENTS

Item Number                                                                           Page
                          PART I: FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited)
          Condensed Consolidated Balance Sheets:
          September 30, 2001 and December 31, 2000                                      3
          Condensed Consolidated Statements of Operations:
          Three and nine months ended September 30, 2001 and September 30, 2000         4
          Consolidated Statements of Cash Flows:
          Nine months ended  September  30, 2001 and September 30, 2000                 5
          Notes to Condensed Consolidated Financial Statements                        6-9

Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                       10-21

Item 3. Quantitative and Qualitative Disclosures about Market Risk                     22

                           PART II: OTHER INFORMATION

Item 1. Legal Proceedings                                                              23

Item 2. Changes in Securities and Use of Proceeds                                      23

Item 3. Defaults Upon Senior Securities                                                23

Item 4. Submission of Matters to a Vote of Security Holders                            23

Item 5. Other Information                                                              24

Item 6. Exhibits and Reports on Form 8-K                                               24

SIGNATURE                                                                              25

EXHIBIT INDEX                                                                          26

                          PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          CONCORD COMMUNICATIONS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                          SEPTEMBER 30,            DECEMBER 31,
                                                                              2001                    2000
                                                                          -------------           -------------
                                     ASSETS
Current Assets:
    Cash, cash equivalents and marketable securities                      $  68,373,391           $  63,251,427
    Accounts receivable, net of allowance of
      $1,458,786 and $1,525,965 in 2001 and 2000, respectively               15,423,424              20,000,193
    Prepaid expenses and other current assets                                 3,069,808               2,409,350
                                                                          -------------           -------------
        Total current assets                                                 86,866,623              85,660,970
                                                                          -------------           -------------
Equipment and Improvements, at cost:
    Equipment                                                                19,366,597              16,085,465
    Leasehold improvements                                                    6,018,960               6,080,105
                                                                          -------------           -------------
                                                                             25,385,557              22,165,570
    Less -- Accumulated depreciation and amortization                        13,409,335               9,140,170
                                                                          -------------           -------------
      Equipment and Improvements, net                                        11,976,222              13,025,400
                                                                          -------------           -------------
Deferred Tax Asset                                                            3,500,000               3,500,000
Other Long-term Assets                                                          102,849                  89,689
                                                                          -------------           -------------
                                                                          $ 102,445,694           $ 102,276,059
                                                                          =============           =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Accounts payable                                                      $   3,265,942           $   3,117,627
    Accrued expenses                                                         14,118,964              11,108,921
    Deferred revenue                                                         22,345,491              17,303,928
                                                                          -------------           -------------
        Total current liabilities                                            39,730,397              31,530,476
                                                                          -------------           -------------

Stockholders' Equity:
   Common Stock, $0.01 par value:
      Authorized -- 50,000,000 shares
      Issued and outstanding -- 16,704,489 and 16,554,944 shares,
      in 2001 and 2000 respectively                                             167,045                 165,549
    Additional paid-in capital                                               95,129,414              95,479,340
    Deferred compensation                                                       (98,604)
                                                                                                     (1,509,880)
    Accumulated other comprehensive income                                    2,224,255                 135,159
    Accumulated deficit
                                                                            (34,706,813)            (23,524,585)
                                                                          -------------           -------------
        Total stockholders' equity                                           62,715,297              70,745,583
                                                                          -------------           -------------
                                                                          $ 102,445,694           $ 102,276,059
                                                                          =============           =============

   The accompanying notes are an integral part of these consolidated financial statements.

                          CONCORD COMMUNICATIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                            THREE MONTHS ENDED                          NINE MONTHS ENDED
                                                    -----------------------------------        -----------------------------------
                                                    SEPTEMBER 30,         SEPTEMBER 30,        SEPTEMBER 30,         SEPTEMBER 30,
                                                        2001                  2000                 2001                  2000
                                                    -------------         -------------        -------------         -------------

Revenues:
     License revenues                               $ 13,207,481          $ 17,514,786         $ 39,759,656          $ 49,875,324
     Service revenues                                  8,632,804             5,873,824           24,125,715            15,592,033
                                                    ------------          ------------         ------------          ------------
          Total revenues                              21,840,285            23,388,610           63,885,371            65,467,357
Cost of Revenues                                       4,103,474             3,882,222           13,460,338             8,884,291
                                                    ------------          ------------         ------------          ------------
          Gross profit                                17,736,811            19,506,388           50,425,033            56,583,066
                                                    ------------          ------------         ------------          ------------
Operating Expenses:
     Research and development                          6,030,382             5,116,687           18,716,078            14,587,693
     Sales and marketing                              12,872,464            11,591,202           38,178,493            31,417,074
     General and administrative                        2,029,605             2,172,194            6,821,317             5,292,020
     Stock-based compensation                             41,360               163,061              281,790               632,232
     Acquisition-related charges                              --                    --                   --             4,300,000
                                                    ------------          ------------         ------------          ------------
          Total operating expenses                    20,973,811            19,043,144           63,997,678            56,229,019
                                                    ------------          ------------         ------------          ------------
Operating (loss) income                               (3,237,000)              463,244          (13,572,645)              354,047
Other income net                                         865,865               723,765            2,390,416             2,275,139
                                                    ------------          ------------         ------------          ------------
(Loss) income before income taxes and
    extraordinary items                               (2,371,135)            1,187,009          (11,182,229)            2,629,184
Provision for income taxes                                    --               286,853                   --               774,083
                                                    ------------          ------------         ------------          ------------
(Loss) income before extraordinary items              (2,371,135)              900,156          (11,182,229)            1,855,100
Extraordinary loss upon early retirement of
    debt, net of tax benefit of $72,000                       --                    --                   --              (216,010)
                                                    ------------          ------------         ------------          ------------
Net (loss) income                                   $ (2,371,135)         $    900,156         $(11,182,229)         $  1,639,093
                                                    ============          ============         ============          ============

Net (loss) income per common and
potential common share:
  Basic                                             $      (0.14)         $       0.06         $      (0.67)         $       0.10
                                                    ============          ============         ============          ============
  Diluted                                           $      (0.14)         $       0.05         $      (0.67)         $       0.10
                                                    ============          ============         ============          ============

Weighted average common and potential
commons shares outstanding:
  Basic                                               16,699,679            16,358,289           16,644,181            16,027,204
                                                    ============          ============         ============          ============
  Diluted                                             16,699,679            16,781,328           16,644,181            16,584,995
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

                          CONCORD COMMUNICATIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                 NINE MONTHS ENDED
                                                                        ------------------------------------
                                                                        SEPTEMBER 30,          SEPTEMBER 30,
                                                                            2001                   2000
                                                                        -------------          -------------
Cash Flows from Operating Activities:
  Net (loss) income                                                     $(11,182,229)          $  1,639,093
  Adjustments to reconcile net (loss) income to net cash
    provided by operating activities:
    Depreciation and amortization                                          4,612,633              3,123,403
    Stock-based compensation                                                 281,790                632,232
    Changes in current assets and liabilities:
       Accounts receivable                                                 4,576,769             (6,016,273)
       Prepaid expenses and other assets                                    (673,618)              (588,991)
       Accounts payable                                                      148,315               (745,137)
       Accrued expenses                                                    3,010,043                (64,460)
       Deferred revenue                                                    5,041,563              5,231,761
                                                                        ------------           ------------
           Net cash provided by operating activities                       5,815,266              3,211,627
                                                                        ------------           ------------

Cash Flows from Investing Activities:
  Purchases of equipment and improvements                                 (3,563,454)            (8,507,689)
  Net (investments in) proceeds from marketable securities                (5,191,516)             2,511,674
                                                                        ------------           ------------
           Net cash used in investing activities                          (8,754,970)            (5,996,015)
                                                                        ------------           ------------

Cash Flows from Financing Activities:
  Repayments of bank borrowings                                                   --             (2,962,466)
  Proceeds from shares issued in connection with
    employee stock plans and warrants exercised                              781,055              2,042,860
                                                                        ------------           ------------
           Net cash provided by (used in) financing activities               781,055               (919,606)
                                                                        ------------           ------------

Net Decrease in Cash and Cash Equivalents                                 (2,158,649)            (3,703,994)
Cash and Cash Equivalents, beginning of period                            10,725,265             10,629,528
                                                                        ------------           ------------
Cash and Cash Equivalents, end of period                                $  8,566,616           $  6,925,534
                                                                        ============           ============

Supplemental Disclosure of Cash Flow Information:
  Cash paid for interest                                                $         --           $     33,592
                                                                        ============           ============
  Cash paid for taxes                                                   $    245,602           $    558,770
                                                                        ============           ============

Supplemental Disclosure of Noncash Transactions:
  Reversal of deferred compensation related to forfeited stock
    options                                                             $ (1,129,486)          $         --
                                                                        ============           ============
  Retirement of fully depreciated assets                                $    343,467           $         --
                                                                        ============           ============

  Conversion of redeemable convertible preferred stock
    to common stock                                                     $         --           $ 11,723,017
                                                                        ============           ============
  Unrealized gain on available-for-sale securities                      $  2,089,097           $    595,597
                                                                        ============           ============

   The accompanying notes are an integral part of these consolidated financial statements.

                          CONCORD COMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                          FORM 10-Q, SEPTEMBER 30, 2001

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

     The accompanying consolidated financial statements have been presented by Concord Communications, Inc. (the "Company") unaudited (except the balance sheet information as of December 31, 2000 which has been derived from audited financial statements) in accordance with accounting principles generally accepted in the United States for interim financial statements and with the instructions to Form 10-Q and Regulation S-X pertaining to interim financial statements. Accordingly, these interim financial statements do not include all information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial statements reflect all adjustments and accruals which management considers necessary for a fair presentation of financial position as of September 30, 2001 and the results of operations for the three and nine months ended September 30, 2001 and 2000. The results for the interim periods presented are not necessarily indicative of results to be expected for any future period. The financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's 2000 Annual Report on Form 10-K filed with the Securities and Exchange Commission in March 2001.

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

2. BASIC AND DILUTED INCOME/LOSS PER COMMON SHARE

     The Company follows the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share. SFAS No. 128 establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. Basic net (loss) income per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted-average number of common and dilutive common-equivalent shares outstanding during the period. Dilutive common-equivalent shares primarily consist of employee stock options. Diluted loss per share is the same as basic loss per share for the three and nine month periods ended September 30, 2001, as the effects of potential common stock are antidilutive. For the three and nine months ended September 30, 2001, employee stock options to purchase 2,318,735 and 2,436,069 shares, respectively, were outstanding but not included in the diluted weighted-average share calculation as the effect would have been antidilutive.

     Calculations of the basic and diluted net income/(loss) per share and potential common share are as follows:

                                                                     THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                               --------------------------------     --------------------------------
                                                               SEPTEMBER 30,      SEPTEMBER 30,     SEPTEMBER 30,      SEPTEMBER 30,
                                                                   2001               2000              2001               2000
                                                               -------------      -------------     -------------      -------------

    Net (loss) income available to common
      stockholders ......................................      $ (2,371,135)      $    900,156      $(11,182,229)      $  1,639,093
                                                               ============       ============      ============       ============

    Weighted average common shares outstanding ..........        16,699,679         16,358,289        16,644,181         16,027,204
    Potential common shares pursuant to stock options
      and warrants ......................................                --            423,039                --            557,791
    Diluted weighted average shares .....................        16,699,679         16,781,328        16,644,181         16,584,995
                                                               ------------       ------------      ------------       ------------

    Basic net (loss) income per common share ............      $      (0.14)      $       0.06      $      (0.67)      $       0.10
                                                               ============       ============      ============       ============
    Diluted net (loss) income per common
      and potential common share ........................      $      (0.14)      $       0.05      $      (0.67)      $       0.10
                                                               ============       ============      ============       ============


3. COMPREHENSIVE (LOSS) INCOME

     Comprehensive (loss) income for the three months and nine months ended September 30, 2001 and 2000 is as follows:

                                                             THREE MONTHS ENDED                           NINE MONTHS ENDED
                                                   ------------------------------------         ------------------------------------
                                                   SEPTEMBER 30,          SEPTEMBER 30,         SEPTEMBER 30,          SEPTEMBER 30,
                                                       2001                   2000                  2001                   2000
                                                   -------------          -------------         -------------          -------------

         Net (loss) income ..............          $ (2,371,135)          $    900,156          $(11,182,229)          $  1,639,093

         Unrealized gain on marketable
           securities ...................             1,434,424                543,097             2,089,097                595,597
                                                   ------------           ------------          ------------           ------------

         Comprehensive (loss) income ....          $   (936,711)          $  1,443,253          $ (9,093,133)          $  2,234,690
                                                   ============           ============          ============           ============

4. ACQUISITIONS

     On February 4, 2000, the Company consummated a transaction pursuant to which it acquired FirstSense Software, Inc. ("FirstSense"). Under the terms of the agreement, the shareholders and option holders of FirstSense received an aggregate of 1,940,000 equivalent Concord shares to effect the business combination. The transaction has been accounted for as a pooling of interests. Accordingly, all prior period financial statements presented have been restated to reflect the combination of the respective companies, as required by APB Opinion No. 16, "Accounting for Business Combinations". All inter-company transactions have been eliminated as a result of the business combination. As a part of the transaction, the Company incurred direct, acquisition-related charges of approximately $4,300,000. All such costs have been charged to operations in fiscal 2000 upon consummation of the FirstSense acquisition in February 2000.

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

     The following table presents the approximate revenue by major geographical regions:


                                      THREE MONTHS ENDED                          NINE MONTHS ENDED
                               ----------------------------------        ----------------------------------
                               SEPTEMBER 30,        SEPTEMBER 30,        SEPTEMBER 30,        SEPTEMBER 30,
                                   2001                 2000                 2001                 2000
                               -------------        -------------        -------------        -------------
United States ........          $12,951,000          $15,590,000          $39,545,000          $44,844,000
Europe ...............            6,197,000            3,938,000           15,234,000           12,223,000
Rest of the World.....            2,692,000            3,861,000            9,106,000            8,400,000
                                -----------          -----------          -----------          -----------
Total ................          $21,840,000          $23,389,000          $63,885,000          $65,467,000
                                ===========          ===========          ===========          ===========

     For the three month period ending September 30, 2001, the United States and France each accounted for greater than 10% of total revenues. Except for the United States, no one country accounted for greater than 10% of total revenues in the three months ended September 30, 2000 or the nine months ended September 30, 2001 and 2000 respectively. Substantially all of the Company's assets are located in the United States.

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

The following table presents the approximate revenue by reportable segment:

                               THREE MONTHS ENDED                        NINE MONTHS ENDED
                        ----------------------------------        ----------------------------------
                        SEPTEMBER 30,        SEPTEMBER 30,        SEPTEMBER 30,        SEPTEMBER 30,
                            2001                 2000                 2001                 2000
                        -------------        -------------        -------------        -------------
SP/T ..........          $10,461,000          $11,797,000          $29,362,000          $29,570,000
Enterprise.....           11,379,000           11,592,000           34,523,000           35,897,000
                         -----------          -----------          -----------          -----------
Total .........          $21,840,000          $23,389,000          $63,885,000          $65,467,000
                         ===========          ===========          ===========          ===========

6. RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133, as amended, addresses the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. Under SFAS No. 133, entities are required to carry all derivative instruments as either assets or liabilities in the balance sheet and measure those instruments at fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, the reason for holding it. Pursuant to SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, SFAS 133 is effective for all quarters of fiscal years beginning after June 15, 2000. The adoption did not have a material effect on the Company's consolidated financial position or results of operations.

     On June 30, 2001, the FASB issued SFAS No. 141, Accounting for Business Combinations, and SFAS No. 142, Accounting for Goodwill and Other Intangible Assets. SFAS 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method. Upon adoption of SFAS No. 142, goodwill will no longer be subject to amortization over its estimated useful life. Rather, goodwill will be subject to at least an annual assessment of impairment by applying a fair-value based test. The Company does not anticipate that the adoption of these statements will have a material impact on the financial position or results of operations or cash flows.

     In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. SFAS No. 144 further refines the requirements of SFAS No. 121 that companies (1) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable based on its undiscounted future cash flows and (2) measure an impairment loss as the difference between the carrying amount and fair value of the asset. In addition, SFAS No. 144 provides guidance on accounting and disclosure issues surrounding long-lived assets to be disposed of by sale. The Company does not anticipate that the adoption of this statement will have a material impact on its financial position or results of operations or cash flows.

                           CONCORD COMMUNICATIONS, INC.
                          FORM 10-Q, SEPTEMBER 30, 2001

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Concord develops, markets and supports a suite of highly scalable software solutions, our eHealth(TM) Suite family of products, which maximizes the availability and performance of networks, systems, and applications that form the critical underlying IT infrastructure on which businesses depend for their operations. Concord's software solutions monitor fault conditions throughout the infrastructure in real time; test availability and responsiveness of critical services; collect, consolidate, normalize and analyze high volumes of data from the IT infrastructure; alert IT personnel to faults and potential outages and automatically execute corrective action to restore availability and maximize uptime of the IT infrastructure, if desired.

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


RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain financial data as percentages of the Company's total revenues:

UNAUDITED                                                    THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                       ------------------------------    ------------------------------
                                                       SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,
                                                           2001             2000             2001             2000
                                                       -------------    -------------    -------------    -------------

Revenues:
     License revenues                                       60.5%            74.9%            62.2%            76.2%
     Service revenues                                       39.5             25.1             37.8             23.8
                                                           -----            -----            -----            -----
          Total revenues                                   100.0            100.0            100.0            100.0
Cost of Revenues                                            18.8             16.6             21.1             13.6
                                                           -----            -----            -----            -----
          Gross profit                                      81.2             83.4             78.9             86.4
Operating Expenses:
     Research and development                               27.6             21.9             29.3             22.3
     Sales and marketing                                    58.9             49.6             59.8             48.0
     General and administrative                              9.3              9.3             10.7              8.1
     Stock-based compensation                                0.2              0.7              0.4              1.0
     Acquisition-related charges                             0.0              0.0              0.0              6.6
                                                           -----            -----            -----            -----
           Total operating expenses                         96.0             81.4            100.2             85.9
                                                           -----            -----            -----            -----
(Loss) income from Operations                              (14.8)             2.0            (21.1)             0.5
Other income, net                                            4.0              3.1              3.7              3.5
                                                           -----            -----            -----            -----
(Loss) income  before taxes and  extraordinary items       (10.8)             5.1            (17.4)             4.0
Provision for income taxes                                   0.0              1.2              0.0              1.2
                                                           -----            -----            -----            -----
(Loss) income before extraordinary items                   (10.8)             3.8            (17.4)             2.8
Extraordinary items                                          0.0              0.0              0.0             (0.3)
                                                           -----            -----            -----            -----
Net (loss) income                                          (10.8)%            3.8%           (17.4)%            2.5%
                                                           -----            -----            -----            -----

     TOTAL REVENUES. The Company's total revenues decreased 6.6% to $21.8 million in the three months ended September 30, 2001 from $23.4 million in the three months ended September 30, 2000. Total revenue decreased 2.4% to $63.9 million in the nine months ended September 30, 2001 from $65.5 million in the nine months ended September 30, 2000.

     LICENSE REVENUES. The Company's license revenues, which are derived from the licensing of software products, decreased 24.6% to $13.2 million, or 60.5% of total revenues, in the three months ended September 30, 2001, from $17.5 million, or 74.9% of total revenues in the three months ended September 30, 2000. License revenues decreased 20.3% to $39.8 million, or 62.2% of total revenues, in the nine months ended September 30, 2001, from $49.9 million, or 76.2% of total revenues in the nine months ended September 30, 2000. The decrease of license revenues is due to the general slowdown of the economy in the United States and abroad which negatively affected IT infrastructure spending. The decrease in license revenues as a percent of total revenues was, in part, due to a significant increase in service revenues.

     SERVICE REVENUES. The Company's service revenues, which consist of fees earned for maintenance, training and professional services, increased 47% to $8.6 million, or 39.5% of total revenues, in the three months ended September 30, 2001 from $5.9 million, or 25.1% of total revenues, in the three months ended September 30, 2000. Service revenues increased 54.7% to $24.1 million, or 37.8% of total revenues, in the nine months ended September 30, 2001 from $15.6 million, or 23.8% of total revenues, in the nine months ended September 30, 2000. The increase in service revenues was attributed to an increase of our customer base and the resulting demand for services by these customers.

     COST OF REVENUES. Cost of revenues includes expenses associated with royalty costs, production, fulfillment and product documentation, along with personnel costs associated with providing customer support in connection with maintenance, training and professional service contracts. Royalty costs are composed of third party software costs. Cost of revenues increased 5.7% to $4.1 million, or 18.8% of total revenues, in the three months ended September 30, 2001 from $3.9 million, or 16.6% of total revenues, in the three months ended September 30, 2000, resulting in gross margins of 81.2% and 83.4% in each respective period. Cost of revenues increased 50.3% to $13.5 million, or 21.1% of total revenues, in the nine months ended September 30, 2001 from $8.9 million, or 13.6% of total revenues, in the nine months ended September 30, 2000, resulting in gross margins of 78.9% and 86.4% in each respective period. The increase in cost of revenues as a percent of total revenues was primarily driven by the increased spending in customer support to be more responsive to growing customer needs. We expect to decrease our cost of revenues as a percentage of total revenues; however, this will depend on our royalty costs and our growth, among other factors.

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses consist primarily of personnel costs associated with software development. Research and development expenses increased 17.9% to $6.0 million, or 27.6% of total revenues, in the three months ended September 30, 2001 from $5.1 million, or 21.9% of total revenues, in the three months ended September 30, 2000. Research and development expenses increased 28.3% to $18.7 million, or 29.3% of total revenues, in the nine months ended September 30, 2001 from $14.6 million, or 22.3% of total revenues, in the nine months ended September 30, 2000. The increase in absolute dollars in research and development expenses was primarily due to increased headcount in research and development from 129 to 145 people for the period from September 30, 2000 to September 30, 2001. We intend to decrease our research and development expenses as a percentage of total revenues; however, this depends on our growth, among other factors.

     SALES AND MARKETING EXPENSES. Sales and marketing expenses consist primarily of salaries, commissions to sales personnel and agents, travel, tradeshow participation, public relations, advertising and other promotional expenses. Sales and marketing expenses increased 11.1% to $12.9 million, or 58.9% of total revenues, in the three months ended September 30, 2001 from $11.6 million, or 49.6% of total revenues, in the three months ended September 30, 2000. Sales and marketing expenses increased 21.8% to $38.2 million, or 59.8% of total revenues, in the nine months ended September 30, 2001 from $31.4 million, or 48.0% of total revenues, in the nine months ended September 30, 2000. The increase in absolute dollars was primarily the result of increased headcount to continue to build the direct sales force along with additional marketing and promotional activities to penetrate the market. Headcount in sales and marketing increased from 163 to 195 people from September 30, 2000 to September 30, 2001. We intend to decrease our sales and marketing expenses as a percentage of total revenues; however, this depends on our growth, among other factors.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of salaries for financial, administrative and management personnel and related travel expenses, as well as legal, bad debt and other accounting expenses. General and administrative expenses decreased 6.6% to $2.0 million, or 9.3% of total revenues, in the three months ended September 30, 2001 from $2.2 million, or 9.3% of total revenues, in the three months ended September 30, 2000. The decrease in absolute dollars quarter over quarter is due mainly to a reduction in discretionary expenses. General and administrative expenses increased 28.9% to $6.8 million, or 10.7% of total revenues, in the nine months ended September 30, 2001 from $5.3 million, or 8.1% of total revenues, in the nine months ended September 30, 2000. The increase in absolute dollars year over year is associated with an increase of costs in general support areas, such as human resources, finance and legal services, which will enable the Company to scale its infrastructure in anticipation of future growth. Headcount in general and administrative functions increased from 37 to 40 people from September 30, 2000 to September 30, 2001. We intend to continue to decrease our general and administrative expenses as a percentage of total revenues; however, this depends on our growth, among other factors.

     ACQUISITION-RELATED EXPENSES. Acquisition-related expenses of approximately $4.3 million were incurred in the nine months ended September 30, 2000 related to accounting, legal and investment banking fees associated with the acquisition of FirstSense Software, Inc. in February 2000.

     OTHER INCOME. Other income consists of interest earned on funds available for investment, net of interest expense in connection with the financing of capital equipment and interest expense paid by FirstSense on a term loan obtained by FirstSense prior to its acquisition by Concord. The Company had net other income of $866,000 for the three months ended September 30, 2001 and net other income of $724,000 for the three months ended September 30, 2000. The Company had net other income of $2.4 million for the nine months ended September 30, 2001 and net other income of $2.3 million for the nine months ended September 30, 2000.

     EXTRAORDINARY ITEMS. The Company recognized an extraordinary loss of $216,000 (net of the tax benefit of $72,000) related to the early extinguishment of certain debt that the Company assumed as part of the FirstSense acquisition.

     BENEFIT FROM INCOME TAXES. The Company did not record any income tax benefit in the nine months ended September 30, 2001 versus an income tax expense of $287,000 and $774,000 in the three and nine months ended September 30, 2000, respectively. The Company did not record such a benefit in 2001 based on its estimate of its year-end tax position.

LIQUIDITY AND CAPITAL RESOURCES

     The Company financed its operations, prior to its initial public offering, primarily through the private sales of equity securities and a credit line for equipment purchases. On October 24, 1997, the Company completed its initial public offering yielding the Company net proceeds of approximately $34.7 million. The Company had working capital of $47.1 million at September 30, 2001.

     Net cash provided by operating activities was $5.8 million and $3.2 million for the nine months ended September 30, 2001 and 2000, respectively. Cash, cash equivalents and marketable securities were $68.4 million and $63.2 million at September 30, 2001 and December 31, 2000, respectively. Accounts receivable decreased $4.6 million due to lower license revenue for the nine months ended September 30, 2001.

     Investing activities have consisted of the acquisition of property and equipment, most notably computer and networking equipment to support the growing employee base and corporate infrastructure and also investments in marketable securities. The Company manages its market risk on its investment securities by selecting investment grade securities with the highest credit ratings and relatively short duration that trade in highly liquid markets.

     Financing activities consisted primarily of the issuance of common stock and exercise of options during the nine months ended September 30, 2001 and 2000 and from the repayments in 2000 of borrowings on a subordinated debt financing by FirstSense.

     Pursuant to the Tax Reform Act of 1986, the utilization of net operating loss carryforwards for tax purposes may be subject to an annual limitation if a cumulative change of ownership of more than 50% occurs over a three-year period. As a result of the Company's 1995 preferred stock financings, such a change in ownership has occurred. As a result of this ownership change, the use of the net operating loss (NOL) carryforwards is limited. The Company has determined that its initial public offering did not cause another ownership change. In addition, NOL carryforwards acquired as a result of the FirstSense acquisition are also restricted as a result of a prior ownership change. The Company had deferred tax assets of approximately $14.9 million composed primarily of net operating loss carryforwards and research and development credits at December 31, 2000. The Company has partially reserved for these deferred tax assets by recording a valuation allowance of $11.4 million at December 31, 2000. The net deferred tax asset is based on the Company's estimate of NOL carryforwards it expects to use in the next two years; all other tax assets have been fully reserved.

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

     As a result of the Company's ownership change described above, the future use of approximately $6.6 million of the Company's NOL carryforwards are limited to only $330,000 per year; the substantial majority of such NOL carryforwards will expire before they can be used. The FirstSense NOL carryforwards are limited to $4.2 million per year. Pursuant to the provisions of SFAS No. 109, the Company used all of its remaining unrestricted NOL and credit carryforwards in computing the 1998 tax provision. As a part of restating its financial statements to reflect the FirstSense acquisition, the Company determined that approximately $3.0 million of valuation allowance previously recorded by FirstSense prior to the acquisition was not necessary, given the Company's estimates of future taxable income. Accordingly, pursuant to SFAS No. 109, the Company recorded an asset and reduced its provision for income taxes in the period in which such NOL carryforwards were generated by FirstSense. The Company is also subject to rapid technological change, competition from substantially larger competitors, a limited family of products and other related risks, as more thoroughly described in the "Risk Factors" section beginning on page 14 and in the "Risk factors" section of the Company's Form 10-K, for the fiscal year ended December 31, 2000. The Company's dependence on a single product family in an emerging market makes the prediction of future results difficult, if not impossible, especially in the highly competitive software industry. As a result, the Company found the evidence described above to be the most reliable objective evidence available in determining that a valuation allowance against its tax assets would be necessary.

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

OUR FUTURE OPERATING RESULTS ARE UNCERTAIN.

     We changed our focus to network management software in 1991 and commercially introduced our first Network Health(R) product in 1995. We acquired Empire Technologies in October 1999 and FirstSense Software in February 2000, enabling our products to cover IT management across networks, systems and applications. Simultaneously, we have internally developed products and capabilities that brought us into the broader performance, availability and fault management market. Accordingly, we have a relatively limited operating history in these broader markets upon which you can evaluate our business and prospects can be based. We incurred significant net losses in each of the five fiscal years prior to recording a small loss in 1997, and turning profitable in 1998, 1999 and 2000. As of September 30, 2001, we had accumulated net losses of approximately $34.7 million. Our limited operating history makes the prediction of future results of operations difficult or impossible. Our prospects must be considered in light of the risks, costs and difficulties frequently encountered by emerging companies, particularly companies in the competitive software industry.

WE CANNOT ENSURE THAT OUR REVENUES WILL GROW OR THAT WE WILL BE PROFITABLE.

     Although we have achieved revenue growth and profitability for the fiscal years ended 2000, 1999, and 1998, we cannot ensure that we can generate revenue growth on a quarterly or annual basis, or that we can achieve or sustain any revenue growth in the future. In 2001, our annual revenue may be lower than in 2000.

     We may increase in the future, our operating expenses in order to:

-    fund higher levels of research and development;

-    increase our sales and marketing efforts;

-    develop new distribution channels;

-    broaden our customer support capabilities; and

-    expand our administrative resources in anticipation of future growth.

     To the extent that increases in our expenses precede or are not followed by increased revenue, our profitability will continue to suffer. Our revenue must grow substantially in order for us to become profitable on a quarterly or annual basis. In addition, in view of the rapidly evolving nature of our business and markets, our recent acquisitions and our limited operating history in our current market, we believe that one should not rely on period-to-period comparisons of our financial results as an indication of our future performance. In light of our strong performance in 1998, we used all of our remaining unrestricted tax net operating loss and credit carryforwards in 1998. Accordingly, we recorded a tax benefit of $986,000 during 1998, a tax provision of $4.3 million during 1999 and a tax provision of $375,000 during 2000. The continuing restrictions on our future use of our net operating loss carryforwards will severely limit the benefit, if any, we will attribute to this asset.

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

- our customers' spending patterns and budgetary resources for fault and performance management software solutions;

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

-    changes in general economic conditions; and

-    geopolitical conditions in the world.

     Though our services revenue has been increasing as a percentage of total revenues, we do not have a significant ongoing revenue stream that may mitigate quarterly fluctuations in operating results as do other software companies with a longer history of operations. Increases in our revenues will also depend on our successful implementation of our distribution strategy as we attempt to expand our channels of distribution. Due to the buying patterns of certain of our customers and also to our own sales incentive programs focused on annual sales goals, revenues in our fourth quarter could be higher than revenues in our first quarter of the following year. There also may be other factors, such as seasonality and the timing of receipt and delivery of orders within a fiscal quarter, that significantly affect our quarterly results, which are difficult to predict given our limited operating history.

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

THE MARKET FOR INTEGRATED FAULT AND PERFORMANCE MANAGEMENT SOFTWARE IS EMERGING.

     The market for our integrated end-to-end solution is in an early stage of development. Although the rapid expansion and increasing complexity of computer networks, systems and applications in recent years has increased the demand for fault and performance management software products, the awareness of and the need for an integrated fault and performance solution is a recent development. Because the market for this solution is only beginning to develop, it is difficult to assess:

-    the size of this market;

-    the appropriate features and prices for products to address this market;

-    the optimal distribution strategy; and

-    the competitive environment that will develop.

     The development of this market and our growth will depend significantly upon the desire and success of telecommunication carriers, managed services providers and enterprises to integrate fault and performance management for their applications, systems and networks. Moreover, it will depend on the willingness of telecommunications carriers, ISPs, systems integrators and outsourcers to integrate fault and performance management software into their product and service offerings. The market for integrated fault and performance management software may not grow or we may fail to assess and address the needs of this market.

OUR SUCCESS IS DEPENDENT UPON SALES TO TELECOMMUNICATIONS CARRIERS, SERVICE PROVIDERS AND ENTERPRISE CUSTOMERS.

     We derive and likely will continue to derive a significant portion of our revenues from the sales of our products to telecommunications carriers, service providers and enterprise customers. These markets worldwide have suffered from a turbulent economy during 2000 and 2001, turbulence that has been exacerbated by the tragic events of September 11, 2001 and their aftermath. Concord has been negatively affected by the downturn in capital spending within this market. The volume of sales of our products and services to telecommunications carriers, service providers and enterprise customers may increase slower than we expect or may decrease.

MARKET ACCEPTANCE OF OUR eHEALTH(TM) PRODUCT FAMILY IS CRITICAL TO OUR SUCCESS.

     We currently derive substantial product revenues from our eHealth(TM) product family, and we expect that revenues from these products will continue to account for almost all of our product revenues in the foreseeable future. Broad market acceptance of these products is critical to our future success. We cannot ensure that market acceptance of our eHealth(TM) Suite of products will increase or even remain at current levels. Factors that may affect the market acceptance of our integrated solution include:

- the availability and price of competing solutions, products and technologies; and

-    the success of our sales efforts and those of our marketing partners.

     Moreover, if demand for integrated fault and performance management software products increases, we anticipate that our competitors will introduce additional competitive products and new competitors could enter our market and offer alternative products. Product and integrated solution introductions by our competitors may also reduce future market acceptance of our products.

OUR INDUSTRY IS SUBJECT TO RAPID TECHNOLOGICAL CHANGE. OUR SUCCESS DEPENDS UPON MAINTENANCE OF STANDARD PROTOCOLS.

     The software industry is characterized by:

-    rapid technological change;

-    frequent introductions of new products;

-    changes in customer demands; and

-    evolving industry standards.

     The introduction of products embodying new technologies and the emergence of new industry standards can render existing products and integrated solutions obsolete and unmarketable. Our eHealth(TM)-Network product's analysis and reporting, as well as the quality of its reports, depends upon its utilization of the industry-standard Simple Network Management Protocol (SNMP) and the data resident in conventional Management Information Bases (MIBs). Any change in these industry standards, the development of vendor-specific proprietary MIB technology, or the emergence of new network technologies could affect the compatibility of our eHealth(TM)-Network products with these devices, which in turn could affect its analysis and generation of comprehensive reports or the quality of the reports. Similarly, Live Health(TM) - Fault Manager product receives only SNMP traps from failing devices, systems and applications. Any change in these industry standards could hinder the effectiveness of this product. Furthermore, although our eHealth(TM) Suite of products currently run on industry-standard UNIX operating systems and Windows NT, any significant change in industry-standard operating systems could affect the demand for, or the pricing of, our products and solutions.

WE MUST INTRODUCE PRODUCT ENHANCEMENTS AND NEW PRODUCTS ON A TIMELY BASIS.

     Because of rapid technological change in the software industry and potential changes in the IT infrastructure fault and performance management software market and industry standards, the life cycle of versions of our eHealth(TM) products is difficult to estimate. We cannot ensure that:

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

OUR ACQUISITIONS MAY NEGATIVELY IMPACT OUR RESULTS OF OPERATIONS.

     In October 1999, we acquired Empire Technologies, Inc. Empire is a provider of solutions for proactive self-management of UNIX, Linux and Windows NT systems, as well as mission-critical applications. In February 2000, we acquired FirstSense Software, Inc. FirstSense is a provider of application response management solutions. Because these acquisitions have been recorded as "pooling-of-interests" for accounting and financial reporting purposes, we recorded the expenses of these acquisitions, which are substantial, in the period in which each acquisition occurred.

THE MARKET FOR OUR PRODUCTS IS INTENSELY COMPETITIVE.

     The market for our products is new, intensely competitive, rapidly evolving and subject to technological change. Our current and future competitors include:

-    fault management vendors;

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

PRODUCT DEFECTS COULD RESULT IN LOSS OR DELAY IN MARKET ACCEPTANCE OF OUR PRODUCTS.

     As a result of their complexity, software products may contain undetected errors or failures when first introduced or as new versions are released. We cannot ensure that, despite testing by us and testing and use by current and potential customers, errors will not be found in new products we ship or, if discovered, that we will successfully correct such errors in a timely manner or at all. The occurrence of errors and failures in our products could result in loss of or delay in market acceptance of our products, and alleviating such errors and failures could require significant expenditure of capital and other resources by us.

WE MAY NOT HAVE SUFFICIENT PROTECTION AGAINST PRODUCT LIABILITY CLAIMS.

     Because our products are used by our customers to predict future network, system and application problems and to avoid failures of the network to support critical business functions, design defects, software errors, misuse of our products, incorrect data from network elements or other potential problems within or out of our control may arise from the use of our products and could result in financial or other damages to our customers. While we do not maintain product liability insurance, our license agreements with our customers typically contain provisions designed to limit our exposure to potential claims as well as any liabilities arising from such claims. We provide warranties for our products for a period of time (currently three months) after purchase. Our license agreements do not permit product returns by the customer, and product returns for fiscal 2000, 1999 and 1998 represented less than 1.0% of total revenues during each of such periods. We cannot ensure that product returns will not increase as a percentage of total revenues in future periods.

WE RELY ON STRATEGIC PARTNERS AND OTHER EVOLVING DISTRIBUTION CHANNELS.

     Our distribution strategy is to develop multiple distribution channels, including sales through:

-    strategic marketing partners, such as Cisco Systems;

-    value added resellers, such as Empowered Networks;

-    telecommunications carriers, such as MCI WorldCom;

-    OEMs, such as Micromuse; and

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

- the impact of possible recessionary environments in economies outside the United States; and

-    political and economic instability.

     Our successful expansion into certain countries will require additional modification of our products, particularly national language support. Our current export sales are denominated in United States dollars and we currently expect to largely continue this practice as we expand internationally. To the extent that international sales do continue to be denominated in U.S. dollars, an increase in the value of the United States dollar relative to other currencies could make our products and services more expensive and, therefore, potentially less competitive in international markets. In certain European Union countries, however, we expect to introduce pricing in Euros in the near future. To the extent that future international sales are denominated in foreign currency, our operating results will be subject to risks associated with foreign currency fluctuation. We would consider entering into forward exchange contracts or otherwise engaging in hedging activities. To date, as all export sales are denominated in U.S. dollars, we have not entered into any such contracts or engaged in any such activities. As we increase our international sales, seasonal fluctuations resulting from lower sales that typically occur during the summer months in Europe and other parts of the world may affect our total revenues.

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

                          CONCORD COMMUNICATIONS, INC.
                          FORM 10-Q, SEPTEMBER 30, 2001
                           PART II: OTHER INFORMATION


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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

ITEM 5. OTHER INFORMATION

On October 29, 2001, the Board of Directors of the Company adopted the 2001 Non-Executive Employee Stock Purchase Plan (the "Plan"). The stockholders of the Company will consider approval of the Plan at the Company's next annual meeting.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    The exhibit listed in the accompanying Exhibit Index on page 26 is filed or incorporated by reference as part of this Report.

                          CONCORD COMMUNICATIONS, INC.
                          FORM 10-Q, SEPTEMBER 30, 2001

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        Concord Communications, Inc.

                                        /s/ Melissa H. Cruz
                                        ----------------------------------------
Date: November 7, 2001                  Name: Melissa H. Cruz
                                        Title: Executive Vice President of
                                                Business Services and Chief
                                                Financial Officer
                                               (Principal Financial Officer and
                                               Principal Accounting Officer)

                          CONCORD COMMUNICATIONS, INC.
                          FORM 10-Q, SEPTEMBER 30, 2001

                                  EXHIBIT INDEX

EXHIBIT NO.    DESCRIPTION                                             SEC DOCUMENT REFERENCE
-----------    -----------                                             ----------------------

  *10.31       2001 Non-Executive Employee Stock Purchase Plan         Exhibit No. 10.31 to Current Report on Form 10-Q

* filed herewith