Form 10-K
period 2001-12-31
CONCORD COMMUNICATIONS INC
filed 2002-03-08
CIK 915290

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON DC 20549

                                   FORM 10-K

      [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended December 31, 2001

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

                               600 NICKERSON ROAD
                        MARLBOROUGH, MASSACHUSETTS 01752
                                 (508) 460-4646
         (Address and telephone number of principal executive offices)

                             ---------------------

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing sale price of the Company's common stock on March 4, 2002, as reported on the Nasdaq National Market was approximately $359,916,664.

     The number of shares outstanding of Common Stock as of March 4, 2002 was 16,961,200.

                      DOCUMENTS INCORPORATED BY REFERENCE

                         DOCUMENT                           FORM 10-K REFERENCE
                         --------                           -------------------
Portions of the Registrant's Proxy Statement for its        Part III, Items 10,
Annual Meeting of Stockholders to be held on April 24,      11 and 12
2002.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

     This document contains forward-looking statements. Any statements contained herein that do not describe historical facts are forward-looking statements. Concord makes such forward-looking statements under the provisions of the "safe harbor" section of the Private Securities Litigation Reform Act of 1995. The forward-looking statements contained herein are based on current expectations, but are subject to a number of risks and uncertainties. Concord's actual future results may differ significantly from those stated in any forward-looking statements. Factors that may cause such differences include, but are not limited to, the factors discussed elsewhere in this Form 10-K under the heading "Factors That Could Affect Future Results."

ITEM 1.  BUSINESS

INTRODUCTION

     Concord develops, markets and supports the eHealth(TM) Suite of scalable information technology (IT) infrastructure fault and performance management software solutions. eHealth(TM) integrates fault and performance management of the applications, systems and networks that comprise today's IT infrastructure. Concord's solutions are designed to optimize the performance and availability of IT infrastructures on which enterprises, managed service providers and telecommunication carriers depend for their day-to-day business and operational success. Concord was organized as a Massachusetts corporation in 1980 under the name Concord Data Systems, Inc., and changed its name to Concord Communications, Inc. in 1986 and its headquarters are located in Marlborough, Massachusetts.

     Over the last few years there has been a significant change in the way companies use information technology to conduct business. The advent of cost-effective, universal connectivity enables a more effective way to offer high quality service to business customers. These services, ranging from on-line banking and point of sales credit authorization to managed application or location/co-location services, are referred to as IT services. The ability to provide fast, easy to access, and high availability IT services has become a differentiator for many successful businesses. Concord's products are designed to enable businesses to optimize the availability and performance of their IT systems by providing an end-to-end view across the application software, systems, and networks comprising the IT infrastructure.

     Over 2600 customers, including enterprises, managed service providers and telecommunication carriers use our eHealth(TM) fault and performance management software to manage their IT infrastructures. eHealth(TM) enables our customers to reduce down time, manage the usage of current resources, and limit the need for incremental IT personnel as their business IT infrastructures expand. Concord's eHealth(TM) Suite software enables managed service provider and telecommunication carrier customers to monitor compliance with service level agreements and to introduce new services for their customers.

     Our eHealth(TM) Suite is designed to fit the needs of both enterprises providing IT services and the managed service providers and telecommunication carriers on which enterprises rely. These service providers use the eHealth(TM) Suite to help ensure the quality of services such as network and bandwidth services (carriers), Web hosting, data center/co-location services, internet service providers (ISPs), managed service providers (MSPs) and outsourcing services.

     Concord's software is a single-vendor solution that combines real time fault information with performance data. The eHealth(TM) Suite enables our customers to detect faults as they happen, as well as identify and resolve subtle variations in performance that may signify potential outages before problems occur. Our eHealth(TM) software presents information on network devices, client and server systems and applications using a flexible graphical user interface. The information collected from those components can be associated with the business services they impact. When faults and performance degradations are detected, eHealth(TM) notifies IT operations staff via email, page, or console alarm, isolates the sources of delay, and enables the automation of corrective action to resolve problems. Using the customizable MyHealth Web-based interface, IT operators can tailor their own view of business services. MyHealth enables users to select particular infrastructure components and combine them for an end-to-end view of the business service. These results are displayed, on our eHealth(TM) Live Status(TM) diagram, in a unique organization-centric or customer-centric view by business organization.

     Concord's target markets include enterprises, managed service providers and telecommunication carriers. Concord markets to these potential customers through our own sales force, sales agents, value-added resellers, distributors, network service providers, telecommunication carriers, and orginial equipment manufacturers (OEMs). As of December 31, 2001, Concord had more than 2,600 customers operating in and serving a variety of industries. In 2001, enterprise customers comprised 56% of revenue and managed service providers and telecommunication carriers comprised 46% of revenue.

THE CONCORD SOLUTION

     Concord provides a single-vendor solution to manage the IT infrastructure in real-time with historical context. Concord's eHealth(TM) Suite is a family of automated, scaleable, Web-based management solutions for critical applications, systems, and networks. eHealth(TM) helps users manage the availability of the IT infrastructure by (i) detecting faults and potential outages, (ii) notifying IT operations staff of problems, (iii) isolating sources of delay, (iv) enabling the automation of corrective action, and (v) providing data analysis and reports of both real-time status and historical reports that track changing conditions over time.

     Our solution is capable of data collection, consolidation, analysis and reporting for up to 80,000 elements by a single console. Furthermore, our distributed architecture allows configurations, viewable from a single console that supports collection and reporting of up to 1,000,000 data elements. In addition, our self-managing distributed systems and application management agents can work autonomously on any number of systems.

     Concord's eHealth(TM) Suite of software products provides organizations with the following benefits:

          (i) Implementation -- provides embedded intelligence, detailed knowledge, and automated analysis for over 450 different types of devices, enabling solutions to be up and running within hours or days rather than weeks, months, or even years;

          (ii) Detection of faults before they occur -- combines real-time management with historical context to detect developing problem conditions that have been pervasive, or that differ from normal behavior, in order to alert IT operators to problems before services are impacted;

          (iii) Trap reception -- allows the receipt and analysis of traps, faults, and events coming from applications, systems and networks, creating an ability to respond to changing IT priorities and environments;

          (iv) Business view of service management -- enables association of organizations and business processes with the underlying infrastructure components -- applications, systems and networks -- on which they depend;

          (v) Predictive and real-time analysis -- provides information about the availability and response time of critical applications and services so that IT management can adjust capacities in a proactive manner to comply with service level agreements; and

          (vi) Alignment of management operations with customer business goals -- provides a view into the end-to-end performance and availability of the end-user customer environment so that enterprises, carriers or managed service providers can deliver services based on their business needs.

     In providing these benefits, Concord's eHealth(TM) product family incorporates the following features:

     AUTOMATED SOLUTION. Concord's products are designed to provide solutions for fully automated fault, availability, and performance management. Installation can be accomplished in a few hours for most products, and for certain products, installation can occur remotely, over the Web. Once installed, our products provide real-time information and also historical reports on critical areas such as (i) trends and changes for application response times, system and network availability and capacity; (ii) situations that may give rise to potential delays or failures in services and processes; and (iii) exceptions analysis for identifying deviations from specified performance and service levels.

     SCALEABLE, SOFTWARE-ONLY SOLUTION. The eHealth(TM) product family is designed to simplify management of the various network devices, client and server operating systems, hardware platforms, technologies, and applications that typically comprise today's IT infrastructures. Our products are scaleable, in order to meet the demands for management as an organization's IT infrastructure expands. Our eHealth(TM) solution provides managers with the ability to purchase add-on software licenses or additional agent software as needed.

     MULTI-LEVEL REPORTING. Concord's eHealth(TM) product family generates a package of graphical reports that provide information and analyses on a variety of pre-configured parameters. Information is provided for use at multiple levels of management, from a general overview of capacity, availability and response time for chief information officers -- to analyses of specific transactions, client and server components, hardware equipment components, bandwidth components and network services.

     BROAD TECHNOLOGY COVERAGE. Our eHealth(TM) product family provides management across a spectrum of industry standard applications like Microsoft Exchange and Information Internet Server; open source Apache; Lotus Notes; ERP systems from SAP, Baan and Peoplesoft; industry standard operating systems like UNIX, Microsoft Windows NT and Windows 2001, and Linux; and industry standard networking technologies like ATM, Frame Relay and IP.

PRODUCTS AND TECHNOLOGY

     The eHealth(TM) Suite of products is composed of the eHealth(TM) console, a centralized console and repository where information gathered from throughout the infrastructure is consolidated and analyzed; technology-area solution sets that contain products pertaining to applications, systems and networks management; and a number of cross-technology, suite-wide products that operate across all technology areas.

     EHEALTH(TM) CONSOLE -- This solution provides IT personnel with a centralized view of faults, availability and performance across applications, systems and networks. The eHealth console combines a customizable graphical user interface with an engine for collecting data, an industry standard relational database, data analysis algorithms, and flexible reporting capabilities. This combination enables our eHealth console to collect and analyze data and provide on-demand or scheduled reporting which can be viewed on the console or accessed via standard Web-based browsers. The eHealth console also provides an interface for administration and configuration tasks such as associating business organizations or processes with underlying resources and scheduling reports. Different technology license keys enable the eHealth console to collect, analyze and report on information from different technology areas including applications, systems, networks, and application service response. eHealth console can discover and report on more than 450 different types of networks, systems, and application devices and information; new types of devices can be added. Its historical reports include: Top-N-Reporting, which helps to identify trouble spots; At-A-Glance Reporting, which enables users to examine critical resources; and Trend Reporting, which provides tools to build custom reports. The MyHealth interface allows users to tailor their own views of business services, selecting from reports on a particular component such as the network, or combining reports across the network, systems, and application components for an end-to-end view of a business service.

     EHEALTH(TM) LIVE HEALTH(TM) -- This solution provides access -- with its features such as eHealth Live Status diagram, Live Exceptions analysis engine and browser, and Live Trend application -- to real-time performance and availability management for problem diagnosis. The eHealth Live Status diagram is a customizable high-level business overview of the current status of key elements in the IT environment. Live Exceptions browser gives a detailed list of alarms. Both of them show the performance alarms and hard faults (generated by Concord's eHealth Live Health - Fault Manager product) in our eHealth console. They identify who is at risk for an outage or service degradation by delivering correlated impact analysis organized by customers, services, technologies, and regions. Our Live Health solution automatically notifies IT personnel about the alarms via e-mail or pager or by forwarding alarms to a network management system or by invoking user-specified action. With Live Trend, IT personnel can monitor performance patterns of their internet infrastructure. Live Health uses historical data collection to establish context to raw data. Live Health covers customers' entire IT infrastructures -- applications, systems, and networks. It is designed to provide out of the box profiles that detect "brownouts" and service delays without configuring complicated rules. By using the data collected by Concord's eHealth Suite products, our eHealth Live Health solution provides real-time management and historical analysis with no additional network traffic or overhead. It also provides the flexibility to monitor customers' e-business delivery systems at user-defined intervals on specified days, and to "un-monitor" them depending on the users' needs.

     EHEALTH(TM) LIVE HEALTH(TM) -- FAULT MANAGER -- This solution provides IT personnel access to real-time fault management across applications, systems and networks for problem diagnosis. Analysis algorithms process traps and create a low number of intelligent alarms; thus, reducing noise and displaying alarms indicating important problems. Alarms resulting from traps can be associated to elements managed by eHealth Suite, permitting IT personnel to review current and historical information. Our eHealth Live Health -- Fault Manager solution uses the features of our eHealth Live Health solution set; the eHealth Live Status diagram, combined with this Fault Manager solution, highlights customers' business topology with current alarm status and is a navigation point to review current and historical reports while the eHealth Live Health browser shows details of alarms that result from our Fault Manager solution's trap analysis algorithms.

     EHEALTH(TM) -- NETWORK -- This solution set helps IT personnel manage performance and optimize availability of key network resources including LANs, WANs, Frame Relay, ATM, Quality of Service (QoS), Wireless LAN, DSL, VoIP, cable technologies and Remote Access Equipment. It also integrates with technologies and operational support systems (OSS) from Lucent, Newbridge and Cisco's VPN Solutions Center and NetFlow products. Our eHealth -- Network technology license key enables the eHealth console to automatically discover, collect information from, analyze, and report on network resources enabling network managers to track performance, plan capacity, and detect sources of service delay across their networks. Another product in this category, Traffic Accountant, works with RMON2 probes and Cisco NetFlow routers to track network traffic and report resource consumption by users, business units, regions, or applications, thus enabling network managers to allocate network usage costs back to individual departments or users. Reports from the eHealth -- Network solution set allow network managers to understand service levels, proactively address potential network failures, manage bandwidth and capacity, watch for security violations, and understand the usage patterns of the network and the network's various elements.

     EHEALTH(TM) -- SYSTEM -- This solution provides IT personnel compiled information and analysis about their business-critical workstations and servers. Our eHealth -- System solution is designed to enable IT personnel to deliver scalable performance optimization, analyze performance in detail, and proactively detect system "brownouts." Our eHealth -- System solution provides information about key performance metrics, including CPU, memory, disk, availability, and line utilization, in an easy-to-understand format for historical trend analysis, capacity planning, performance tuning, and service-level management. Our eHealth -- System solution collects system information from our eHealth SystemEDGE(TM) agents and other third party agents residing on NT, LINUX or UNIX systems, and stores that information in the eHealth Suite database. From the eHealth console, IT personnel can perform analysis on numerous combinations of metrics and time periods. eHealth -- System information is also delivered to Concord's eHealth Live Health application for real-time detection of system faults, potential outages, and delays.

     EHEALTH(TM) -- RESPONSE -- This solution enables IT personnel to measure end-user response, detect performance degradations, maintain service levels, and manage application performance and availability. The information is stored in the eHealth database and reports are available within the eHealth Suite to help IT personnel proactively manage application performance and availability. Application data provided using eHealth -- Response, in conjunction with server and network data, enables eHealth Suite to provide comprehensive performance and availability management across customers' applications and their complete infrastructures. Our eHealth -- Response solution captures application information from eHealth -- Response agents that perform observational monitoring as well as active performance and availability testing. Observational monitoring collects application performance information from end users in a non-intrusive, observational manner; it occurs at the client desktop and measures the actual experience of the end user. Active testing can take place at the desktop, server, or router, providing performance and availability data from these strategic locations in customers' infrastructures based on executing repeatable, scheduled application tests. From the eHealth console, IT personnel can perform analysis on numerous combinations of response metrics and time periods. eHealth -- Response information is also delivered to the eHealth -- Live Health product for real-time detection of degrading performance, service level breaches, and declining availability.

     EHEALTH(TM) -- APPLICATION INSIGHT -- This solution delivers aggregated information and analyses for business-critical applications, such as Microsoft Exchange and SQL Server, Oracle, and CheckPoint. Our eHealth -- Application Insight solution works by collecting vital application metrics from eHealth application insight modules residing on application servers. This information is brought back to the eHealth console, where real-time analysis takes place. This data is also stored inside the eHealth database, enabling IT personnel to run analyses on various combinations of metrics and time periods. This information is presented on the eHealth console in reports for historical trend analysis, capacity planning, performance tuning, troubleshooting, and service-level management. Our eHealth -- Application Insight solution also delivers data to our eHealth Live Health application for the real-time analysis and detection of application faults, trouble spots and areas of delays. eHealth Live Health baselines customers' business applications to identify normal behavior patterns based on critical performance metrics.

     EHEALTH(TM) -- SPV DISTRIBUTED -- This solution provides an end-to-end service management tool that allows managed service providers and telecommunication carriers to manage large networks and speed customers' time to market. Our solution supports multiple vendors' equipment within our workflow and reporting structure, which is designed to enable service providers and carriers to evolve their network and services without affecting operational support. With eHealth -- SPV Distributed, Concord's distributed architecture allows these businesses to support the growing network in large, complex implementations.

CUSTOMER SERVICE

     Concord's post-sales support organization is responsible for providing ongoing technical support and training for our customers. For an annual fee, a customer receives telephone, email and web-based support, as well as updated product releases. We offer support coverage 24 hours a day, seven days a week to customers for an additional fee. We offer a web-based tool, Service Express, which enables customers to find, via our website, answers to questions and solutions to technical support issues. We also provide a toll-free customer support line to all customers. Support personnel are on call to answer the technical support calls and generally provide same-day responses to questions that cannot be resolved during the initial call. All calls are logged, opened, tracked, and closed with regular updates to the customer, our sales teams and our executive management team. As of December 31, 2001, we employed 45 technical post-sales support personnel, 5 inside sales representatives and one administrative customer service person. In addition, we also had 43 professional service and training personnel who provide services to our customers on a fee-for-service basis.

SALES AND MARKETING

     Concord markets our products in the United States to large and medium-sized organizations, as well as service providers, including telecommunication carriers, ISPs, MSPs, systems integrators and outsourcers primarily through a direct sales force, sales agents and through value added resellers (VARs). Internationally, Concord markets primarily through distributors. Additionally, we have entered into joint marketing and joint development arrangements with a number of companies.

     As of December 31, 2001, Concord had 25 North America sales teams, each comprised of one direct sales person and one or two technical support people targeting the following four regions: East, Central, West and Federal. We had 12 international sales teams, also comprised of one direct sales person and one or two technical support people, targeting the following three geographic regions:
Europe, Middle East and Africa (EMEA); Asia/Pacific; and Latin America. In addition, we employed 26 inside sales and technical management individuals who support both the North America and International sales teams. No single customer accounted for more than 10% of Concord's revenue during the last three years.

     As of December 31, 2001, we had relationships with 61 North American VARs and 78 international distributors. It is the responsibility of each sales team to manage all sales within its geographic territory by signing up, training, and managing sales agents, VARs, distributors, network service providers and outsourcers, as well as selling directly to customers. Concord generates sales leads through seminars, trade shows, Internet postings, press articles, referrals, mass mailings and cold calling as well as through relationships with sales agents, distributors, VARs, network service providers and outsourcers.

     As of December 31, 2001, Concord had relationships with over 500 telecommunication carriers and managed service providers. These service providers offer our products as part of their service offerings. As of December 31, 2001, we also had joint marketing and development partners that work with our direct sales force, including Alcatel SA, Aprisma Management Technologies, Cap Gemini Ernst & Young, Cisco Systems, Inc., Hewlett-Packard Co., KPMG Consulting, Lucent Technologies, Inc., Micromuse, Inc., Nortel Networks Corp., Orchestream Holdings PLC, Riversoft and Siemens AG. We also have a professional services referral program aimed at our key network-consulting partners. Under this program, Concord will provide professional services through these partners directly to our customers.

     As of December 31, 2001, Concord employed 52 marketing personnel who position, promote and market our products. These individuals are engaged in a variety of activities, including direct marketing, public relations, tradeshows, advertising, Internet postings, and seminars. As of December 31, 2001, we employed 130 sales personnel.

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

     Concord introduced the initial version of our Network Health product focused at the LAN and WAN environments in the first quarter of 1995. During 1996, we introduced three additional versions of our Network Health software -- Frame Relay, Router/Switch and Traffic Accountant. During 1997, we introduced two additional versions of Network Health software -- Server and Service Level Reporting. During 1998, we introduced two additional versions of our Network Health product -- ATM and Remote Access. During 1999, we introduced one additional version of our Network Health product -- Response, which is now incorporated into our Application Health product. During 2000, we introduced our eHealth(TM) Suite that offers performance, capacity and availability management across applications, systems, and networks. The introduction of the eHealth(TM) Suite is the result of the integration of the products of Empire Technologies, Inc. and FirstSense Software, Inc. which we acquired in 1999 and 2000, respectively, into our eHealth(TM) product: Systems and Application Management from Empire and Application Response Management, from FirstSense. During 2000, we also introduced our first fault management application, Live Health(TM), which detects and reports performance and availability faults in real time. The eHealth(TM) historical database provides the Live Health(TM) application the historical context to reduce fault notifications and to detect performance brownouts as well as hard faults. During 2001, we introduced our second fault management solution, eHealth(TM) Live Health(TM) -- Fault Manager, which combines embedded intelligence and analysis algorithms to create a low number of intelligence alarms; this enables IT personnel to focus on taking corrective action rather than researching potential issues. During 2001, we also introduced our real-time display tool, Live Status(TM), which provides individual users an overview of the business topology of the IT infrastructure. We are now developing a new distributed infrastructure with a focus on large-scale installations and ease of administration. The introduction of new technologies like DSL, VoIP, VPN, SAN, Wireless, and others round out the end-to-end solution set.

     Concord's total expenses for research and development were $24.0 million, $21.1 million and $14.4 million in 2001, 2000 and 1999, respectively. We anticipate that we will continue to commit substantial resources to research and development in the future and that product development expenses may increase in absolute dollars in future periods. To date, our development efforts have not resulted in any capitalized software development costs. As of December 31, 2001, our product development organization consisted of 132 people.

COMPETITION

     The market for Concord's products is highly competitive and subject to rapid technological and competitive landscape changes. Although we have experienced limited competition to date from products with comparable capabilities, we expect competition to increase in the future. Further development by our principal competitors, and acquisitions of smaller companies by large established vendors and the integration of their products may be the main source of future competition for us. We currently compete principally on the basis of: (i) providing the market an integrated fault, performance, and availability solution for applications, systems and networks, as a single vendor; (ii) the automated, scaleable, ease of use, and cost effective nature of our products; and (iii) our experience gained from years of interaction with customers. While we believe that we currently compete favorably overall with respect to these factors, there can be no assurance that we will be able to continue to do so.

     We compete or may compete directly or indirectly with the following categories of companies:

          (i) report toolset vendors;

          (ii) fault management software vendors;

          (iii) application performance software vendors;

          (iv) enterprise management software, framework and platform providers;

          (v) large, well established management framework companies that have developed network management platforms;

          (vi) developers of network element management solutions; and

          (vii) probe vendors.

     Additional competitors, including large networking or telecommunication equipment manufacturers, telecommunication service providers, and computer hardware and software companies, may enter this market, thereby further intensifying competition. Additionally, there can be no assurance that one or more of our customers may not attempt to develop competing products internally or that one or more of the companies we have developed relationships with, such as the network management platform developers and probe vendors, will not try to develop one or more products that compete more directly with our products.

     Many of our current and prospective competitors have significantly greater financial, sales and marketing, technical and other resources than Concord. As a result, these competitors may be able to devote greater resources than Concord to the development, promotion, sale and support of their products. Moreover, these companies may introduce additional products that are competitive with or better than Concord's products or may enter into strategic relationships to offer better products than those currently offered. There can be no assurance that our products would effectively compete with such new products. In addition to the risk that other products will be developed, current and prospective competitors may be able to market, sell and support their products more effectively.

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

PROPRIETARY RIGHTS

     Our success depends significantly upon our proprietary technology. We rely on a combination of patent, copyright, trademark and trade secret laws, non-disclosure agreements, and other contractual provisions to establish, maintain, and protect our proprietary rights; however, use of contractual, statutory and common law protections of our proprietary technologies offers only limited protection.

     We have ten issued U.S. patents and seven pending U.S. patent applications, and various foreign counterparts. We cannot ensure that patents will issue from our pending applications or from any future applications or that, if issued, any claims allowed will be sufficiently broad to protect our technology. In addition, we cannot ensure that any patents that have been or may be issued will not be challenged, invalidated or circumvented, or that any rights granted by those patents would protect our proprietary rights. Failure of any patents to protect our technology may make it easier for our competitors to offer equivalent or superior technology.

     We also have sought to protect our intellectual property through the use of copyright, trademark, and trade secret laws registered or applied for registration for certain trademarks, and will continue to evaluate the registration of additional trademarks as appropriate. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or services, or to obtain and use information that we regard as proprietary. Third parties may also independently develop similar technology without breach of our proprietary rights.

     In addition, the laws of some foreign countries do not protect proprietary rights to as great an extent as do the laws of the United States. In addition, many of our products are licensed under end user license agreements (also known as shrinkwrap licenses) that are not signed by licensees. The law governing the enforceability of shrinkwrap license agreements is not settled in most jurisdictions. There can be no guarantee that we would achieve success in enforcing one or more shrinkwrap license agreements if we sought to do so in a court of law.

REVENUE BY GEOGRAPHIC REGION

     The following table presents Concord's revenue by major geographic regions (in thousands):

                                                            YEAR ENDED DECEMBER 31,
                                                          ---------------------------
                                                           2001      2000      1999
                                                          -------   -------   -------
United States...........................................  $54,746   $62,015   $54,924
Europe..................................................   20,142    17,290     9,084
Rest of the world.......................................   13,090    12,179     4,812
                                                          -------   -------   -------
Total...................................................  $87,978   $91,484   $68,820
                                                          =======   =======   =======

No one country, except the United States, accounts for greater than 10% of total revenues.

EMPLOYEES

     As of December 31, 2001, we had a total of 471 employees, all but 49 of whom were based in the United States. Of the total, 132 were in research and development, 94 were in customer service, 130 were in sales, 52 were in marketing, 30 were in operations and information technology and 33 were in finance, human resources and administration. Our future performance depends in part, upon the continued service of our key engineering, technical support and sales personnel. Competition for such personnel can be intense and there can be no assurance that we will be successful in attracting or retaining such personnel in the future. Except for two employees in Brazil, none of our employees are represented by a labor union or are subject to a collective bargaining agreement. We have not experienced any work stoppages and consider our relations with our employees to be good.

                    FACTORS THAT COULD AFFECT FUTURE RESULTS

     References in these risk factors to "we," "our," the "Company," and "us" refer to Concord Communications, Inc., a Massachusetts corporation. Any investment in our common stock involves a high degree of risk. If any of the following risks actually occur, our business, results of operations and financial condition would likely suffer.

     This Annual Report on Form 10-K contains forward-looking statements. Any statements contained in this document that do not describe historical facts are forward-looking statements. Concord makes such forward-looking statements under the provisions of the "safe harbor" section of the Private Securities Litigation Reform Act of 1995. In particular, statements contained in Management's Discussion and Analysis of Financial Condition and Results of Operations, which are not historical facts (including, but not limited to, statements concerning: the plans and objectives of management; increases in sales and marketing, research and development, customer support and service, and general and administrative expenses; expectations regarding increased competition and Concord's ability to compete successfully; sustenance of revenue growth both domestically and internationally; the size, scope and description of Concord's target customer market; future product development, including but not limited to anticipated expense levels to fund product development, acquisitions and the integration of acquired companies; and our expected liquidity and capital resources) constitute forward-looking statements. Forward-looking statements contained herein are based on current expectations, but are subject to a number of risks and uncertainties. Concord's actual future results may differ significantly from those stated in any forward-looking statements. Factors that may cause such differences include, but are not limited to, the factors discussed below.

OUR FUTURE OPERATING RESULTS ARE UNCERTAIN.

     Prior to 2001, we marketed and sold our products primarily in the performance management market. In 2001, our product functionality was expanded to include both fault and performance management features to penetrate the fault management market. Accordingly, we have a limited operating history in this expanded market upon which we can evaluate our business. As currently developed, our product is an integrated fault and performance management tool that manages applications, systems and networks. The integrated fault and performance market is highly competitive and rapidly evolving. Additionally, many of our competitors in this new market have a longer operating history and greater resources. Our limited operating history and the uncertain economic climate makes the prediction of future results of operations difficult or impossible. Our prospects must be considered in light of the risks, costs, and difficulties frequently encountered by emerging companies operating in the highly competitive software industry.

THE MARKET FOR INTEGRATED FAULT AND PERFORMANCE MANAGEMENT SOFTWARE IS EMERGING.

     The market for our integrated fault and performance solution is in an early stage of development. Although the rapid expansion and increasing complexity of computer applications, systems, and networks in recent years has increased the demand for fault and performance management software products, the awareness of, and the need for, an integrated fault and performance solution is a recent development. Because the market for this solution is only beginning to develop, it is difficult to assess:

     - the size of this market;

     - the appropriate features and prices for products to address this market;

     - the optimal distribution strategy; and

     - the competitive environment that will develop.

     The development of this market and our growth will depend significantly upon the desire and success of telecommunication carriers, managed services providers, and enterprises to integrate fault and performance management for their applications, systems, and networks. Moreover, it will depend on the willingness of telecommunication carriers, managed service providers, systems integrators, and outsourcers to integrate fault and performance management software into their product and service offerings. The market for integrated fault and performance management software may not grow or we may fail to assess and address the needs of this market.

THE MARKET FOR OUR PRODUCTS IS INTENSELY COMPETITIVE.

     The market for our products is new, intensely competitive, rapidly evolving, and subject to technological change. Our current and future competitors include:

     - report toolset vendors;

     - fault management software vendors;

     - application performance software vendors;

     - enterprise management software, framework and platform providers;

     - large, well established management framework companies that have developed network management platforms;

     - developers of network element management solutions;

     - probe vendors.

     We expect competition to persist, increase, and intensify in the future with possible price competition developing in our markets. Many of our current and potential competitors have longer operating histories and significantly greater financial, technical and marketing resources and name recognition than us. We do not believe our market will support a large number of competitors and their products. If we do not provide products that achieve success in our market in the short term, we could suffer an insurmountable loss in market share and brand name acceptance. We cannot ensure that we will compete effectively with current and future competitors.

THE MARKET FOR PERFORMANCE AND FAULT MANAGEMENT OF SOFTWARE APPLICATIONS, SYSTEMS AND NETWORKS IS BECOMING INCREASINGLY TARGETED BY LARGER COMPANIES WITH SUBSTANTIALLY GREATER RESOURCES.

     A considerable portion of our revenue is generated from sales of products that manage both the fault and performance aspects of software applications and systems. This market is very competitive and we are in direct competition with larger companies with substantially greater resources. These larger companies are able to devote considerable resources to the development of competitive products and the creation and maintenance of direct and indirect sales channels. The continued presence of these larger companies in this market may impact our ability to retain or increase our market share.

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

     Moreover, if demand for integrated fault and performance management software products increases, we anticipate that our competitors will introduce additional competitive products and new competitors could enter our market and offer alternative products resulting in decreased market acceptance of our products.

WE MAY NEED FUTURE CAPITAL FUNDING.

     We plan to continue to expend substantial funds on the continued development, marketing, and sale of the eHealth(TM) product family. We cannot ensure that our existing capital resources, the proceeds from our initial public offering during October 1997, and any funds that may be generated from future operations together will be sufficient to finance our future operations or that other sources of funding will be available on terms acceptable to us, if at all. In addition, future sales of substantial amounts of our securities in the public market could adversely affect prevailing market prices and could impair our future ability to raise capital through the sale of our securities.

WE MUST INTRODUCE PRODUCT ENHANCEMENTS AND NEW PRODUCTS ON A TIMELY BASIS.

     Because of rapid technological change in the software industry and potential changes in the IT infrastructure, fault and performance management software market, and changes in industry standards, the life cycle of versions of our eHealth(TM) products is difficult to estimate. We cannot ensure that:

     - we will successfully develop and market enhancements to our eHealth(TM) products or successfully develop new products that respond to technological changes, evolving industry standards or customer requirements;

     - we will not experience difficulties that could delay or prevent the successful development, introduction and sale of such enhancements or new products; or

     - such enhancements or new products will adequately address the requirements of the marketplace and achieve market acceptance.

THE NEED FOR OUR PRODUCTS MAY DECREASE IF MANUFACTURERS INCORPORATE OUR PRODUCT FEATURES INTO THEIR PRODUCT OFFERINGS.

     Our products manage the performance of computer applications, systems, and networks. Presently, manufacturers of both hardware and software have not implemented these management functions into their products in any significant manner. These products typically include, but are not limited to, operating systems, workstations, network devices, and software. If manufacturers begin to incorporate these management functions into their products it may decrease the value of our products and have a substantial impact on our business.

WE CANNOT ENSURE THAT OUR REVENUES WILL GROW OR THAT WE WILL BE PROFITABLE.

     As a company, we have expended considerable resources to develop innovative products that have enabled us to penetrate new markets both in the United States and internationally. As a result of these efforts, we achieved revenue growth and profitability for the fiscal years ended 2000, 1999, and 1998. However, as the worldwide economy weakened in 2001, our revenues did not grow at expected levels. We operated at a net loss and we cannot ensure that we can generate revenue growth on a quarterly or annual basis, or that we can achieve or sustain any revenue growth in the future. Our annual revenue in 2002 may be lower than our annual revenue in 2001.

     In an effort to return to profitability, we have reduced our operating expenses for 2001 and plan to continue to limit operating expenses for 2002. However, competition in the marketplace may require us to increase our operating expenses in the future in order to:

     - fund higher levels of research and development;

     - increase our sales and marketing efforts;

     - develop new distribution channels;

     - broaden our customer support capabilities; and

     - expand our administrative resources in anticipation of future growth.

     To the extent that increases in our expenses precede or are not followed by increased revenue, our profitability will continue to suffer. Our revenue must grow substantially in order for us to become profitable on a quarterly or annual basis. In addition, in view of the rapidly evolving nature of our business and markets and our limited operating history in our current market, we believe that one should not rely on period-to-period comparisons of our financial results as an indication of our future performance.

OUR QUARTERLY OPERATING RESULTS MAY FLUCTUATE.

     We are likely to experience significant fluctuations in our quarterly operating results caused by many factors, including, but not limited to:

     - changes in the demand for our products by customers or group of customers;

     - the timing, composition, and size of orders from our customers, including the tendency for significant bookings to occur in the last month of each fiscal quarter;

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

     - our success in attracting, retaining, and motivating qualified personnel;

     - changes in the features and functions of products sold by us and our competitors;

     - the publication of opinions about us and our products, or our competitors and their products, by industry analysts or others;

     - changes in general economic conditions; and

     - geopolitical conditions in the world.

     Though our services revenue has been increasing as a percentage of total revenues, we do not have a significant ongoing revenue stream that may mitigate quarterly fluctuations in operating results, as do other software companies with a longer history of operations. Increases in our revenues will also depend on our successful implementation of our distribution strategy as we attempt to expand our channels of distribution. Due to the buying patterns of certain of our customers and also to our own sales incentive programs focused on annual sales goals, revenues in our fourth quarter could be higher than revenues in our first quarter of the following year. There also may be other factors, such as seasonality and the timing of receipt and delivery of orders within a fiscal quarter, that significantly affect our quarterly results, which are difficult to predict given our limited operating history.

     Our quarterly sales and operating results depend generally on:

     - the volume and timing of orders within the quarter;

     - the tendency of sales to occur late in fiscal quarters; and

     - our fulfillment of orders received within the quarter.

     A significant portion of our product sales occurs in the final month of each fiscal quarter. Any delay in the shipment of products prior to the end of the quarter may result in decreased revenues for the quarter.

Additionally, intense competition and budgetary constraints placed upon our customers typically increase during the final month of a fiscal quarter and may adversely affect the revenues for that quarter.

     In addition, our expense levels are based in part on our expectations of future orders and sales, which are extremely difficult to predict. A substantial portion of our operating expenses is related to personnel, facilities, and sales and marketing programs. Accordingly, we may not be able to adjust our fixed expenses quickly enough to address any significant shortfall in demand for our products in relation to our expectations.

     Due to all of the foregoing factors, we believe that our quarterly operating results are likely to vary significantly in the future. Therefore, in some future quarter our results of operations may fall below the expectations of securities analysts and investors. In such event, the trading price of our common stock would likely suffer.

THE IMPACT OF THE RECENT TERRORIST ATTACKS AND THE RISK OF FUTURE TERRORIST ATTACKS MAY ADVERSELY IMPACT OUR REVENUE.

     The tragic events of September 11, 2001 impacted our sales to companies in the New York City area and our sales to the United States government. These markets have not yet recovered from the events of September 11, 2001 and it is impossible to determine when, and if, they will recover. Sales in the New York City area and sales to the United States government are a significant source of revenue for us and our business may be adversely affected as these areas recover. Additionally, recent terrorist warnings, both in the United States and internationally, suggest the possibility of future terrorist attacks. As we sell products both in the United States and internationally, the occurrence of future terrorist attacks may adversely affect our business.

OUR SUCCESS IS DEPENDENT UPON SALES TO TELECOMMUNICATION CARRIERS, SERVICE PROVIDERS, AND ENTERPRISE CUSTOMERS.

     We derive and likely will continue to derive a significant portion of our revenues from the sales of our products to telecommunication carriers, service providers, and enterprise customers. These markets worldwide have suffered from a turbulent economy during 2000 and 2001, turbulence that has been exacerbated by the tragic events of September 11, 2001 and their aftermath. Concord has been negatively affected by the downturn in capital spending within this market. The volume of sales of our products and services to telecommunication carriers, service providers, and enterprise customers may increase slower than we expect or may decrease.

OUR COMMON STOCK PRICE COULD EXPERIENCE SIGNIFICANT VOLATILITY.

     The market price of our common stock may be highly volatile and could be subject to wide fluctuations in response to:

     - variations in results of operations;

     - announcements of technological innovations or new products by us or our competitors;

     - changes in financial estimates by securities analysts; or

     - other events or factors.

     In addition, the financial markets have experienced significant price and volume fluctuations that have particularly affected the market prices of equity securities of many high technology companies and that often have been unrelated to the operating performance of such companies or have resulted from the failure of the operating results of such companies to meet market expectations in a particular quarter. Broad market fluctuations or any failure of our operating results in a particular quarter to meet market expectations may adversely affect the market price of our common stock leading to an increased risk of securities class action litigation. Such litigation could result in substantial costs and a diversion of our attention and resources.

OUR INDUSTRY IS SUBJECT TO RAPID TECHNOLOGICAL CHANGE. OUR SUCCESS DEPENDS UPON MAINTENANCE OF STANDARD PROTOCOLS.

     The software industry is characterized by:

     - rapid technological change;

     - frequent introductions of new products;

     - changes in customer demands; and

     - evolving industry standards.

     The introduction of products embodying new technologies and the emergence of new industry standards can render existing products and integrated solutions obsolete and unmarketable. Our eHealth(TM) -- Network product's analysis and reporting, as well as the quality of its reports, depends upon its utilization of the industry-standard Simple Network Management Protocol (SNMP) and the data resident in conventional Management Information Bases (MIBs). Any change in these industry standards, the development of vendor-specific proprietary MIB technology, or the emergence of new network technologies could affect the compatibility of our eHealth(TM) -- Network products with these devices, which in turn could affect its analysis and generation of comprehensive reports or the quality of the reports. Similarly, our Live Health(TM) -- Fault Manager product receives only SNMP traps from failing devices, systems, and applications. Any change in these industry standards could hinder the effectiveness of this product. Furthermore, although our eHealth(TM) Suite of products currently runs on industry-standard UNIX operating systems and Windows NT, any significant change in industry-standard operating systems could affect the demand for, or the pricing of, our products and solutions.

WE RELY ON STRATEGIC PARTNERS AND OTHER EVOLVING DISTRIBUTION CHANNELS.

     Our distribution strategy is to develop multiple distribution channels, including sales through:

     - strategic marketing partners;

     - value added resellers;

     - system integrators;

     - telecommunication carriers;

     - original equipment manufacturers ("OEMs"); and

     - independent software vendors and international distributors.

     We have developed a number of these relationships and intend to continue to develop new "channel partner" relationships. Our success will depend in large part on our development of these additional distribution relationships and on the performance and success of these third parties, particularly telecommunication carriers and other network service providers. We sell our products in the United States through both direct sales to customers and indirect sales to customers through our channel partners. Internationally, we sell our products almost exclusively through indirect sales via our channel partners. Our international channel partners are located in Europe, the Middle East, Africa, Asia, and North and South America and are subject to local laws, regulations, and customs that may make it difficult to accurately assess the potential revenue that can be generated from a certain market. Our success depends upon our ability to attract and retain valuable channel partners and to accurately assess the size and vitality of the markets in which our products are sold. While we have implemented policies and procedures to achieve this, we cannot predict the extent to which we are able to attract and retain valuable channel partners. Additionally, our channel partners may not be successful in marketing and selling our products. We may:

     - fail to attract important and effective channel partners;

     - fail to penetrate our targeted market segments through the use of channel partners; or

     - lose any of our channel partners, as a result of competitive products offered by other companies, or products developed internally by these channel partners or otherwise.

WE MAY FAIL TO MANAGE SUCCESSFULLY OUR GROWTH.

     We have experienced significant growth in our sales and operations personnel; our products have become increasingly complex; and our product distribution channels are being developed and expanded. Our growth, coupled with the rapid evolution of our markets, has placed, and is likely to continue to place, significant strains on our administrative, operational, and financial resources and increase demands on our internal systems, procedures, and controls that may affect the overall profitability of the company.

OUR SUCCESS DEPENDS ON OUR RETENTION OF KEY PERSONNEL.

     Our performance depends substantially on the performance of our key technical and senior management personnel. We may lose the services of any of such persons. We do not maintain key person life insurance policies on any of our employees. Our success depends on our continuing ability to identify, hire, train, motivate, and retain highly qualified management, technical, and sales and marketing personnel. We experience intense competition for such personnel and are constantly exploring new avenues for attracting and retaining key personnel. However, we cannot ensure that we will successfully attract, assimilate, or retain highly qualified technical, managerial or sales and marketing personnel in the future.

OUR FAILURE TO EXPAND INTO INTERNATIONAL MARKETS COULD HARM OUR BUSINESS.

     We intend to continue to expand our operations outside of the United States and enter additional international markets, primarily through the establishment of channel partner arrangements. We expect to commit additional time and development resources to customizing our products and services for selected international markets and to developing international sales and support channels. We cannot ensure that such efforts will be successful.

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

     - political and economic instability; and

     - exposure to foreign currency fluctuations.

     Our successful expansion into certain countries will require additional modification of our products, particularly national language support. Presently, virtually all of our current export sales are denominated in

United States dollars. To the extent that international sales do continue to be denominated in U.S. dollars, an increase in the value of the United States dollar relative to other currencies could make our products and services more expensive and, therefore, potentially less competitive in international markets. In certain European Union countries, however, we have introduced pricing in Euros in 2002. To the extent that future international sales are denominated in foreign currency, our operating results will be subject to risks associated with foreign currency fluctuation. Additionally, as we increase our international sales, seasonal fluctuations in revenue generation resulting from lower sales that typically occur during the summer months in Europe and other parts of the world may affect our total revenues.

OUR FAILURE TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS MAY HARM OUR COMPETITIVE POSITION.

     Our success depends significantly upon our proprietary technology. We rely on a combination of patent, copyright, trademark and trade secret laws, non-disclosure agreements, and other contractual provisions to establish, maintain, and protect our proprietary rights. These means afford only limited protection.

     We have ten issued and seven pending U.S. patents, and various foreign counterparts. We cannot ensure that patents will issue from our pending applications or from any future applications or that, if issued, any claims allowed will be sufficiently broad to protect our technology. In addition, we cannot ensure that any patents that have been or may be issued will not be challenged, invalidated or circumvented, or that any rights granted by those patents would protect our proprietary rights. Failure of any patents to protect our technology may make it easier for our competitors to offer equivalent or superior technology.

     We have sought also to protect our intellectual property through the use of copyright, trademark, and trade secret laws. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or services, or to obtain and use information that we regard as proprietary. Third parties may also independently develop similar technology without breach of our proprietary rights.

     In addition, the laws of some foreign countries do not protect proprietary rights to as great an extent as do the laws of the United States. In addition, many of our products are licensed under end user license agreements (also known as "shrinkwrap" licenses) that are not signed by licensees. The law governing the enforceability of shrinkwrap license agreements is not settled in most jurisdictions. There can be no guarantee that we would achieve success in enforcing one or more shrinkwrap license agreements if we sought to do so in a court of law.

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

INTELLECTUAL PROPERTY INFRINGEMENT CLAIMS WOULD HARM OUR BUSINESS.

     Although we do not believe that we are infringing upon the intellectual property rights of others, claims of infringement are becoming increasingly common as the software industry develops legal protections for software products. Litigation may be necessary to protect our proprietary technology, and third parties may assert infringement claims against us with respect to their proprietary rights. Any claims or litigation can be time-consuming and expensive regardless of their merit. Infringement claims against us can cause product release delays, require us to redesign our products, or require us to enter into royalty or license agreements, which agreements may not be available on terms acceptable to us or at all.

PRODUCT DEFECTS COULD RESULT IN THE LOSS OF OR DELAY IN MARKET ACCEPTANCE OF OUR PRODUCTS.

     As a result of their complexity, software products may contain undetected errors or failures when first introduced or as new versions are released. We cannot ensure that, despite testing by us and testing and use by current and potential customers, errors will not be found in new products we ship or, if discovered, that we will successfully correct such errors in a timely manner or at all. The occurrence of errors and failures in our products could result in loss of, or delay in, market acceptance of our products, and alleviating such errors and failures could require significant expenditure of capital and other resources by us.

WE MAY NOT HAVE SUFFICIENT PROTECTION AGAINST PRODUCT LIABILITY CLAIMS.

     Because our products are used by our customers to identify and predict current and future application, system, and network problems and to avoid failures of the network to support critical business functions, design defects, software errors, misuse of our products, incorrect data from network elements, or other potential problems, within or out of our control, may arise from the use of our products and could result in financial or other damages to our customers. While we do not maintain product liability insurance, our license agreements with our customers typically contain provisions designed to limit our exposure to potential claims as well as any liabilities arising from such claims. As a matter of practice, our license agreements limit our liability in regards to product liability claims, and in many agreements, our maximum liability for product liability claims is limited to the equivalent of the cost of the products licensed under that agreement. However, any litigation or similar procedure related to a product liability claim may require considerable resources to be expended that could adversely affect the business and decrease future revenue.

ITEM 2.  PROPERTIES

     Concord's corporate office and principal facilities are located in Marlborough, Massachusetts. In March 2000 we signed a 7-year operating lease for our principal operating facilities. Aggregate rental payments under the lease will be $18.8 million. This facility accommodates finance, administration and operations, research and development, customer support, marketing and sales management. We also lease, on a short-term basis, sales office space in Atlanta, GA; Dallas, TX; Plymouth, MI; Seattle, WA; Vienna, VA; England, France, the Netherlands, Spain, Australia, Hong Kong, Japan, Singapore, Mexico and Brazil.

ITEM 3.  LEGAL PROCEEDINGS

     Concord is not a party to any litigation that we believe could have a material adverse effect on our business, results of operations or financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2001.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS

PRICE RANGE OF COMMON STOCK

     Concord affected its initial public offering on October 24, 1997 at a price of $14.00 per share. Since that date, Concord's Common Stock has traded on the Nasdaq National Market under the symbol CCRD. The following table sets forth, for the period indicated, the high and low sales prices for the Common Stock, all as reported by the Nasdaq National Market.

PERIOD                                                         HIGH     LOW
------                                                        ------   ------
Fiscal 1999:
  First Quarter.............................................  $69.75   $42.25
  Second Quarter............................................   58.50    29.63
  Third Quarter.............................................   62.13    32.56
  Fourth Quarter............................................   65.38    37.38
Fiscal Year.................................................  $69.75   $29.63
Fiscal 2000:
  First Quarter.............................................  $57.81   $32.56
  Second Quarter............................................   42.00    20.25
  Third Quarter.............................................   45.00    20.88
  Fourth Quarter............................................   26.50     6.25
Fiscal Year.................................................  $57.81   $ 6.25
Fiscal 2001:
  First Quarter.............................................  $16.00   $ 6.50
  Second Quarter............................................   10.10     5.13
  Third Quarter.............................................   10.87     7.70
  Fourth Quarter............................................   23.25     8.27
Fiscal Year.................................................  $23.25   $ 5.13

As of March 4, 2002, Concord had approximately 7,027 holders of our common stock.

DIVIDEND POLICY

     We currently anticipate that we will retain all future earnings for use in our business and we do not anticipate that we will pay any cash dividends in the foreseeable future. The payment of any future dividends will be at the discretion of our Board of Directors and will depend upon, among other things, future earnings, operations, capital requirements and the general financial condition of the Company, general business conditions and contractual restrictions on payment of dividends, if any.

USE OF PROCEEDS

     On October 16, 1997, Concord commenced an initial public offering ("IPO") of 2,900,000 shares of common stock, par value $0.01 per share, pursuant to the Company's final prospectus dated October 15, 1997 (the "Prospectus"). The Prospectus was contained in the Company's Registration Statement on Form S-1, which was declared effective by the Securities and Exchange Commission (SEC File No. 333-33227) on October 15, 1997. Of the 2,900,000 shares of common stock registered, 2,300,000 shares were offered and sold by the Company and 600,000 shares were offered and sold by certain stockholders of the Company. As part of the IPO, the Company granted the several underwriters an overallotment option to purchase up to an additional 435,000 shares of common stock (the "Underwriters' Option"). The IPO closed on October 21, 1997 upon the sale of 2,900,000 shares of Common Stock to the underwriters. The managing underwriters for the IPO were Nationsbanc Montgomery Securities Inc., BancAmerica Roberston Stephens and Wessels, Arnold and Henderson, L.L.C (the "Representatives"). On October 24, 1997, the Representatives, on behalf of the several underwriters, exercised the Underwriters' Option, purchasing 435,000 additional shares of Common Stock from the Company. The aggregate offering price of the IPO to the public was $40,600,000 (exclusive of the Underwriters' Option), with proceeds to the Company and selling shareholders, after deduction of the underwriting discount, of $29,946,000 (before deducting offering expenses payable by the Company) and $7,812,000 respectively. The aggregate offering price of the Underwriters' Option exercised was $6,090,000, with proceeds to the Company, after deduction of the underwriting discount, of $5,663,700

(before deducting offering expenses payable by the Company). The aggregate amount of expenses incurred by the Company in connection with the issuance and distribution of the shares of Common Stock offered and sold in the IPO were approximately $3.6 million, including $2.7 million in underwriting discounts and commissions and $950,000 in other offering expenses.

     None of the expenses paid by the Company in connection with the IPO or the exercise of the Underwriters' Option was paid, directly or indirectly, to directors, officers, persons owning ten percent or more of the Company's equity securities, or affiliates of the Company.

     The net proceeds to the Company from the IPO, after deducting underwriting discounts and commissions and other offering expenses were approximately $34.7 million. To date, the Company has not utilized any of the net proceeds from the IPO. The Company has invested all such net proceeds primarily in US treasury obligations and other interest bearing investment grade securities. None of the net proceeds from the IPO was used to pay, directly or indirectly, directors, officers, persons owning ten percent or more of the Company's equity securities, or affiliates of the Company.

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

ITEM 6.  SELECTED FINANCIAL DATA

                                                           FISCAL YEAR ENDED DECEMBER 31,
                                                  ------------------------------------------------
                                                    2001      2000      1999      1998      1997
                                                  --------   -------   -------   -------   -------
                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
Revenues:
  License revenues..............................  $ 54,406   $69,464   $53,924   $35,048   $18,455
  Services revenues.............................    33,572    22,020    14,896     6,921     2,421
                                                  --------   -------   -------   -------   -------
     Total revenues.............................    87,978    91,484    68,820    41,969    20,876
Cost of Revenues:
  Cost of license revenues......................     2,272     1,997     2,300     1,666     1,536
  Cost of service revenues......................    15,544    11,104     6,202     3,218     1,411
                                                  --------   -------   -------   -------   -------
     Total cost of revenues.....................    17,816    13,101     8,502     4,884     2,947
                                                  --------   -------   -------   -------   -------
     Gross profit...............................    70,162    78,383    60,318    37,085    17,929
                                                  --------   -------   -------   -------   -------
Operating Expenses:
  Research and development......................    23,969    21,102    14,432     9,880     5,929
  Sales and marketing...........................    51,041    42,996    29,442    19,885    10,325
  General and administrative....................     8,700     8,113     5,337     3,595     2,363
  Asset impairment charge.......................        --     2,337        --        --        --
  Stock-based compensation......................       320       812     3,039     1,126        64
  Acquisition-related charges...................        --     4,300       551        --        --
                                                  --------   -------   -------   -------   -------
     Total operating expenses...................    84,030    79,660    52,801    34,486    18,681
                                                  --------   -------   -------   -------   -------
  Operating (loss) income.......................   (13,868)   (1,277)    7,517     2,599      (752)
Other income, net...............................     3,160     3,066     2,964     2,515       367
                                                  --------   -------   -------   -------   -------
     (Loss) income before income taxes..........   (10,708)    1,789    10,481     5,114      (385)
Provision (benefit) for income taxes............       446       447     4,286      (986)     (174)
                                                  --------   -------   -------   -------   -------
(Loss) income before extraordinary items........   (11,154)    1,342     6,195     6,100      (211)
Extraordinary loss on early extinguishment of
  debt, net of tax benefit of $72,000...........        --      (216)       --        --        --
                                                  --------   -------   -------   -------   -------
Net (loss) income...............................  $(11,154)  $ 1,126   $ 6,195   $ 6,100   $  (211)
                                                  ========   =======   =======   =======   =======
Accretion of redeemable preferred stock.........        --        --       125       120        44
                                                  --------   -------   -------   -------   -------
Net (loss) income available to common
  shareholders..................................  $(11,154)  $ 1,126   $ 6,070   $ 5,980   $  (255)
                                                  ========   =======   =======   =======   =======
Pro forma provision for income taxes on
  Subchapter S-Corporation income
  (unaudited)(1)................................                           146        41        --
                                                                       -------   -------   -------
Pro forma net (loss) income (unaudited)(1)......                       $ 5,924   $ 5,939   $  (255)
                                                                       =======   =======   =======
Net (loss) income per common and potential
  common share:
  Basic.........................................  $  (0.67)  $  0.07   $  0.42   $  0.44   $ (0.07)
  Diluted.......................................  $  (0.67)  $  0.07   $  0.36   $  0.37   $ (0.07)
  Pro forma diluted (unaudited)(1)..............                       $  0.35   $  0.37   $ (0.02)
Weighted average common and potential common
  shares outstanding:
  Basic.........................................    16,683    16,144    14,395    13,570     3,896
  Diluted.......................................    16,683    16,746    16,722    16,200     3,896
  Pro forma diluted (unaudited)(1)..............                        16,722    16,200    10,473

---------------

(1) Pro forma information assumes that the earnings from Empire Technologies, Inc., an acquired Subchapter S-Corporation accounted for as a pooling of interests, were taxed at the Company's effective tax rate.

                                                          FISCAL YEAR ENDED DECEMBER 31,
                                                 -------------------------------------------------
                                                   2001       2000      1999      1998      1997
                                                 --------   --------   -------   -------   -------
                                                                  (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
Cash, cash equivalents and marketable
  securities...................................  $ 68,344   $ 63,251   $63,569   $56,619   $40,081
Working capital................................    48,965     54,131    55,213    47,913    36,465
Total assets...................................   102,480    102,276    89,787    67,981    46,745
Long-term debt, net of current portion.........        --         --     2,064       242       189
Redeemable convertible preferred stock.........        --         --    11,723    11,598     5,471
Total stockholders' equity.....................    63,507     70,746    52,476    41,213    33,389

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Concord develops, markets and supports the eHealth(TM) Suite of scalable information technology (IT) infrastructure fault and performance management software solutions. eHealth(TM) integrates fault and performance management of the systems, applications and networks that comprise today's IT infrastructure. Concord's solutions optimize the performance and availability of IT infrastructures on which enterprises, managed service providers and telecommunication carriers depend for their day-to-day business and operational success. Concord's software solutions monitor fault conditions throughout the infrastructure in real time; test availability and responsiveness of critical services; collect, consolidate, normalize and analyze a high volume of data from the IT infrastructure; alert IT personnel to faults and potential outages, maximize uptime of the IT infrastructure and automatically execute corrective action to restore availability, if desired.

     Concord does not provide forecasts of its future financial performance. From time to time, however, the information provided by Concord or statements made by our employees may contain forward-looking statements. In particular, some statements contained in Concord's Form 10-K for the fiscal year ended December 31, 2001, are not historical statements (including, but not limited to, statements concerning the plan and objectives of management; increases in revenue (domestically and internationally); increases in sales and marketing, research and development and general and administrative expenses (domestically and internationally), Concord's ability to use deferred tax assets, Concord's success in competing in international markets, Concord's expected future profitability and Concord's expected liquidity and capital resources). This document contains forward-looking statements. Any statements contained herein that do not describe historical facts are forward-looking statements. The Company makes such forward-looking statements under the provisions of the "safe harbor" section of the Private Securities Litigation Reform Act of 1995.

     The forward-looking statements contained herein are based on current expectations but are subject to a number of risks and uncertainties. The facts that could cause actual results to differ materially from current expectations include the following: risks of intellectual property rights and litigation, risks in technology development and commercialization, risks in product development and market acceptance of and demand for the Company's products, risks of downturns in economic conditions generally, and in the software, networking and telecommunications industries specifically, risks associated with competition and competitive pricing pressures, risks associated with international sales, risks associated with the Company's recent acquisitions and other risks detailed in the Company's filings with the Securities and Exchange Commission.

     On February 4, 2000, the Company completed its acquisition of all of the capital stock of FirstSense Software, Inc., a Delaware corporation (FirstSense). The Company accounted for the transaction as a pooling of interests in accordance with Accounting Principles Board (APB) Opinion No. 16, Business Combinations. As required by APB Opinion No. 16, the Company restated all of its financial statements to reflect the combined results of both entities for all periods presented. All transactions between the two companies have been eliminated in the combined results. FirstSense is a provider of applications performance and service level management software designed for distributed applications, including packaged, custom and e-business applications.

IMPACT OF THE SEPTEMBER 11, 2001 TERRORIST ATTACKS

     The terrorist attacks of September 11, 2001 had an adverse impact on our business as license and services revenue from both the New York City area and the United States government decreased following the attacks. These areas are a significant source of revenue for us and we are unable to determine when the local economies will recover. We are currently unable to quantify the effect of the September 11, 2001 terrorist attacks on our business. Our daily operations (excluding sales operations) were not materially impacted by the terrorist attacks.

CRITICAL ACCOUNTING POLICIES

     In December 2001, the SEC requested that all registrants list their three to five most "critical accounting policies" in the Management Discussion and Analysis section of their Annual Report on Form 10-K. The SEC indicated that a "critical accounting policy" is one which is both important to the portrayal of the company's financial condition and results and requires management's most difficult, subjective or complex judgements, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We believe that the following three accounting policies fit this definition:
Revenue Recognition, Accounts Receivable and Accounting for Income Taxes.

  REVENUE RECOGNITION POLICY

     We recognize revenue from the sale of software licenses when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed and determinable and collection of the resulting receivable is reasonably assured. Delivery generally occurs when product is delivered to a common carrier and the delivery terms are FOB Concord. All revenues generated from our worldwide operations are approved at our corporate headquarters, located in the United States.

     At the time of the transaction, we assess whether the fee associated with our revenue transaction is fixed and determinable and whether or not collection is reasonably assured. We assess whether the fee is fixed and determinable based on the payment terms associated with the transaction. If a significant portion of a fee is due after our normal payment terms, which are usually 30 to 60 days from invoice date, we account for the fee as not being fixed and determinable. In these cases, we usually recognize revenue upon receipt of cash.

     We assess collection based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer. We do not request collateral from our customers. If we determine that collection of a fee is not reasonably assured, we defer the fee and usually recognize revenue upon receipt of cash.

     For all sales, we use either a purchase order or signed license agreement as evidence of an arrangement. Sales through our resellers are usually evidenced by a master agreement governing the relationship together with purchase orders on a transaction-by-transaction basis.

     For arrangements with multiple obligations (for example, undelivered maintenance and support), we allocate revenue to each component of the arrangement using the residual value method based on the fair value of the undelivered elements. This means that we defer revenue from the fee arrangement equivalent to the fair values of the undelivered elements. We determine fair values for ongoing maintenance and support obligations using our internal pricing policies for maintenance and by referencing the prices at which we have sold separate maintenance contract renewals to our customers. We determine fair values of services, such as training or consulting, by referencing the prices at which we have separately sold comparable services to our customers.

     Our arrangements do not generally include clauses involving acceptance of our products by our customers. However, if an arrangement includes an acceptance provision, revenue recognition occurs upon the earlier of receipt of a written customer acceptance or expiration of the acceptance period.

  ACCOUNTS RECEIVABLE POLICY

     We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer's current credit worthiness, as determined by our review of their current credit information. We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based on a percentage of our accounts receivable, our historical experience and any specific customer collection issues that we have identified. While such credit losses have historically been within our expectations and appropriate reserves have been established, we cannot guarantee that we will continue to experience the same credit loss rates that we have experienced in the past.

  ACCOUNTING FOR INCOME TAXES POLICY

     As part of the process of preparing our consolidated financial statements we are required to estimate our income taxes in each of the jurisdictions in which we operate. To do this, we estimate our actual current tax liabilities, while also assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income. To the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the statement of operations.

     Significant management judgement is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have recorded a valuation allowance of $18.4 million as of December 31, 2001, due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily consisting of the utilization of certain net operating loss carryforwards from prior years. We are unsure whether we will have sufficient future taxable income to allow us to use these net operating losses, before they expire. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods we may need to establish an additional valuation. Establishing new or additional valuation allowances could materially adversely impact our financial position and results of operations.

     Our net deferred tax assets as of December 31, 2001 were $3.5 million, net of a valuation allowance of $18.4 million.

     The above listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management's judgement in their application. There are also areas in which the exercise of management's judgement in selecting an available alternative would not produce a materially different result. See our audited consolidated financial statements and notes thereto which begin on page F-1 of this Annual Report on Form 10-K and which contain accounting policies and other disclosures required by generally accepted accounting principles.

RESULTS OF OPERATIONS

     The following table sets forth, for the period indicated, certain financial data as percentages of Concord's total revenue. All prior-period financial statements have been restated to reflect the acquisitions of Empire Technologies, Inc. and FirstSense Software, Inc. (see Note 3 to financial statements).

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                               2001     2000     1999
                                                              ------   ------   ------
Revenues:
  License revenues..........................................   61.8%    75.9%    78.4%
  Service revenues..........................................   38.2     24.1     21.6
                                                              -----    -----    -----
     Total revenues.........................................  100.0    100.0    100.0
Cost of Revenues:
  Cost of license revenues..................................    2.6      2.2      3.4
  Cost of service revenues..................................   17.7     12.1      9.0
                                                              -----    -----    -----
     Total cost of revenues.................................   20.3     14.3     12.4
                                                              -----    -----    -----
       Gross profit.........................................   79.7     85.7     87.6
                                                              -----    -----    -----
Operating Expenses:
  Research and development..................................   27.2     23.1     21.0
  Sales and marketing.......................................   58.0     47.0     42.8
  General and administrative................................    9.9      8.9      7.7
  Asset impairment charge...................................    0.0      2.5      0.0
  Stock-based compensation..................................    0.4      0.9      4.4
  Acquisition-related charges...............................    0.0      4.7      0.8
                                                              -----    -----    -----
     Total operating expenses...............................   95.5     87.1     76.7
                                                              -----    -----    -----
       Operating (loss) income..............................  (15.8)    (1.4)    10.9
Total other income, net.....................................    3.6      3.4      4.3
                                                              -----    -----    -----
     (Loss) income before income taxes......................  (12.2)     2.0     15.2
Provision for income taxes..................................    0.5      0.5      6.2
                                                              -----    -----    -----
(Loss) income before extraordinary items....................  (12.7)     1.5      9.0
Extraordinary loss on early extinguishment of debt, net of
  tax benefit of $72,000....................................    0.0     (0.2)     0.0
                                                              -----    -----    -----
Net (loss) income...........................................  (12.7)%    1.3%     9.0%
                                                              =====    =====    =====

REVENUES

     Concord's revenues consist of software license revenues and service revenues. Software license revenues are recognized in accordance with the American Institute of Certified Public Accountants' Statement of Position (SOP) 97-2, Software Revenue Recognition, as modified by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions. Under SOP 97-2, software license revenues are recognized upon execution of a contract and delivery of software, provided that the license fee is fixed and determinable, no significant production, modification or customization of the software is required and collection is considered probable by management. Revenues under multiple-element arrangements, which typically include software products and maintenance sold together, are allocated to each element using the residual method in accordance with SOP 98-9. Service revenues are recognized as the services are performed. Maintenance revenues are derived from customer support agreements generally entered into in connection with initial license sales and subsequent renewals. Maintenance revenues are recognized ratably over the term of the maintenance period. Payments for maintenance fees are generally made in advance.

TOTAL REVENUES

     Total revenues were $88.0 million, $91.5 million and $68.8 million in 2001, 2000 and 1999, respectively, representing a decrease of 3.8% from 2000 to 2001 and an increase of 32.9% from 1999 to 2000.

LICENSE REVENUES

     Concord's license revenues are derived from the licensing of software products. License revenues were $54.4 million, $69.5 million and $53.9 million in 2001, 2000 and 1999, respectively, representing a decrease of 21.7% from 2000 to 2001 and an increase of 28.8% from 1999 to 2000. License revenues accounted for 61.8%, 75.9% and 78.4% of total revenues in 2001, 2000 and 1999, respectively. The decrease in license revenues in absolute dollars from 2000 to 2001 is due, to some extent, from the events of September 11, 2001 and the general slowdown of the economy in the United States and abroad which negatively affected IT infrastructure spending. The increase in license revenues in absolute dollars from 1999 to 2000 resulted from increased penetration of the international markets, sales to new customers and additional sales to existing customers for new products. The decrease in license revenues as a percent of total revenues from 2000 to 2001 was the result of the decline of license revenue combined with a significant increase in service revenues, consisting mainly of maintenance revenues. The decrease in license revenues as a percent of total revenues from 1999 to 2000 was due to a slower growth in license revenues versus an increase in the growth of service revenues. There were no material price increases for products during 2001.

SERVICE REVENUES

     Concord's service revenues consist of fees for maintenance, training and professional services. Service revenues were $33.6 million, $22.0 million and $14.9 million in 2001, 2000 and 1999, respectively, representing increases of 52.5% from 2000 to 2001 and 47.8% from 1999 to 2000. Service revenues accounted for 38.2%, 24.1% and 21.6% of total revenues in 2001, 2000 and 1999, respectively. The increase in service revenues was mainly due to a significant increase in maintenance revenue which is generated from new and renewed maintenance contracts. An increase in the number of the Company's customers and the resulting demand for these services further helped drive the increase in service revenue from 2000 to 2001 and from 1999 to 2000. At December 31, 2001, Concord had over 2,600 customers worldwide.

INTERNATIONAL REVENUES

     Concord recognized $33.2 million, $29.5 million and $13.9 million of revenues from international locations in 2001, 2000 and 1999, representing 37.8%, 32.2% and 20.2% of total revenues, respectively. Our revenues from international locations were primarily generated from customers located in Europe. Revenues from customers located in Europe accounted for 22.9%, 18.9% and 13.2% of total revenues in 2001, 2000 and 1999, respectively. The continued increase in revenues from international locations as a percentage of total revenues is primarily the result of Concord's expansion of its operations outside the United States, which has included both the hiring of additional personnel as well as the establishment of additional reseller relationships. We believe that continued growth and profitability will require further expansion of our sales, marketing and customer service functions in international markets. We expect to commit additional time and development resources to customizing our products and services for selected international markets.

COST OF REVENUES

     Cost of revenues includes expenses associated with royalty costs, production, fulfillment and product documentation, along with personnel costs associated with providing customer support in connection with maintenance, training and professional services contracts. Royalty costs are composed of third party software costs. Cost of revenues were $17.8 million, $13.1 million and $8.5 million in 2001, 2000 and 1999, respectively, representing increases of 36.0% from 2000 to 2001 and 54.1% from 1999 to 2000. Cost of revenues accounted for 20.3%, 14.3% and 12.4% of total revenues in 2001, 2000 and 1999, respectively, resulting in gross margins of 79.7%, 85.7% and 87.6% in each respective period. The increase in cost of revenues, as well as the decrease in the gross margin percentages, was primarily the result of a shift in the revenue mix from license to service revenues as well as an increase in customer support spending associated with service revenue to be more responsive to growing customer needs. We expect to decrease our cost of revenues as a percentage of total revenues; however, this will depend upon our royalty costs and our revenue growth, among other factors. Accordingly, there can be no assurance that we will be successful in decreasing our cost of revenues either on an absolute basis or as a percentage of total revenues.

RESEARCH AND DEVELOPMENT EXPENSES

     Research and development expenses consist primarily of personnel costs associated with software development. Research and development expenses were $24.0 million, $21.1 million and $14.4 million in 2001, 2000 and 1999, respectively, representing an increase of 13.6% from 2000 to 2001 and 46.2% from 1999 to 2000. Research and development expenses accounted for 27.2%, 23.1% and 21.0% of total revenues in 2001, 2000 and 1999, respectively. Increases in our research and development costs were primarily due to higher compensation expenses associated with software developers and development support personnel, as well as associated benefits and facilities costs. Headcount in research and development was 132, 128 and 97 people in 2001, 2000 and 1999 respectively. We anticipate that we will continue to commit substantial resources to research and development in the future and that product development expenses may increase in absolute dollars in future periods; however, we intend to decrease our research and development expenses as a percentage of total revenues. Our ability to decrease these expenses as a percentage of revenue will depend upon our revenue growth, among other factors. Accordingly, there can be no assurance that we will be successful in decreasing our cost of revenues either on an absolute basis or as a percentage of total revenues.

SALES AND MARKETING EXPENSES

     Sales and marketing expenses consist primarily of salaries, commissions to sales personnel and agents, travel, tradeshow participation, public relations and other promotional expenses. Sales and marketing expenses were $51.0 million, $43.0 million and $29.4 million in 2001, 2000 and 1999, respectively, representing increases of 18.7% from 2000 to 2001 and 46.0% from 1999 to 2000. Sales and marketing expenses accounted for 58.0%, 47.0% and 42.8% of total revenues in 2001, 2000 and 1999, respectively. The increase in absolute dollars was primarily the result of increased headcount needed to build the direct sales force along with strong channel partners to penetrate the market. Additionally, the costs to market a multi-product, multi-market solution set are higher than the single-product, single-market solution sold in prior years. Headcount in sales and marketing was 182, 163 and 134 people in 2001, 2000 and 1999 respectively. We anticipate that we will continue to commit substantial resources to sales and marketing in the future and that sales and marketing expenses may increase in absolute dollars in future periods; however, we intend to decrease our sales and marketing expenses as a percentage of total revenues. Our ability to decrease these expenses as a percentage of revenue will depend upon our revenue growth, among other factors. Accordingly, there can be no assurance that we will be successful in decreasing our cost of revenues either on an absolute basis or as a percentage of total revenues.

GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses consist primarily of salaries for financial, accounting, legal, administrative and management personnel. General and administrative expenses were $8.7 million, $8.1 million and $5.3 million in 2001, 2000 and 1999, respectively, representing increases of 7.2% from 2000 to 2001 and 52.0% from 1999 to 2000. General and administrative expenses accounted for 9.9%, 8.9% and 7.8% of total revenues in 2001, 2000 and 1999, respectively. From 2000 to 2001, the increase in absolute dollars is attributable to increased administrative fees such as legal fees and accounting costs necessary to support the growth of our international operations. From 1999 to 2000, the increase in absolute dollars is due mainly to the increase in personnel and an increase in administrative costs and bad debt expenses. Headcount in general and administrative was 33, 44 and 37 people in 2001, 2000 and 1999 respectively. We expect to decrease these expenses as a percentage of revenue; this will ultimately depend upon our revenue growth, among other factors. Accordingly, there can be no assurance that we will be successful in decreasing our cost of revenues either on an absolute basis or as a percentage of total revenues.

ASSET IMPAIRMENT CHARGE

     Concord acquired a $3 million interest in Broadband Investment Group (Broadband) in September 2000 in exchange for our products and services. In November 2000, Broadband publicly announced that it was ceasing operations and liquidating its remaining assets following its inability to raise additional capital due to unfavorable market conditions. As a result, Concord recorded a charge of approximately $2.3 million to write off its investment in Broadband. The remainder of the carrying value of our Broadband investment was reversed against the related deferred revenue for services not yet rendered.

STOCK-BASED COMPENSATION

     Stock-based compensation relates to the issuance of stock options with exercise prices below the deemed fair value of the Company's common stock at the date of grant. The Company recorded a reversal of deferred stock-based compensation of approximately $949,000 and $1.2 million related to the forfeiture of unvested stock options and restricted stock in 2001 and 2000 respectively. Deferred stock-based compensation represents the difference between the stock option exercise price and the deemed fair value of the Company's common stock at the date of grant and is reported as deferred compensation, a component of stockholders' equity (deficit). Deferred stock-based compensation is amortized through charges to operations over the vesting period of the options, which is generally four years. Stock-based compensation was approximately $320,000, $812,000 and $3 million in 2001, 2000 and 1999 respectively.

ACQUISITION-RELATED CHARGES

     Acquisition-related charges incurred in 2000 included accounting, legal and investment banking fees associated with the acquisition of FirstSense. Similar charges were incurred in 1999 for the acquisition of Empire Technologies, Inc. These acquisition-related charges were approximately $4.3 million and $551,000 in 2000 and 1999, respectively, and they accounted for 4.7% and 0.8% of total revenues in 2000 and 1999, respectively.

OTHER INCOME, NET

     Other income consists of interest earned on funds available for investment net of interest expense in connection with the financing of capital equipment in 1999. Concord realized net other income of $3.2 million, $3.1 million and $3.0 million, respectively, in 2001, 2000 and 1999.

INCOME TAXES

     In 2001, the Company did not provide for domestic federal income taxes as a result of the net loss incurred. The Company did provide approximately $446,000 primarily related to foreign taxes resulting from the profitability of certain of the Company's foreign operations. In 2000, the difference between the expected combined federal and state tax rate of approximately 40% and Concord's effective tax rate relates primarily to the use of currently generated tax credits, favorable tax rates on international sales and previously unrecognized net operating loss carryforwards, partially offset by non-deductible acquisition costs. The 1999 effective tax rate approximates the combined statutory rate.

EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT OF DEBT

     The Company recognized an extraordinary loss of $216,000 (net of the related tax benefit of $72,000) in 2000 related to the early extinguishment of certain debt that the Company assumed as a part of the First-Sense acquisition.

LIQUIDITY AND CAPITAL RESOURCES

     Concord has financed its operations primarily through the sale of equity securities and a credit line for equipment purchases. Concord had working capital of $49.0 million at December 31, 2001.

     Net cash provided by operating activities was $5.7 million, $8.7 million and $11.5 million in 2001, 2000 and 1999, respectively. Cash, cash equivalents and marketable securities was $68.3 million, $63.3 million and $63.6 million at December 31, 2001, 2000 and 1999, respectively. Accounts receivable decreased $3.5 million from 2000 to 2001 due to lower license revenue. Deferred revenue increased from 2000 to 2001 by $4.7 million due to an increase of the Company's installed base; $2.7 million of this increase came from deferred maintenance contracts and $2.0 million was the result of service and software license sales with remaining contingencies such as completion of services and credit worthiness.

     Investing activities consisted of the acquisition of property and equipment, most notably computer and networking equipment to support the corporate infrastructure, and also investments in marketable securities. Concord manages its market risk on its marketable securities by selecting investment grade securities with the highest credit ratings with relatively short duration that trade in highly liquid markets.

     Financing activities consisted primarily of the issuance of common stock from the exercise of options during 2001, 2000 and 1999 and from the repayments in 2000 of borrowings on a subordinated debt financing by FirstSense.

     Pursuant to the Tax Reform Act of 1986, the utilization of net operating loss (NOL) carryforwards for tax purposes may be subject to an annual limitation if a cumulative change of ownership of more than 50% occurs over a three-year period. As a result of the Company's 1995 preferred stock financings, such a change in ownership occurred. As a result of this ownership change, the use of the NOL carryforwards generated prior to the ownership change will be limited. The Company has determined that its initial public offering did not cause another ownership change. As a result of the Company's ownership change described above, the utilization of certain of the Company's NOL carryforwards is limited to only $330,000 per year. The substantial majority of the Company's NOL carryforwards generated prior to the ownership change will expire before they can be used. As of December 31, 2001, the Company has determined that approximately $2,309,000 of these NOL carryforwards will become unrestricted prior to their expiration. The remainder of the Company's previous NOLs generated prior to the change in ownership will expire prior to becoming unrestricted and have been written off against the valuation allowance. In addition, the utilization of approximately $15.7 million of NOL carryforwards that were acquired as a result of the FirstSense acquisition is also restricted as a result of a prior ownership change of FirstSense. Utilization of the FirstSense NOL carryforwards is limited to $4.3 million per year.

     The Company has deferred tax assets of approximately $21.9 million, the largest component of which represents NOL carryforwards and research and development credits. The Company has partially reserved for these deferred tax assets by recording a valuation allowance of $18.4 million. The resulting net deferred tax asset is based on the Company's estimate of NOL carryforwards it expects to use in the next two years; all other tax assets have been fully reserved. Pursuant to paragraphs 20 to 25 of SFAS No. 109, the Company considered both positive and negative evidence in assessing the need for a valuation allowance at December 31, 2000 and 2001. The factors that weighed most heavily on the Company's decision to record a valuation allowance were (i) the substantial restrictions on the use of certain of its existing NOL and credit carryforwards and (ii) the uncertainty of future profitability. In addition, the Company is subject to rapid technological change, competition from substantially larger competitors, a limited family of products and other related risks, as more thoroughly described in the "Risk Factors" section of the Company's Form 10K. As a result, the Company found the evidence described above to be the most reliable objective evidence available in determining that a valuation allowance against its tax assets would be necessary.

     As of December 31, 2001, the Company's NOL deferred tax asset includes approximately $2.3 million pertaining to the benefit associated with the exercise and subsequent disqualifying disposition of incentive stock options by the Company's employees. When and if the Company realizes this asset, the resulting change in the valuation allowance will be credited directly to additional paid-in capital, pursuant to the provisions of SFAS No. 109.

     During the year ended December 31, 2000 and 1999, the Company received a tax benefit of approximately $469,000 and $4.9 million, respectively, pursuant to the exercise of employee stock options. The Company recorded this benefit as a component of additional paid-in capital. As a result of the uncertainty of the realizability in 2001, the Company did not record a tax benefit to additional paid-in capital related to the exercise of employee stock options during the year ended December 31, 2001.

     As of December 31, 2001, Concord's principal sources of liquidity included cash and marketable securities. We believe that our current cash and marketable securities and cash provided by future operations will be sufficient to meet our working capital and anticipated capital expenditure requirements for the next 12 months. Although operating activities may provide cash in certain periods, to the extent Concord experiences growth in the future, our operating and investing activities may require significant cash. Consequently, any such future growth may require Concord to obtain additional equity or debt financing.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

DERIVATIVE FINANCIAL INSTRUMENTS, OTHER FINANCIAL INSTRUMENTS AND DERIVATIVE COMMODITY INSTRUMENTS

     Concord does not invest in derivative financial instruments, other financial instruments or derivative commodity instruments as defined by Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. All of our investments are in investment grade securities with high credit ratings of relatively short duration that trade in highly liquid markets and are carried at fair value on our books. Accordingly, Concord has no quantitative information concerning the market risk of participating in such investments.

PRIMARY MARKET RISK EXPOSURES

     Concord's primary market risk exposure is in the area of interest rate risk. Our investment portfolio of cash equivalents and marketable securities is subject to interest rate fluctuations, but we believe this risk is immaterial due to the short-term nature of these investments. Substantially all of our business outside the United States is conducted in U.S. dollar-denominated transactions, whereas our operating expenses in our international branches are denominated in local currency. We have no foreign exchange contracts, option contracts or other foreign hedging arrangements. We believe that the operating expenses of our foreign operations are immaterial, and therefore any associated market risk is unlikely to have a material adverse effect on our business, results of operations or financial condition.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Concord's financial statements together with the related notes and the reports of Arthur Andersen LLP and KPMG LLP, independent public accountants, are set forth beginning on page F-1 of Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND OFFICERS OF THE REGISTRANT

     The information under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" as set forth in the Concord's Proxy Statement for its annual stockholders' meeting to be held April 24, 2002 is incorporated herein by reference.

     Our executive officers and their ages as of December 31, 2001 are as follows:

NAME                                 AGE                       POSITION
----                                 ---                       --------
John A. Blaeser....................  60    Chief Executive Officer, President and Director
Melissa H. Cruz....................  39    Executive Vice President, Business Services Chief
                                           Financial Officer, Asst. Clerk and Treasurer
Kevin J. Conklin...................  48    Executive Vice President, Business Development
Ferdinand Engel....................  53    Executive Vice President, Engineering and Chief
                                           Technology Officer
John Hamilton......................  49    Executive Vice President, Worldwide Sales and
                                           Technical Services
Ellen Kokos........................  49    Executive Vice President, Marketing

     Set forth below is certain information relating to each executive officer's business experience:

     John A. Blaeser has been Concord's Chief Executive Officer and President since January 1996 and a director of Concord since 1985. Prior to joining Concord as Chief Executive Officer and President, from 1991 until 1996, Mr. Blaeser was Managing General Partner of EG&G Venture Management, a venture capital firm.

     Melissa H. Cruz has been Concord's Executive Vice President, Business Services and Chief Financial Officer since April 2000, Vice President Finance from January 2000 until April 2000, Director of Finance from August 1998 until January 2000 and Manager, Financial Planning from August 1997 until August 1998. Prior to joining Concord, Ms. Cruz was Director of Finance at SeaChange International, Inc. from November 1996 to August 1997, International Controller at Bay Networks, Inc. from November 1993 to July 1996 and from December 1984 to November 1993, Ms. Cruz held a variety of financial management roles at Digital Equipment Corporation.

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

     John Hamilton has been Concord's Executive Vice President of Worldwide Sales and Technical Service since November 2000, Vice President of Worldwide Sales from April 2000 until November 2000, Vice President North American Sales from September 1999 until April 2000 and National Sales Director from July 1997 until September 1999. Prior to joining Concord, Mr. Hamilton was Area Vice President at FTP Software from February 1996 until July 1997 and from February 1995 until February 1996 Mr. Hamilton was the national sales manager for Oxford & Associates, Inc. He also held various management positions at EMC Corporation, Stratus Corporation and International Business Machines Corporation.

     Ellen Kokos has been Concord's Executive Vice President, Marketing since February 2001. Prior to joining Concord, Ms. Kokos was Vice President at Epicon, Inc. from November 1998 until September 2000. From July 1996 until September 1997, Ms. Kokos was Vice President, Marketing at Agile Networks, a subsidiary of Lucent Technologies. In 1995, Ms. Kokos was Corporate Vice President, Marketing at Chipcom prior to its acquisition by 3COM, Inc. Ms. Kokos also held executive positions at Digital Equipment Corporation, Novell, Inc. and Sun Microsystems, Inc.

ITEM 11.  EXECUTIVE COMPENSATION

     The information under the caption "Executive Compensation" as set forth in the Company's Proxy Statement for its annual stockholders' meeting to be held April 24, 2002 is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information under the caption "Securities Ownership of Certain Beneficial Owners and Management" as set forth in Concord's Proxy Statement for its annual stockholders' meeting to be held April 24, 2002 is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Not applicable.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this Form:

     1.  Consolidated Financial Statements:

                                                               PAGE
                                                              NUMBER
                                                              ------
Reports of Independent Public Accountants...................   F-1
Consolidated Balance Sheets:
  December 31, 2001 and December 31, 2000...................   F-3
Consolidated Statements of Operations:
  Years ended December 31, 2001, December 31, 2000 and
     December 31, 1999......................................   F-4
Consolidated Statements of Stockholders' Equity:
  Years ended December 31, 2001, December 31, 2000 and
     December 31, 1999......................................   F-5
Consolidated Statements of Cash Flows:
  Years ended December 31, 2001, December 31, 2000 and
     December 31, 1999......................................   F-6
Notes to the Consolidated Financial Statements..............   F-7

     2.  Consolidated Financial Statement Schedules

     Schedule II -- Valuation and Qualifying Accounts Included in Note 11 of Notes to the Consolidated Financial Statements

(b) Exhibits:

     See Index to Exhibits. The Exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of this report.

(c) Reports on Form 8-K:

     None.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of
Concord Communications, Inc.:

     We have audited the accompanying consolidated balance sheets of Concord Communications, Inc. (a Massachusetts corporation) as of December 31, 2001 and December 31, 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of FirstSense Software, Inc., a company acquired during 2000 in a transaction accounted for as a pooling of interests, as discussed in Note 3(b), or for any periods prior to its acquisition. Such statements are included in the consolidated financial statements of Concord Communications, Inc. and reflect total revenues of 2% for the year ended December 31, 1999, of the related consolidated totals. These statements were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to amounts included for FirstSense Software, Inc., is based solely on the report of the other auditors.

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

     In our opinion, based on our audits and the report of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Concord Communications, Inc. as of December 31, 2001 and December 31, 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in United States.

                                          /s/ ARTHUR ANDERSEN LLP
                                          ARTHUR ANDERSEN LLP

Boston, Massachusetts
January 16, 2002

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
FirstSense Software, Inc.:

     We have audited the statements of operations, stockholders' (deficit) equity and cash flows of FirstSense Software, Inc. for the year ended December 31, 1999 (not presented herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and the cash flows of FirstSense Software, Inc. for the year ended December 31, 1999, in conformity with accounting principles generally accepted in the United States of America.

                                          /s/ KPMG LLP
                                          KPMG LLP

Boston, Massachusetts
April 5, 2000

                          CONCORD COMMUNICATIONS, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2001           2000
                                                              ------------   ------------
ASSETS
Current Assets:
  Cash and cash equivalents.................................  $  9,010,811   $ 10,725,265
  Marketable securities.....................................    59,333,068     52,526,162
  Accounts receivable, net of allowance of $1,409,835 and
     $1,525,965 in 2001 and 2000, respectively..............    16,537,131     20,000,193
  Prepaid expenses and other current assets.................     3,057,797      2,409,350
                                                              ------------   ------------
     Total current assets...................................    87,938,807     85,660,970
                                                              ------------   ------------
Equipment and Improvements, at cost:
  Equipment.................................................    19,636,704     16,085,465
  Leasehold improvements....................................     5,956,710      6,080,105
                                                              ------------   ------------
                                                                25,593,414     22,165,570
  Less -- Accumulated depreciation and amortization.........    14,798,688      9,140,170
                                                              ------------   ------------
                                                                10,794,726     13,025,400
                                                              ------------   ------------
Deferred Tax Asset..........................................     3,500,000      3,500,000
Other Long-Term Assets......................................       246,655         89,689
                                                              ------------   ------------
     Total long-term assets.................................     3,746,655      3,589,689
                                                              ------------   ------------
                                                              $102,480,188   $102,276,059
                                                              ============   ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable..........................................  $  3,553,417   $  3,117,627
  Accrued expenses..........................................    13,278,825     10,928,921
  Deferred revenue..........................................    22,141,078     17,483,928
                                                              ------------   ------------
     Total current liabilities..............................    38,973,320     31,530,476
                                                              ------------   ------------
Commitments and Contingencies (Note 8)
Stockholders' Equity:
  Common Stock, $0.01 par value:
     Authorized -- 50,000,000 shares
     Issued and outstanding -- 16,901,193 and 16,554,944
     shares at December 31, 2001 and 2000, respectively.....       169,012        165,549
  Additional paid-in capital................................    96,365,287     95,479,340
  Deferred compensation.....................................      (241,547)    (1,509,880)
  Accumulated other comprehensive income....................     1,892,264        135,159
  Accumulated deficit.......................................   (34,678,148)   (23,524,585)
                                                              ------------   ------------
     Total stockholders' equity.............................    63,506,868     70,745,583
                                                              ------------   ------------
                                                              $102,480,188   $102,276,059
                                                              ============   ============

  The accompanying notes are an integral part of these consolidated financial statements.

                          CONCORD COMMUNICATIONS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                               YEAR ENDED DECEMBER 31,
                                                       ----------------------------------------
                                                           2001          2000          1999
                                                       ------------   -----------   -----------
Revenues:
  License revenues...................................  $ 54,406,217   $69,463,790   $53,924,271
  Service revenues...................................    33,571,892    22,020,064    14,896,175
                                                       ------------   -----------   -----------
     Total revenues..................................    87,978,109    91,483,854    68,820,446
Cost of Revenues:
  Cost of license revenues...........................     2,271,729     1,997,050     2,299,810
  Cost of service revenues...........................    15,543,963    11,104,222     6,202,481
                                                       ------------   -----------   -----------
     Total cost of revenues..........................    17,815,692    13,101,272     8,502,291
                                                       ------------   -----------   -----------
       Gross profit..................................    70,162,417    78,382,582    60,318,155
                                                       ------------   -----------   -----------
Operating Expenses:
  Research and development...........................    23,968,991    21,101,448    14,432,334
  Sales and marketing................................    51,041,001    42,996,124    29,442,304
  General and administrative.........................     8,700,514     8,113,239     5,336,912
  Asset impairment charge (Note 13)..................            --     2,336,465            --
  Stock-based compensation (Note 5)..................       319,834       812,333     3,038,796
  Acquisition-related charges (Note 3)...............            --     4,300,000       550,601
                                                       ------------   -----------   -----------
     Total operating expenses........................    84,030,340    79,659,609    52,800,947
                                                       ------------   -----------   -----------
       Operating (loss) income.......................   (13,867,923)   (1,277,027)    7,517,208
                                                       ------------   -----------   -----------
Other Income (Expense):
  Interest income....................................     3,361,073     3,066,333     3,136,026
  Interest expense...................................            --            --       (39,560)
  Other expense......................................      (200,420)           --      (132,809)
                                                       ------------   -----------   -----------
     Total other income, net.........................     3,160,653     3,066,333     2,963,657
                                                       ------------   -----------   -----------
     (Loss) income before income taxes...............   (10,707,270)    1,789,306    10,480,865
Provision for income taxes...........................       446,293       447,000     4,285,509
                                                       ------------   -----------   -----------
(Loss) income before extraordinary items.............   (11,153,563)    1,342,306     6,195,356
Extraordinary loss on early extinguishment of debt,
  net of tax benefit of $72,000 (Note 4).............            --      (216,010)           --
                                                       ------------   -----------   -----------
Net (loss) income....................................  $(11,153,563)  $ 1,126,296   $ 6,195,356
                                                       ============   ===========   ===========
Accretion of redeemable preferred stock..............            --            --       125,285
                                                       ------------   -----------   -----------
Net (loss) income applicable to common
  stockholders.......................................  $(11,153,563)  $ 1,126,296   $ 6,070,071
                                                       ============   ===========   ===========
Pro forma provision for income taxes on Subchapter
  S-Corporation income (unaudited)...................                                   146,325
                                                                                    -----------
Pro forma net income (unaudited).....................                               $ 5,923,746
                                                                                    ===========
Net (loss) income per common and potential common
  share:
  Basic..............................................  $      (0.67)  $      0.07   $      0.42
                                                       ============   ===========   ===========
  Diluted............................................  $      (0.67)  $      0.07   $      0.36
                                                       ============   ===========   ===========
  Pro forma diluted (unaudited)......................                               $      0.35
                                                                                    ===========
Weighted average common and potential common shares
  outstanding:
  Basic..............................................    16,682,634    16,143,867    14,395,339
                                                       ============   ===========   ===========
  Diluted............................................    16,682,634    16,745,742    16,722,140
                                                       ============   ===========   ===========
  Pro forma diluted (unaudited)......................                                16,722,140
                                                                                    ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                          CONCORD COMMUNICATIONS, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                         COMMON STOCK
                                     ---------------------                                 ACCUMULATED
                                                   $0.01     ADDITIONAL                       OTHER
                                       NUMBER       PAR        PAID-IN       DEFERRED     COMPREHENSIVE   ACCUMULATED
                                     OF SHARES     VALUE       CAPITAL     COMPENSATION   INCOME (LOSS)     DEFICIT
                                     ----------   --------   -----------   ------------   -------------   ------------
BALANCE, DECEMBER 31, 1998.........  13,522,440   $135,224   $70,528,649   $  (687,939)    $   149,606    $(28,912,998)
Shares issued in connection with
  employee stock plans.............   1,287,093     12,871     2,844,365            --              --              --
Accretion of dividends on preferred
  Stock............................          --         --      (125,285)           --              --              --
Tax benefit associated with
  employee stock options...........          --         --     4,900,000            --              --              --
Deferred compensation related to
  grants of stock options and
  restricted stock.................          --         --     3,417,025    (3,417,025)             --              --
Amortization of deferred
  compensation related to grants of
  stock options....................          --         --            --       547,170              --              --
Issuance of warrants...............          --         --       357,486            --              --              --
Unrealized losses on
  available-for-sale securities....          --         --            --            --      (1,535,731)             --
Distribution to shareholders.......          --         --            --            --              --      (1,933,239)
Net income.........................          --         --            --            --              --       6,195,356
                                     ----------   --------   -----------   -----------     -----------    ------------
  Comprehensive Income.............
BALANCE, DECEMBER 31, 1999.........  14,809,533    148,095    81,922,240    (3,557,794)     (1,386,125)    (24,650,881)
Shares issued in connection with
  employee stock plans.............     474,762      4,748     2,193,416            --              --              --
Conversion of redeemable preferred
  stock............................   1,252,616     12,526    11,710,491            --              --              --
Exercise of warrants...............      18,033        180       419,820            --              --              --
Tax benefit associated with
  employee stock options...........          --         --       468,954            --              --              --
Reversal of deferred compensation
  related to forfeitures of
  unvested stock options and
  restricted stock.................          --         --    (1,235,581)    1,235,581              --              --
Amortization of deferred
  compensation related to grants of
  stock options....................          --         --            --       812,333              --              --
Unrealized gains on
  available-for-sale securities....          --         --            --            --       1,521,284              --
Net income.........................          --         --            --            --              --       1,126,296
                                     ----------   --------   -----------   -----------     -----------    ------------
  Comprehensive Income.............
BALANCE, DECEMBER 31, 2000.........  16,554,944    165,549    95,479,340    (1,509,880)        135,159     (23,524,585)
Shares issued in connection with
  employee stock plans.............     346,249      3,463     1,834,446            --              --              --
Reversal of deferred compensation
  related to forfeitures of
  unvested stock options and
  restricted stock.................          --         --      (948,499)      948,499              --              --
Amortization of deferred
  compensation related to grants of
  stock options....................          --         --            --       319,834              --              --
Unrealized gains on
  available-for-sale securities....          --         --            --            --       1,757,105              --
Net loss...........................          --         --            --            --              --     (11,153,563)
                                     ----------   --------   -----------   -----------     -----------    ------------
  Comprehensive Loss...............
BALANCE, DECEMBER 31, 2001.........  16,901,193   $169,012   $96,365,287   $  (241,547)    $ 1,892,264    $(34,678,148)
                                     ==========   ========   ===========   ===========     ===========    ============


                                                    COMPREHENSIVE
                                        TOTAL       INCOME (LOSS)
                                     ------------   -------------
BALANCE, DECEMBER 31, 1998.........  $ 41,212,542   $         --
Shares issued in connection with
  employee stock plans.............     2,857,236             --
Accretion of dividends on preferred
  Stock............................      (125,285)            --
Tax benefit associated with
  employee stock options...........     4,900,000             --
Deferred compensation related to
  grants of stock options and
  restricted stock.................            --             --
Amortization of deferred
  compensation related to grants of
  stock options....................       547,170             --
Issuance of warrants...............       357,486             --
Unrealized losses on
  available-for-sale securities....    (1,535,731)    (1,535,731)
Distribution to shareholders.......    (1,933,239)            --
Net income.........................     6,195,356      6,195,356
                                     ------------   ------------
  Comprehensive Income.............                 $  4,659,625
                                                    ============
BALANCE, DECEMBER 31, 1999.........    52,475,535             --
Shares issued in connection with
  employee stock plans.............     2,198,164             --
Conversion of redeemable preferred
  stock............................    11,723,017             --
Exercise of warrants...............       420,000             --
Tax benefit associated with
  employee stock options...........       468,954             --
Reversal of deferred compensation
  related to forfeitures of
  unvested stock options and
  restricted stock.................            --             --
Amortization of deferred
  compensation related to grants of
  stock options....................       812,333             --
Unrealized gains on
  available-for-sale securities....     1,521,284      1,521,284
Net income.........................     1,126,296      1,126,296
                                     ------------   ------------
  Comprehensive Income.............                 $  2,647,580
                                                    ============
BALANCE, DECEMBER 31, 2000.........    70,745,583
Shares issued in connection with
  employee stock plans.............     1,837,909             --
Reversal of deferred compensation
  related to forfeitures of
  unvested stock options and
  restricted stock.................            --             --
Amortization of deferred
  compensation related to grants of
  stock options....................       319,834             --
Unrealized gains on
  available-for-sale securities....     1,757,105      1,757,105
Net loss...........................   (11,153,563)   (11,153,563)
                                     ------------   ------------
  Comprehensive Loss...............                 $ (9,396,458)
                                                    ============
BALANCE, DECEMBER 31, 2001.........  $ 63,506,868
                                     ============

  The accompanying notes are an integral part of these consolidated financial statements.

                          CONCORD COMMUNICATIONS, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                        YEAR ENDED DECEMBER 31,
                                                              -------------------------------------------
                                                                  2001           2000           1999
                                                              ------------   ------------   -------------
Cash Flows from Operating Activities:
Net (loss) income...........................................  $(11,153,563)  $  1,126,296   $   6,195,356
Adjustments to reconcile net (loss) income to net cash
  provided by operating activities --
  Depreciation and amortization.............................     6,289,836      5,104,220       2,280,469
  Loss on sale of fixed assets..............................        24,000             --              --
  Stock-based compensation..................................       319,834        812,333         547,170
  Amortization of debt issuance costs.......................            --             --          59,502
  Deferred tax benefit......................................            --       (500,000)     (1,307,194)
  Changes in current assets and liabilities:
    Accounts receivable.....................................     3,463,062     (6,023,264)     (8,339,081)
    Prepaid expenses and other currents assets..............      (648,447)    (1,218,203)       (725,395)
    Accounts payable........................................       435,790        997,209       1,120,144
    Accrued expenses........................................     2,349,904        685,012       2,073,466
    Deferred revenue........................................     4,657,150      7,222,594       4,740,055
    Tax benefit associated with exercise of options.........            --        468,954       4,900,000
                                                              ------------   ------------   -------------
    Net cash provided by operating activities...............     5,737,566      8,675,151      11,544,492
                                                              ------------   ------------   -------------
Cash Flows from Investing Activities:
Purchases of equipment and improvements.....................    (4,083,162)   (10,080,218)     (6,883,305)
Change in other assets......................................      (156,966)       (89,689)             --
Investments in marketable securities........................   (16,491,513)   (12,816,079)   (252,350,710)
Proceeds from sales of marketable securities................    11,441,712     14,750,874     237,112,986
                                                              ------------   ------------   -------------
    Net cash used in investing activities...................    (9,289,929)    (8,235,112)    (22,121,029)
                                                              ------------   ------------   -------------
Cash Flows from Financing Activities:
Proceeds from bank borrowings...............................            --             --       3,120,736
Repayments of bank borrowings...............................            --     (2,962,466)       (219,765)
Distribution to shareholders................................            --             --      (1,933,239)
Proceeds from issuance of common stock......................     1,837,909      2,198,164       2,857,236
Proceeds from exercise of warrants..........................            --        420,000              --
                                                              ------------   ------------   -------------
    Net cash provided by (used in) financing activities.....     1,837,909       (344,302)      3,842,968
                                                              ------------   ------------   -------------
Net (decrease) increase in cash and cash equivalents........    (1,714,454)        95,737      (6,751,569)
Cash and Cash Equivalents, beginning of year................    10,725,265     10,629,528      17,381,097
                                                              ------------   ------------   -------------
Cash and Cash Equivalents, end of year......................  $  9,010,811   $ 10,725,265   $  10,629,528
                                                              ============   ============   =============
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest......................................  $         --   $     19,810   $      93,848
                                                              ============   ============   =============
Cash paid for taxes.........................................  $    281,123   $    819,295   $     341,837
                                                              ============   ============   =============
Supplemental Disclosure of Noncash Transactions:
Deferred compensation related to (forfeitures) grants of
  stock options.............................................  $   (948,499)  $ (1,235,581)  $   3,417,025
                                                              ============   ============   =============
Retirements of fully depreciated equipment and
  improvements..............................................  $    631,318   $         --   $          --
                                                              ============   ============   =============
Conversions of redeemable convertible preferred stock to
  common stock..............................................  $         --   $ 11,723,017   $          --
                                                              ============   ============   =============
Unrealized gain (loss) on available-for-sale securities.....  $  1,757,105   $  1,521,284   $  (1,535,731)
                                                              ============   ============   =============

                          CONCORD COMMUNICATIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2001

(1) ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

     Concord Communications, Inc. (the Company or Concord) is primarily engaged in the development and sale of next-generation fault, availability and performance information technology infrastructure management solutions to companies principally located in the United States, Europe, Latin America and Asia Pacific.

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

  (b) CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

     The Company follows the provisions of Statements of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company has classified its marketable securities as available-for-sale and recorded them at fair value, with the unrealized gains and losses reported as a separate component of stockholders' equity. The Company considers highly liquid investments, purchased with an original maturity of 90 days or less, to be cash equivalents. Cash and cash equivalents were $9,010,811 and $10,725,265, and consist of money market funds at December 31, 2001 and 2000, respectively.

  (c) REVENUE RECOGNITION

     The Company's revenues consist of software license revenues and service revenues. Software license revenues are recognized in accordance with the American Institute of Certified Public Accountants' Statement of Position (SOP) 97-2, Software Revenue Recognition, as modified by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition with respect to Certain Transactions. Under SOP 97-2, software license revenues are recognized upon execution of a contract and delivery of software, provided that the license fee is fixed and determinable, no significant production, modification or customization of the software is required and collection is considered probable by management. Revenues under multiple-element arrangements, which typically include software products, services and maintenance sold together, are allocated to each element using the residual method in accordance with SOP 98-9. Under the residual method, the fair value of the undelivered elements is deferred and subsequently recognized. The Company has established sufficient vendor specific objective evidence for professional services, training and maintenance and customer support services based on the price charged when these elements are sold separately. Accordingly, software license revenue is recognized under the residual method in arrangements in which software is licensed with professional services, training and maintenance and customer support services.

     Service revenues include professional services, training and maintenance and customer support fees. Professional services are not essential to the functionality of the other elements in an arrangement and are accounted for separately. Service revenues are recognized as the services are performed.

     Maintenance revenues are derived from customer support agreements generally entered into in connection with initial license sales and subsequent renewals. Maintenance and customer support fees include the right to unspecified upgrades on a when-and-if-available basis and ongoing technical support. Maintenance revenues are recognized ratably over the term of the maintenance period. Payments for maintenance fees are generally made in advance and are included in deferred revenue. As of December 31, 2001 and 2000, deferred revenue includes approximately $17,106,000 and $14,438,000 of deferred maintenance revenues.

                          CONCORD COMMUNICATIONS, INC.

  (d) EQUIPMENT AND IMPROVEMENTS

     Equipment and improvements are recorded at cost. Depreciation is provided for on a straight-line basis over the useful lives of the assets, which are estimated to be three years for all assets other than leasehold improvements, which are amortized over the shorter of the life of the asset or the life of the lease.

  (e) USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  (f) LONG-LIVED ASSETS

     The Company applies the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. SFAS No. 121 requires that long-lived assets be reviewed periodically for impairment. The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. Any write-downs are to be treated as permanent reductions in the carrying amounts of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less the cost to sell. The Company believes that there has been no significant impairment of its long-lived assets as of each of the balance sheet dates presented.

  (g) FINANCIAL INSTRUMENTS, CONCENTRATION OF CREDIT RISK AND SIGNIFICANT CUSTOMERS

     SFAS No. 107, Disclosures about Fair Value of Financial Instruments, requires disclosure of the fair value of financial instruments. The Company has estimated the fair value of financial instruments using available market information and appropriate valuation methodologies. The carrying value of cash, cash equivalents, marketable securities, accounts receivable, and accounts payable approximate fair market value due to the short-term nature of these financial instruments. Financial instruments that potentially subject the Company to concentrations of credit risk are principally cash, cash equivalents, marketable securities and accounts receivable. The Company has no significant off-balance-sheet or concentration of credit risk exposure such as foreign exchange contracts, option contracts or other foreign hedging arrangements. The Company maintains its cash, cash equivalents and marketable securities with established financial institutions. Concentration of credit risk with respect to accounts receivable is limited to certain customers to whom the Company makes substantial sales. To reduce its credit risk, the Company routinely assesses the financial strength of its customers. The Company maintains an allowance for potential credit losses but historically has not experienced any significant losses related to individual customers or groups of customers in any particular industry or geographic area. No individual customer or reseller accounted for more than 10% of revenue in 2001, 2000 or 1999. One customer accounted for 13.4% of accounts receivable at December 31, 2001; a total of 7.2% of the receivables from this customer was included in the Company's deferred revenue. No one customer accounted for more than 10% of the Company's accounts receivable at December 31, 2000.

  (h) RECLASSIFICATIONS

     Certain amounts in the prior year's financial statements have been reclassified to conform to the current year's presentation.

                          CONCORD COMMUNICATIONS, INC.

  (i) SOFTWARE DEVELOPMENT COSTS

     SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed, requires the capitalization of certain computer software development costs incurred after technological feasibility is established. The Company believes that once technological feasibility of a software product has been established, the additional development costs incurred to bring the product to a commercially acceptable level are not significant. There were no capitalized software development costs at December 31, 2001 or 2000.

  (j) NET (LOSS) INCOME PER SHARE

     The Company computes earnings per share following the provisions of SFAS No. 128, Earnings per Share. SFAS No. 128 establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. Basic net (loss) income per share is computed using the weighted-average number of common shares outstanding for the period. Diluted net (loss) income per share is computed using the weighted-average number of common and dilutive common-equivalent shares outstanding for the period. Dilutive common-equivalent shares primarily consist of employee stock options. For the year ended December 31, 2001, diluted net loss per share is the same as basic net loss per share as the effects of potential common stock are antidilutive as a result of the Company's reported loss. For the years ended December 31, 2000 and 1999, dilutive common-equivalent shares consisted of outstanding options, warrants and convertible preferred stock. The dilutive effect of outstanding stock options and warrants is computed using the treasury stock method. The dilutive effect of convertible preferred stock is computed using the as-if-converted method. Pro forma diluted net income per common and potential common share for 1999 assumes that the earnings from Empire Technologies, Inc., an acquired Subchapter S-Corporation accounted for as a pooling of interests (Note 3), were taxed at the Company's effective tax rate.

     Calculations of basic, diluted and pro forma diluted net (loss) income per common share and potential common share are as follows:

                                                       YEAR ENDED DECEMBER 31,
                                               ----------------------------------------
                                                   2001          2000          1999
                                               ------------   -----------   -----------
Net (loss) income applicable to common
  stockholders...............................  $(11,153,563)  $ 1,126,296   $ 6,070,071
                                               ------------   -----------   -----------
Pro forma provision for income taxes on
  Subchapter S-Corporation income
  (unaudited)................................                                   146,325
                                                                            -----------
Pro forma net (loss) income (unaudited)......                               $ 5,923,746
                                                                            ===========
Weighted average common shares outstanding...    16,682,634    16,143,867    14,395,339
Potential common shares pursuant to stock
  options and warrants.......................            --       498,301     1,083,906
Potential common shares pursuant to
  conversion of redeemable convertible
  preferred stock............................            --       103,574     1,242,895
                                               ------------   -----------   -----------
Diluted and pro forma diluted weighted
  average shares.............................    16,682,634    16,745,742    16,722,140
                                               ============   ===========   ===========
Basic net (loss) income per common share.....  $      (0.67)  $      0.07   $      0.42
                                               ============   ===========   ===========
Diluted net (loss) income per common and
  potential common share.....................  $      (0.67)  $      0.07   $      0.36
                                               ============   ===========   ===========
Pro forma diluted net (loss) income per
  common and potential common share..........                               $      0.35
                                                                            ===========

                          CONCORD COMMUNICATIONS, INC.

     The extraordinary loss reported in 2000 (Note 4) and reflected in the above net (loss) income applicable to common stockholders reduced basic, diluted and pro forma income per share by $0.01.

     Diluted weighted average shares outstanding does not include 4,154,700, 1,880,310 and 738,801 common equivalent shares for the years ended December 31, 2001, 2000 and 1999, respectively, as their effect would have been antidilutive.

  (k) DERIVATIVE INSTRUMENTS

     The Company does not have any derivative financial instruments that require accounting or disclosure under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.

  (l) COMPREHENSIVE INCOME (LOSS)

     Comprehensive income (loss) is defined as the change in net assets of the Company during a period from transactions generated from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The only components of comprehensive loss reported by the Company are net income (loss) and unrealized gains (losses) on available-for-sale securities.

  (m) RECENT ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method of accounting. SFAS No. 142 discusses how intangible assets that are acquired should be accounted for in financial statements upon their acquisition and also how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. Beginning on January 1, 2002, with the adoption of SFAS No. 142, goodwill and certain purchased intangibles will no longer be subject to amortization over their estimated useful life. Rather the goodwill and certain purchased intangibles will be subject to an annual assessment for impairment based on fair value. The provisions of SFAS No. 142 are required to be applied starting with fiscal years beginning after December 15, 2001. The Company does not expect the adoption of these statements to have a material impact on its financial position or results of operations.

     In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. SFAS No. 144 further refines the requirements of SFAS No. 121 which required that companies (1) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable based on its undiscounted future cash flows and (2) measure an impairment loss as the difference between the carrying amount and fair value of the asset. In addition, SFAS No. 144 provides guidance on accounting and disclosure issues surrounding long-lived assets to be disposed of by sale. The Company will be required to adopt SFAS No. 144 beginning on January 1, 2002. The Company does not anticipate that the adoption of this statement will have a material impact on its financial position or results of operations or cash flows.

     In November 2001, the Emerging Issues Task Force issued Topic No. D-103 relating to the accounting for reimbursements received for out-of-pocket expenses. In accordance with Topic No. D-103, reimbursements received for out-of-pocket expenses incurred should be characterized as revenue in the statement of operations. The Company has historically accounted for reimbursements received for out-of-pocket expenses incurred as a reduction to cost of service revenues in the statement of operations to offset the costs incurred. The Company will adopt Topic No. D-103 in financial reporting periods beginning after December 31, 2001 and comparative financial statements for prior periods will be reclassified to comply with the guidance in Topic

                          CONCORD COMMUNICATIONS, INC.

No. D-103. During the year ended December 31, 2001 reimbursed out-of-pocket expenses totaled $90,979. The Company had no reimbursed out-of-pocket expenses in 2000 or 1999. Accordingly, if the provisions of Topic No. D-103 had been adopted during these years ended, service revenues and cost of service revenues would have been higher by the amounts noted. However, the amount of gross profit would not have changed, but the gross profit as a percentage of total revenues, or gross margin, would have decreased.

  (n) CRITICAL ACCOUNTING POLICIES

     In December 2001, the SEC requested that all registrants list their three to five most "critical accounting policies" in the Management Discussion and Analysis section of their Annual Report on Form 10-K. The SEC indicated that a "critical accounting policy" is one which is both important to the portrayal of the company's financial condition and results and requires management's most difficult, subjective or complex judgements, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The Company believes that the following three accounting policies fit this definition: Revenue Recognition, Accounts Receivable and Accounting for Income Taxes.

  Revenue Recognition Policy

     The Company recognizes revenue from the sale of software licenses when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed and determinable and collection of the resulting receivable is reasonably assured. Delivery generally occurs when product is delivered to a common carrier and the terms are FOB Concord. All revenues generated from the Company's worldwide operations are approved at its corporate headquarters, located in the United States.

     At the time of the transaction, the Company assesses whether the fee associated with the revenue transaction is fixed and determinable and whether or not collection is reasonably assured. The Company assesses whether the fee is fixed and determinable based on the payment terms associated with the transaction. If a significant portion of a fee is due after normal payment terms, which are usually 30 to 60 days from invoice date, the Company accounts for the fee as not being fixed and determinable. In these cases, the Company usually recognizes revenue upon receipt of cash.

     The Company assesses collection based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer. The Company does not request collateral from its customers. If the Company determines that collection of a fee is not reasonably assured, the Company defers the fee and usually recognizes revenue upon receipt of cash.

     For all sales, the Company uses either a purchase order or signed license agreement as evidence of an arrangement. Sales through resellers are usually evidenced by a master agreement governing the relationship together with purchase orders on a transaction-by-transaction basis.

     For arrangements with multiple obligations (for example, undelivered maintenance and support), the Company allocates revenue to each component of the arrangement using the residual value method based on the fair value of the undelivered elements. This means that the Company defers revenue from the fee arrangement equivalent to the fair value of the undelivered elements. The Company determines fair values for ongoing maintenance and support obligations using its internal pricing policies for maintenance and by referencing the prices at which it has sold separate maintenance contract renewals to its other customers. The Company determines fair values of services, such as training or consulting, by referencing the prices at which it has separately sold comparable services to its other customers.

     The Company's arrangements do not generally include clauses involving acceptance of its products by its customers. However, if an arrangement includes an acceptance provision, revenue recognition occurs upon the earlier of receipt of a written customer acceptance or expiration of the acceptance period.

                          CONCORD COMMUNICATIONS, INC.

  Accounts Receivable Policy

     The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer's current credit-worthiness, as determined by the Company's review of its current credit information. The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses based on a percentage of its accounts receivable, its historical experience and any specific customer collection issues that the Company has identified. While such credit losses have historically been within expectations and appropriate reserves have been established, the Company cannot guarantee that it will continue to experience the same credit loss rates that it has experienced in the past.

  Accounting for Income Taxes Policy

     As part of the process of preparing its consolidated financial statements, the Company is required to estimate income taxes in each of the jurisdictions in which it operates. To do this, the Company estimates its actual current tax liabilities, while also assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the Company's consolidated balance sheet. The Company must then assess the likelihood that its deferred tax assets will be recovered from future taxable income. To the extent the Company believes that recovery is not likely, it must establish a valuation allowance. To the extent the Company establishes a valuation allowance or increases this allowance in a period, it must include an expense within the tax provision in the statement of operations.

     Significant management judgement is required in determining the Company's provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. The Company has a valuation allowance of $18.4 million as of December 31, 2001, due to uncertainties related to its ability to utilize some of its deferred tax assets, primarily consisting of the utilization of certain net operating loss carryforwards from prior years. The Company is unsure whether it will have sufficient future taxable income to allow it to use these net operating losses, before they expire. The valuation allowance is based on the Company's estimates of taxable income by jurisdiction in which it operates and the period over which the Company's deferred tax assets will be recoverable. In the event that actual results differ from these estimates or the Company adjusts these estimates in future periods, it may need to establish an additional valuation. Establishing new or additional valuation allowances could materially adversely impact the Company's financial position and results of operations.

     The Company's net deferred tax assets as of December 31, 2001 were $3.5 million, net of a valuation allowance of $18.4 million.

     The above listing is not intended to be a comprehensive list of all of the Company's accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management's judgement in their application. There are also areas in which the exercise of management's judgement in selecting an available alternative would not produce a materially different result.

(2) MARKETABLE SECURITIES

     It is the Company's intent to maintain a liquid investment portfolio to support current operations and to take advantage of investment opportunities; therefore, all marketable securities are considered to be available-for-sale and are classified as current assets.

                          CONCORD COMMUNICATIONS, INC.

     The amortized cost, unrealized gains and fair value of marketable securities available-for-sale as of December 31, 2001 with maturity dates from January 1, 2002 through August 1, 2006, are as follows:

                                                  AMORTIZED    UNREALIZED
                                                    COST         GAINS      FAIR VALUE
                                                 -----------   ----------   -----------
US government and municipal obligations........  $29,067,343   $1,121,033   $30,188,376
Foreign government obligations.................    1,019,831       72,145     1,091,976
Corporate bonds and notes......................   31,674,341      699,086    32,373,427
                                                 -----------   ----------   -----------
                                                  61,761,515    1,892,264    63,653,779
Less: Cash equivalents.........................    4,320,711           --     4,320,711
                                                 -----------   ----------   -----------
Available-for-sale marketable securities.......  $57,440,804   $1,892,264   $59,333,068
                                                 ===========   ==========   ===========

     The amortized cost, unrealized gains (losses) and fair value of marketable securities available-for-sale as of December 31, 2000 with maturity dates from January 1, 2001 through October 17, 2007, are as follows:

                                                AMORTIZED      UNREALIZED
                                                  COST       GAINS (LOSSES)   FAIR VALUE
                                               -----------   --------------   -----------
US government and municipal obligations......  $29,700,805      $163,644      $29,864,449
Foreign government obligations...............    1,027,063        27,342        1,054,405
Corporate bonds and notes....................   24,186,700       (55,827)      24,130,873
                                               -----------      --------      -----------
                                                54,914,568       135,159       55,049,727
Less: Cash equivalents.......................    2,523,565            --        2,523,565
                                               -----------      --------      -----------
Available-for-sale marketable securities.....  $52,391,003      $135,159      $52,526,162
                                               ===========      ========      ===========

(3) ACQUISITIONS

  (a) EMPIRE TECHNOLOGIES, INC.

     On October 29, 1999, the Company issued 815,248 shares of common stock for all of the issued and outstanding shares of Empire Technologies, Inc. (Empire) in a transaction accounted for as a pooling of interests. Accordingly, all prior-period financial statements presented have been restated as required by Accounting Principles Board (APB) Opinion No. 16, Accounting for Business Combinations. All intercompany transactions have been eliminated as a part of the restatement.

     As a part of the transaction, the Company incurred direct, acquisition-related charges of approximately $551,000. All of such costs were expensed upon the completion of the Empire acquisition. Also, as part of the transaction, the Company assumed an obligation related to Empire's existing stock appreciation rights plan. Pursuant to the terms of the only grant under this plan, the Company settled this obligation in cash within 30 days of closing. The expense relating to the grant was recognized from the date of grant through the date of settlement. During the year ended December 31, 1999, the Company incurred approximately $2,491,000 of stock-based compensation expense related to this stock appreciation rights plan.

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

                          CONCORD COMMUNICATIONS, INC.

     As part of the transaction, Company incurred direct, acquisition-related charges of approximately $4.3 million, primarily consisting of investment banking fees of $3.6 million and legal and accounting fees of $700,000. All of such costs were expensed in fiscal 2000 upon the completion of the FirstSense acquisition.

     Separate and combined results of the Company, Empire and FirstSense during the periods preceding the merger were as follows:

                                                                      ELIMINATIONS AND
                               CONCORD       EMPIRE     FIRSTSENSE      ADJUSTMENTS       COMBINED
                             -----------   ----------   -----------   ----------------   -----------
1999
Net revenues...............  $64,762,253   $2,713,962   $ 1,562,240     $  (218,009)     $68,820,446
Net incomes (loss)
  applicable to common
  stockholders.............   12,434,597      471,655    (8,101,318)      1,265,137        6,070,071

     Intercompany eliminations represent transactions among the companies prior to the combinations. As discussed in Note 7, the Company made an adjustment to prior period results, in accordance with APB No. 16, to reflect changes to the valuation reserve at FirstSense related to its deferred tax assets.

(4) LINE OF CREDIT, TERM LOAN AND SUBORDINATED DEBENTURE

     Prior to the Company's acquisition of FirstSense, FirstSense had a subordinated debt agreement with another lender in July 1999. Under the terms of this agreement, FirstSense borrowed $3,000,000 in 1999. FirstSense also granted the lender a warrant to purchase its Series B Preferred Stock. FirstSense allocated $357,486 to the value of the warrant, based on the relative fair value of the subordinated note and warrant at the date of issuance. FirstSense was amortizing the resulting original issuance discount over the life of the subordinated note. As of December 31, 1999, the unamortized original issue discount was $297,984. Immediately following the acquisition, the Company repaid all amounts due under this agreement; upon the early extinguishment of this debt, the Company recorded an extraordinary loss of approximately $216,000, net of related tax benefit of approximately $72,000 in fiscal 2000.

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

(5) STOCK OPTION PLANS

  (a) EMPLOYEE STOCK PURCHASE PLANS

     In July 1997, the Board of Directors adopted the 1997 Employee Stock Purchase Plan (the ESPP Plan). The Company has reserved 350,000 of its shares of common stock for issuance under the ESPP Plan. Eligible employees may purchase shares at 85% of the lower of average market price at the beginning or ending date of each ESPP Plan payment period, as defined. During the years ended December 31, 2001 and 2000, 232,441 and 80,788 shares were issued under the ESPP Plan. As of December 31, 2001, 121 shares are available for future issuance under the ESPP Plan.

     In October 2001, the Board of Directors adopted the 2001 Non-Executive Employee Stock Purchase Plan (the NEESPP Plan). The Company has reserved 500,000 of its shares for issuance under the NEESPP Plan. Eligible employees may purchase shares at 85% of the lower of average market price at the beginning or ending date of each ESPP Plan payment period, as defined. Officers and directors are not eligible employees under the NEESPP Plan. No shares have been issued under this plan as of December 31, 2001 and 500,000 shares are available for future issuance under the NEESPP Plan. At the next annual meeting of stockholders

                          CONCORD COMMUNICATIONS, INC.

of the Company, to be held on April 24, 2002, the Board of Directors is seeking approval by the stockholders of the Company of its adoption of the NEESPP Plan.

  (b) STOCK OPTION PLANS

     The Company's 1995 Stock Option Plan (the 1995 Plan) has been terminated; however, options issued under the 1995 Plan remain outstanding. The 1995 Plan provided for the granting of both incentive stock options and nonqualified stock options.

     In July 1997, the Board of Directors adopted the 1997 Stock Plan (the 1997
Plan), as amended, which permits granting of incentive and non-qualified stock options as well as other stock rights to employees, officers, or consultants of the Company and its subsidiaries at prices determined by the Board of Directors. The 1997 Plan also permits direct purchases of stock by individuals also at prices determined by the Board of Directors. Options become exercisable as determined by the Board of Directors and expire up to 5 to 10 years from the date of grant. The number of shares of common stock subject to issuance under the 1997 Plan is 3,250,000. At December 31, 2001, 203,749 shares are available for future grant under the 1997 Plan.

     In July 1997, the Board of Directors adopted the 1997 Non-employee Director Stock Option Plan (the 1997 Director Plan), as amended. The 1997 Director Plan provides for the granting of nonqualified stock options to members of the Board of Directors who are not employees or officers of the Company. Options generally vest over four years and expire up to 10 years from the date of grant. The number of shares of common stock subject to issuance under the 1997 Director Plan is 130,000. At December 31, 2001, 32,500 shares of common stock are available for future grant under the 1997 Director Plan. In February 2002, the Board of Directors adopted an amendment to the 1997 Director Plan increasing the number of shares of common stock available for future grant thereunder by 200,000 to 330,000. At the next annual meeting of stockholders of the Company, to be held on April 24, 2002, the Board of Directors is seeking approval by the stockholders of the Company of its adoption of the amendment to the 1997 Director Plan.

     In March 2000, the Board of Directors adopted the 2000 Non-Executive Employee Equity Incentive Plan (the 2000 Equity Incentive Plan). The 2000 Equity Incentive Plan provides for the granting of nonqualified stock options, stock bonuses, stock appreciation rights and other stock based awards to employees of Concord who are not officers or directors of the Company. To date, only stock options have been awarded under this plan. Options become exercisable as determined by the Board of Directors and expire up to 10 years from the date of grant. The number of shares of common stock reserved for issuance under the 2000 Equity Incentive Plan as of December 31, 2001 is 1,500,000. As of December 31, 2001, 457,020 shares are available for future grant under the 2000 Equity Incentive Plan. In February 2002, the Board of Directors adopted an amendment to the 2000 Equity Incentive Plan increasing the number of shares of common stock reserved for issuance thereunder by 500,000 to 2,000,000 and the number of shares of common stock available for future grant thereunder to 957,696.

     In accordance with SFAS No. 123, the Company accounts for stock-based compensation for employees under APB Opinion No. 25, Accounting for Stock Issued to Employees, using the intrinsic value method and has elected the disclosure-only alternative under SFAS No. 123 for options granted using the Black-Scholes option pricing model prescribed by SFAS No. 123.

                          CONCORD COMMUNICATIONS, INC.

     The weighted average fair value per share of options granted during 2001, 2000 and 1999 was $7.64, $11.86 and $30.51, respectively. The weighted average assumptions are as follows:

                                                              YEAR ENDED DECEMBER 31,
                                                            ---------------------------
                                                             2001      2000      1999
                                                            -------   -------   -------
Risk-free interest rate...................................       6%        6%        6%
Expected dividend yield...................................       0%        0%        0%
Expected lives............................................  7 years   7 years   7 years
Expected volatility.......................................      89%      190%       82%

     Had compensation cost for these plans been determined consistent with SFAS No. 123, the Company's net (loss) income and basic, diluted and pro forma diluted net (loss) income per common and potential common share would have been as follows:

                                                       YEAR ENDED DECEMBER 31,
                                              -----------------------------------------
                                                  2001           2000          1999
                                              ------------   ------------   -----------
Net (loss) income applicable to common
  stockholders, as reported.................  $(11,153,563)  $  1,126,296   $ 6,070,071
                                              ============   ============   ===========
Pro forma net income (unaudited)............                                $ 5,923,746
                                                                            ===========
Net (loss) income applicable to common
  stockholders, pro forma...................  $(26,112,276)  $(14,655,373)  $(6,342,246)
                                              ============   ============   ===========
Pro forma net loss (unaudited), proforma....                                $(6,488,571)
                                                                            ===========
Net (loss) income per share available to
  common stockholders, as reported:
  Basic.....................................  $      (0.67)  $       0.07   $      0.42
                                              ============   ============   ===========
  Diluted...................................  $      (0.67)  $       0.07   $      0.36
                                              ============   ============   ===========
  Pro forma diluted (unaudited).............                                $      0.35
                                                                            ===========
Net (loss) income per share available to
  common stockholders, pro forma:
  Basic.....................................  $      (1.57)  $      (0.91)  $     (0.44)
                                              ============   ============   ===========
  Diluted...................................  $      (1.57)  $      (0.88)  $     (0.44)
                                              ============   ============   ===========
  Pro forma diluted (unaudited).............                                $     (0.45)
                                                                            ===========

                          CONCORD COMMUNICATIONS, INC.

     The following table summarizes information about options outstanding and exercisable at December 31, 2001:

                               OPTIONS OUTSTANDING                     OPTIONS EXERCISABLE
                 -----------------------------------------------   ----------------------------
                                   WEIGHTED
                                   AVERAGE           WEIGHTED                       WEIGHTED
                  NUMBER OF       REMAINING          AVERAGE         NUMBER         AVERAGE
   RANGE OF        SHARES      CONTRACTUAL LIFE   EXERCISE PRICE    OF SHARES    EXERCISE PRICE
EXERCISE PRICE   OUTSTANDING      (IN YEARS)        PER SHARE      OUTSTANDING     PER SHARE
--------------   -----------   ----------------   --------------   -----------   --------------
$  0.10 - 4.10      124,430          3.75             $ 1.99          116,857        $ 1.99
   4.53 - 6.69      727,320          5.45               6.60          172,653          6.59
   6.81 - 9.34      412,375          6.69               8.65           10,629          7.75
  9.35 - 13.05      700,811          5.70              12.81               --            --
 13.19 - 21.56      488,465          5.37              18.58          243,049         19.24
 21.63 - 34.00      483,738          5.66              25.33          266,449         24.91
 34.13 - 52.63    1,192,561          5.49              43.27          711,316         44.04
 53.00 - 64.25       25,000          5.50              58.27           16,231         58.30
                  ---------                           ------        ---------        ------
                  4,154,700                           $22.15        1,537,184        $29.30
                  =========                           ======        =========        ======

     The following table summarizes the activity under the stock options plans for the three-year period ended December 31, 2001:

                                                                               WEIGHTED
                                                                                AVERAGE
                                                     NUMBER OF    PRICE PER      PRICE
                                                      SHARES        SHARE      PER SHARE
                                                     ---------   -----------   ---------
Outstanding at December 31, 1998...................  1,846,179   $0.10-56.75    $ 9.87
  Granted..........................................  1,907,624    1.66-64.25     41.37
  Exercised........................................   (538,648)   0.10-44.38      3.79
  Terminated.......................................   (112,971)   0.10-58.25     24.07
                                                     ---------   -----------    ------
Outstanding at December 31, 1999...................  3,102,184   $0.10-64.25    $29.78
  Granted..........................................  1,751,065    4.99-53.81     17.50
  Exercised........................................   (394,635)   0.10-36.38      3.53
  Terminated.......................................   (878,616)   0.10-62.81     33.07
                                                     ---------   -----------    ------
Outstanding at December 31, 2000...................  3,579,998   $0.10-64.25    $25.92
  Granted..........................................  1,263,761    5.38-18.49     11.37
  Exercised........................................   (113,808)   0.10-17.38      4.03
  Terminated.......................................   (575,251)   0.67-64.25     25.42
                                                     ---------   -----------    ------
Outstanding at December 31, 2001...................  4,154,700   $0.10-64.25    $22.15
                                                     =========   ===========    ======
Exercisable at December 31, 2001...................  1,537,184   $0.10-64.25    $29.30
                                                     =========   ===========    ======
Exercisable at December 31, 2000...................    970,982   $0.10-64.25    $30.51
                                                     =========   ===========    ======
Exercisable at December 31, 1999...................    455,364   $0.10-56.75    $10.74
                                                     =========   ===========    ======

     Prior to the Company's acquisition of FirstSense, FirstSense recorded deferred compensation of $150,274 and $3,417,025 in 2000 and 1999 respectively, representing the difference between the exercise price of stock options granted and the estimated fair market value of the underlying common stock at the date of grant. The

                          CONCORD COMMUNICATIONS, INC.

difference was recorded as deferred compensation and is being amortized over the vesting period of applicable options, typically four years. Including amounts applicable to prior Company grants, the Company amortized $319,834, $812,333 and $547,170 of deferred compensation during the years ended December 31, 2001, 2000 and 1999, respectively.

     The amortization of deferred compensation is recorded as an operating expense. Additionally, the Company reversed $948,499 and $1,235,581 of deferred compensation in 2001 and 2000 due to the forfeiture of unvested stock options upon the termination of certain employees.

     The exercise price of all other options outstanding represents the fair market value per share of common stock as of the date of grant.

(6) REDEEMABLE CONVERTIBLE PREFERRED STOCK

     Prior to the combination with the Company, FirstSense had issued Series A Redeemable Convertible Preferred Stock and Series B Redeemable Convertible Preferred Stock. Concurrent with the acquisition of FirstSense by the Company (Note 3), the Preferred Stockholders converted all of such shares into FirstSense common stock; such common stock was then exchanged for 1,252,616 shares of the Company's common stock.

(7) INCOME TAXES

     The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. This standard requires, among other things, recognition of future tax effects, measured by enacted tax rates, attributable to deductible temporary differences between the financial statement and income tax bases of assets and liabilities.

     The approximate income tax effects of these temporary differences, net operating loss and tax credit carryforwards are as follows:

                                                           DECEMBER 31,   DECEMBER 31,
                                                               2001           2000
                                                           ------------   ------------
Net operating loss and federal tax credit
  carryforwards..........................................  $ 14,108,000   $  9,111,000
Accruals not yet deductible for tax purposes.............     2,401,000      2,157,000
Depreciation.............................................       964,000        195,000
Deferred revenue.........................................     2,883,000      1,716,000
Capitalized research and development expenses............     1,499,000      1,696,000
Other....................................................        39,000         39,000
Valuation allowance......................................   (18,394,000)   (11,414,000)
                                                           ------------   ------------
                                                           $  3,500,000   $  3,500,000
                                                           ============   ============

     The Company has available net operating loss carryforwards of approximately $28,316,000 and federal research and development tax credit carryforwards of approximately $2,782,000 as of December 31, 2001 to

                          CONCORD COMMUNICATIONS, INC.

reduce future income tax liabilities. These carryforwards are subject to review and possible adjustment by the appropriate taxing authorities and expire from 2002 through 2021 as follows:

                                                                              RESEARCH AND
                                                                               DEVELOPMENT
                                                         NET OPERATING LOSS    TAX CREDIT
FISCAL YEAR                                                CARRYFORWARDS      CARRYFORWARDS
-----------                                              ------------------   -------------
2002-2006..............................................     $   798,000        $  149,000
2007-2012..............................................       3,758,000           351,000
2013-2021..............................................      23,760,000         2,282,000
                                                            -----------        ----------
                                                            $28,316,000        $2,782,000
                                                            ===========        ==========

     Pursuant to the Tax Reform Act of 1986, the utilization of net operating loss (NOL) carryforwards for tax purposes may be subject to an annual limitation if a cumulative change of ownership of more than 50% occurs over a three-year period. At December 31, 2001, the utilization of approximately $2,309,000 of the Company's NOL carryforwards are restricted to $330,000 per year as a result of an ownership change that occurred in 1995. In addition, the utilization of approximately $15,663,000 of NOL carryforwards that were acquired as a result of the FirstSense acquisition is also restricted as a result of a prior ownership change of FirstSense. Utilization of the FirstSense NOL carryforwards is limited to $4.3 million per year.

     The Company has deferred tax assets of approximately $21,894,000, the largest component of which represents NOL carryforwards and research and development credits. The Company has partially reserved for these deferred tax assets by recording a valuation allowance of $18,394,000. The resulting net deferred tax asset is based on the Company's estimate of NOL carryforwards it expects to use in the next two years; all other tax assets have been fully reserved. Pursuant to paragraphs 20 to 25 of SFAS No. 109, the Company considered both positive and negative evidence in assessing the need for a valuation allowance at December 31, 2000 and 2001. The factors that weighed most heavily on the Company's decision to record a valuation allowance were (i) the substantial restrictions on the use of certain of its existing NOL and credit carryforwards and (ii) the uncertainty of future profitability. In addition, the Company is subject to rapid technological change, competition from substantially larger competitors, a limited family of products and other related risks, as more thoroughly described in the "Factors That Could Affect Future Results" section of the Company's Form 10-K for the year ended December 31, 2001. As a result, the Company found the evidence described above to be the most reliable objective evidence available in determining that a valuation allowance against its tax assets would be necessary.

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

     As of December 31, 2001, the Company's NOL deferred tax asset includes approximately $2,336,000 pertaining to the benefit associated with the exercise and subsequent disqualifying disposition of incentive stock options by the Company's employees. When and if the Company realizes this asset, the resulting change in the valuation allowance will be credited directly to additional paid-in capital, pursuant to the provisions of SFAS No. 109.

     During each of the years ended December 31, 2000 and 1999, the Company received a tax benefit of approximately $469,000 and $4.9 million, respectively, pursuant to the exercise of employee stock options. The Company recorded this benefit as a component of additional paid-in capital. As a result of the loss from

                          CONCORD COMMUNICATIONS, INC.

operations, the Company did not record a tax benefit related to the exercise of employee stock options during the year ended December 31, 2001.

     The components of the Company's tax provision (benefit) is as follows:

                                                         YEAR ENDED DECEMBER 31,
                                                    ----------------------------------
                                                      2001       2000         1999
                                                    --------   ---------   -----------
Current
  Federal.........................................  $     --   $ 730,000   $ 4,194,500
  State...........................................    45,000     145,000     1,398,203
  Foreign.........................................   401,293          --            --
                                                    --------   ---------   -----------
     Total current................................   446,293     875,000     5,592,703
                                                    --------   ---------   -----------
Deferred
  Federal.........................................        --    (375,000)     (980,404)
  State...........................................        --    (125,000)     (326,790)
                                                    --------   ---------   -----------
     Total deferred...............................        --    (500,000)   (1,307,194)
                                                    --------   ---------   -----------
                                                    --------   ---------   -----------
Total income tax provision........................  $446,293   $ 375,000   $ 4,285,509
                                                    ========   =========   ===========

     A reconciliation of the statutory federal tax rate to the Company's effective rate is as follows:

                                                               YEAR ENDED DECEMBER 31,
                                                              -------------------------
                                                               2001      2000     1999
                                                              ------    ------    -----
Statutory rate..............................................  (34.0)%    34.0%    34.0%
State tax rate, net of federal benefit......................   (6.1)      4.7      4.6
Foreign earnings taxed at different rates...................    3.1        --       --
Research and development tax credits........................     --     (76.3)    (6.3)
Benefit associated with the Extraterritorial Income
  Exclusion/foreign sales corporation.......................   (4.7)    (18.7)    (1.3)
Untaxed S-Corporation earnings..............................     --        --     (3.5)
Non-deductible meals and entertainment......................    2.1       8.7      2.3
Non-deductible transaction costs............................     --      81.1      5.2
Change in valuation allowance...............................   43.7     (15.7)    (5.1)
Other.......................................................     --       7.2     11.0
                                                              -----     -----     ----
                                                                4.1%     25.0%    40.9%
                                                              =====     =====     ====

                          CONCORD COMMUNICATIONS, INC.

(8) COMMITMENTS AND CONTINGENCIES

  (a) LEASES

     The Company leases its facilities and certain equipment under lease agreements expiring through June 2007. The Company's remaining lease commitments for all leased facilities and equipment with an initial or remaining term of at least one year as of December 31, 2001 are as follows:

                                                                 AMOUNT
                                                               -----------
2002........................................................   $ 3,722,658
2003........................................................     3,600,902
2004........................................................     3,372,370
2005........................................................     3,237,537
2006........................................................     2,040,301
2007........................................................       422,260
                                                               -----------
                                                               $16,396,028
                                                               ===========

     Rent expense was approximately $4.4 million, $2.8 million and $2.6 million for the years ended December 31, 2001, 2000 and 1999, respectively. Certain operating leases are subject to cost escalations with the lease expense being recorded on a straight-line basis and the difference being reflected as an accrued liability. As of December 31, 2001 and 2000, this deferred rent liability was $1,287,466 and $1,139,231, respectively.

  (b) ROYALTIES

     The Company has entered into several software license agreements that provide the Company with exclusive worldwide licenses to distribute or utilize certain patented computer software. The Company is required to pay royalties on all related sales. Under one software license agreement, as amended, the Company was obligated to make minimum quarterly royalty payments from 2000 through 2002. The minimum payments are noncancelable and nonrefundable, but any minimum payments in excess of amounts due for actual license sales in any quarter may be used as a credit against future royalty fees in excess of the specified minimum payments. Royalty expense under royalty agreements was approximately $440,000, $300,000 and $1.0 million for the years ended December 31, 2001, 2000 and 1999, respectively.

  (c) LEGAL PROCEEDINGS

     From time to time, the Company may be exposed to litigation relating to its products and operations. The Company is not engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on the Company's financial conditions or results of operations.

                          CONCORD COMMUNICATIONS, INC.

(9) ACCRUED EXPENSES

     Accrued expenses consist of the following:

                                                             DECEMBER 31,   DECEMBER 31,
                                                                 2001           2000
                                                             ------------   ------------
Payroll and payroll-related................................  $ 5,519,013    $ 4,430,328
Deferred rent..............................................    1,287,466      1,139,231
Sales and marketing related................................    2,078,957        644,611
Taxes payable..............................................      691,007        438,696
Travel expenses............................................      661,044        581,979
Other......................................................    3,041,338      3,694,076
                                                             -----------    -----------
                                                             $13,278,825    $10,928,921
                                                             ===========    ===========

(10) EMPLOYEE BENEFIT PLAN

     The Company maintains an employee benefit plan under Section 401(k) of the Internal Revenue Code covering all eligible employees, as defined. The Plan allows for employees to defer a portion of their salary up to 15% of pretax compensation. The Company made a discretionary matching contribution up to a maximum of 2% of employee salaries for a total of $695,000 in 2001, which was primarily contributed during 2001. The Company accrued a $200,000 discretionary contribution to the plan in 2000, which was paid in 2001; no such contributions were made in 1999.

(11) VALUATION AND QUALIFYING ACCOUNTS

     The following table sets forth activity in the Company's accounts receivable reserve account:

                                         BALANCE AT
                                         BEGINNING    CHARGES TO               BALANCE AT
                                          OF YEAR      EXPENSE     WRITEOFFS   END OF YEAR
                                         ----------   ----------   ---------   -----------
1999...................................  $  463,060    $508,430    $      --   $  971,490
2000...................................  $  971,490    $756,000    $(201,525)  $1,525,965
2001...................................  $1,525,965    $711,296    $(827,426)  $1,409,835

(12) SEGMENT REPORTING AND INTERNATIONAL INFORMATION

     The Company follows the provisions of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS No. 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions on how to allocate resources and assess performance. The Company's chief decision-making group, as defined under SFAS No. 131, is the Executive Management Committee, which is comprised of the President and Chief Executive Officer, the Executive Vice President of Business Services and Chief Financial Officer, the Executive Vice President of Business Development, the Executive Vice President of Engineering and Chief Technology Officer, the Executive Vice President of Worldwide Sales and Technical Services, and the Executive Vice President of Marketing. The Company records revenue by geographic segment based on the location of each of the Company's sales offices.

                          CONCORD COMMUNICATIONS, INC.

     The following table presents the revenue by major geographical regions (in thousands):

                                                            YEAR ENDED DECEMBER 31,
                                                          ---------------------------
                                                           2001      2000      1999
                                                          -------   -------   -------
United States...........................................  $54,746   $62,015   $54,924
Europe..................................................   20,142    17,290     9,084
Rest of the world.......................................   13,090    12,179     4,812
                                                          -------   -------   -------
Total...................................................  $87,978   $91,484   $68,820
                                                          =======   =======   =======

     No one country, except the United States, accounted for greater than 10% of total revenues in the years ended December 31, 2001, 2000 or 1999. Substantially all of the Company's assets are located in the United States.

     The Company's reportable segments are determined by customer type: managed service providers/ telecommunication carriers (MSP/TC) and enterprise. The accounting policies of the segments are the same as those described in Note 1. The Executive Management Committee evaluates segment performance based on revenue. Accordingly, all expenses are considered corporate level activities and are not allocated to segments. Also, the Executive Management Committee does not assign assets to these segments.

     The following table presents the revenue by reportable segment (in thousands):

                                                            YEAR ENDED DECEMBER 31,
                                                          ---------------------------
                                                           2001      2000      1999
                                                          -------   -------   -------
MSP/TC..................................................  $39,182   $40,219   $18,620
Enterprise..............................................   48,796    51,265    50,200
                                                          -------   -------   -------
Total...................................................  $87,978   $91,484   $68,820
                                                          =======   =======   =======

(13) ASSET IMPAIRMENT CHARGE

     The Company acquired a $3 million equity interest in Broadband Investment Group (Broadband) in September 2000 in exchange for the Company's products and services. In November 2000, Broadband publicly announced that it was ceasing operations and liquidating its remaining assets following its inability to raise additional capital due to unfavorable market conditions. As a result, the Company recorded a charge for approximately $2.3 million to write off its investment in Broadband. The remainder of the carrying value of Broadband's investments was reversed against related deferred revenue for services not yet rendered.

(14) SUPPLEMENTAL FINANCIAL DISCLOSURE

                                                  Q1-01      Q2-01      Q3-01      Q4-01
                                                 --------   --------   --------   --------
                                                 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                                                (UNAUDITED)
Revenue........................................  $20,431    $21,614    $21,840    $24,093
Gross profit...................................   15,470     17,218     17,737     19,737
Net (loss) income..............................   (5,365)    (3,446)    (2,371)        28
Per common and potential common share:
  Basic net (loss) income......................  $ (0.32)   $ (0.21)   $ (0.14)   $    --
  Diluted net (loss) income....................  $ (0.32)   $ (0.21)   $ (0.14)   $    --
Shares used in computing basic net (loss)
  income per share.............................   16,561     16,672     16,700     16,798
Shares used in computing diluted net (loss)
  income per share.............................   16,561     16,672     16,700     17,579

                          CONCORD COMMUNICATIONS, INC.

                                                  Q1-00      Q2-00      Q3-00      Q4-00
                                                 --------   --------   --------   --------
                                                 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                                                (UNAUDITED)
Revenue........................................  $19,268    $22,810    $23,389    $26,016
Gross profit...................................   16,842     20,165     19,506     21,800
(Loss) income before extraordinary items.......   (1,495)     2,450        909       (513)
Net (loss) income..............................   (1,711)     2,450        909       (513)

Per common and potential common share:
  Basic (loss) income before extraordinary
     items.....................................  $ (0.10)   $  0.15    $  0.06    $ (0.03)
  Diluted (loss) income before extraordinary
     items.....................................  $ (0.10)   $  0.15    $  0.05    $ (0.03)
  Basic net (loss) income......................  $ (0.11)   $  0.15    $  0.06    $ (0.03)
  Diluted net (loss) income....................  $ (0.11)   $  0.15    $  0.05    $ (0.03)
Shares used in computing basic net (loss)
  income per share.............................   15,437     16,286     16,358     16,494
Shares used in computing diluted net (loss)
  income per share.............................   15,437     16,741     16,781     16,494

                          CONCORD COMMUNICATIONS, INC.

                          FORM 10-K, DECEMBER 31, 2001

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 8th day of March 2002.

                                          CONCORD COMMUNICATIONS, INC.

                                                  /s/ MELISSA H. CRUZ
                                          --------------------------------------
                                          Name: Melissa H. Cruz
                                          Title:  Executive Vice President,
                                                  Business Services
                                              Chief Financial Officer and
                                                  Treasurer
                                              (Principal Financial and
                                              Accounting Officer)

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

                    SIGNATURE                                      TITLE                       DATE
                    ---------                                      -----                       ----

               /s/ JOHN A. BLAESER                   Chief Executive Officer, President    March 8, 2002
 ------------------------------------------------    and Director (Principal Executive
                 John A. Blaeser                                  Officer)


               /s/ MELISSA H. CRUZ                   Executive Vice President, Business    March 8, 2002
 ------------------------------------------------    Services, Chief Financial Officer
                 Melissa H. Cruz                         and Treasurer, (Principal
                                                     Financial and Accounting Officer)


           /s/ FREDERICK W.W. BOLANDER                            Director                 March 8, 2002
 ------------------------------------------------
             Frederick W.W. Bolander


            /s/ RICHARD M. BURNES, JR.                            Director                 March 8, 2002
 ------------------------------------------------
              Richard M. Burnes, Jr.


                 /s/ DEEPAK KAMRA                                 Director                 March 8, 2002
 ------------------------------------------------
                   Deepak Kamra


             /s/ ROBERT M. WADSWORTH                              Director                 March 8, 2002
 ------------------------------------------------
               Robert M. Wadsworth

                                 EXHIBIT INDEX

     The following designated exhibits are either filed herewith or, where information is provided under the SEC Document Reference heading corresponding to such exhibit, incorporated by reference to such filing

EXHIBIT
  NO.                    DESCRIPTION                          SEC DOCUMENT REFERENCE
-------                  -----------                          ----------------------
  3.01    Restated Articles of Organization of the   Exhibit No. 3.01 on Form 10-K, for the
          Company                                    period ended December 31, 1997
  3.02    Restated By-laws of the Company            Exhibit No. 3.02 on Form 10-K, for the
                                                     period ended December 31, 1998
 10.01    Working Capital Loan Agreement between     Exhibit No. 10.01 to Registration
          the Company and Silicon Valley Bank dated  Statement on Form S-1 (No. 333-33227)
          April 3, 1997
 10.02    Revolving Promissory Note made by the      Exhibit No. 10.02 to Registration
          Company in favor of Silicon Valley Bank    Statement on Form S-1 (No. 333-33227)
 10.03    Equipment Line of Credit Letter Agreement  Exhibit No. 10.03 to Registration
          between the Company and Fleet Bank dated   Statement on Form S-1 (No. 333-33227)
          as of June 9, 1997
 10.04    1995 Stock Plan of the Company             Exhibit No. 10.04 to Registration
                                                     Statement on Form S-1 (No. 333-33227)
 10.05    1997 Stock Plan of the Company             Exhibit No. 10.01 on Form 10-Q, for the
                                                     period ended June 30, 1998
 10.06    1997 Stock Plan of the Company, as         Exhibit No. 10.06 on Form 10-K, for the
          amended on March 12, 1998, March 1, 1999,  period ended December 31, 2000
          May 15, 1999 and March 8, 2000
 10.07    1997 Employee Stock Purchase Plan of the   Exhibit No. 10.06 to Registration
          Company                                    Statement on Form S-1 (No. 333-33227)
*10.08    1997 Non-Employee Director Stock Option
          Plan as amended on March 8, 2000 and
          April 25, 2001
 10.09    The Profit Sharing/401(K) Plan of the      Exhibit No. 10.08 to Registration
          Company                                    Statement on Form S-1 (No. 333-33227)
 10.10    Lease Agreement between the Company and    Exhibit No. 10.09 to Registration
          John Hancock Mutual Life Insurance         Statement on Form S-1 (No. 333-33227)
          Company dated March 17, 1994, as amended
          on March 25, 1997
 10.11    First Amendment to Lease Agreement         Exhibit No. 10.10 to Registration
          between the Company and John Hancock       Statement on Form S-1 (No. 333-33227)
          Mutual Life Insurance Company dated March
          25, 1997
 10.12    Form of Indemnification Agreement for      Exhibit No. 10.11 to Registration
          directors and officers of the Company      Statement on Form S-1 (No. 333-33227)
 10.13    Restated Common Stock Registration Rights  Exhibit No. 10.12 to Registration
          Agreement between the Company and certain  Statement on Form S-1 (No. 333-33227)
          investors dated August 7, 1986
 10.14    Amended and Restated Registration Rights   Exhibit No. 10.13 to Registration
          Agreement between the Company and certain  Statement on Form S-1 (No. 333-33227)
          investors dated December 28, 1995

EXHIBIT
  NO.                    DESCRIPTION                          SEC DOCUMENT REFERENCE
-------                  -----------                          ----------------------
 10.15    Management Change in Control Agreement     Exhibit No. 10.14 to Registration
          between the Company and John A. Blaeser    Statement on Form S-1 (No. 333-33227)
          dated as of August 7, 1997
 10.16    Management Change in Control Agreement     Exhibit No. 10.15 to Registration
          between the Company and Kevin J. Conklin   Statement on Form S-1 (No. 333-33227)
          dated as of July 23, 1997
 10.17    Management Change in Control Agreement     Exhibit No. 10.16 to Registration
          between the Company and Ferdinand Engel    Statement on Form S-1 (No. 333-33227)
          dated as of July 23, 1997
 10.18    Management Change in Control Agreement     Exhibit No. 10.17 to Registration
          between the Company and Gary E. Haroian    Statement on Form S-1 (No. 333-33227)
          dated as of July 23, 1997
 10.19    Management Change in Control Agreement     Exhibit No. 10.18 on Form 10-Q filed on
          between the Company and Melissa H. Cruz    August 14, 2000
          dated as of June 12, 2000
 10.20    Management Change in Control Agreement     Exhibit No. 10.18 to Registration
          between the Company and Daniel D.          Statement on Form S-1 (No. 333-33227)
          Phillips, Jr. dated as of July 23, 1997
 10.21    Stock Option Agreement dated January 1,    Exhibit No. 10.19 to Registration
          1996 between the Company and John A.       Statement on Form S-1 (No. 333-33227)
          Blaeser
 10.22    Stock Option Agreement dated January 1,    Exhibit No. 10.20 to Registration
          1996 between the Company and John A.       Statement on Form S-1 (No. 333-33227)
          Blaeser
 10.23    Letter Agreement between the Company and   Exhibit No. 10.21 to Registration
          Silicon Valley Bank dated March 25, 1996   Statement on Form S-1 (No. 333-33227)
          together with the Loan Modification
          Agreement dated November 14, 1996
 10.24    Form of Shrink-Wrap License                Exhibit No. 10.22 to Registration
                                                     Statement on Form S-1 (No. 333-33227)
 10.25    Agreement and Plan of Reorganization       Exhibit No. 2.1 on Form 8-K filed on
          dated as of October 19, 1999 by and among  November 12, 1999
          Concord Communications, Inc., E
          Acquisition Corp., Empire Technologies,
          Inc. and the stockholders of Empire
          Technologies, Inc.
 10.26    Agreement and Plan of Reorganization       Exhibit No. 2.1 on Form 8-K filed on
          dated as of January 20, 2000 by and among  February 10, 2000
          Concord Communications, Inc., F
          Acquisition Corp., and FirstSense
          Software, Inc.
 10.27    Registration Rights Agreement dated as of  Exhibit No. 99.1 on Form 8-K filed on
          February 4, 2000 by and among Concord      February 10, 2000
          Communications, Inc. and Timothy Barrows,
          as Securityholder Agent
 10.28    2000 Non-Executive Employee Equity         Exhibit 10.28 on Form 10-K, for the
          Incentive Plan                             period ended December 31, 2000
 10.29    Management Change in Control Agreement     Exhibit No. 10.29 on Form 10-Q filed on
          between the Company and Ellen Kokos dated  May 9, 2001
          as of February 2, 2001

EXHIBIT
  NO.                    DESCRIPTION                          SEC DOCUMENT REFERENCE
-------                  -----------                          ----------------------
 10.30    Management Change in Control Agreement     Exhibit No. 10.30 on Form 10-Q filed July
          between the Company and John F. Hamilton   31, 2001
          dated as of April 16, 2001
 10.31    2001 Non-Executive Employee Stock          Exhibit No. 10.31 on Form 10-Q filed on
          Purchase Plan                              November 5, 2001
*21.01    Subsidiaries of the Company
*23.01    Consent of Arthur Andersen LLP
*23.02    Consent of KPMG LLP

---------------

* filed herewith