Form 10-Q
period 2002-03-31
CONCORD COMMUNICATIONS INC
filed 2002-04-23
CIK 915290

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934. For the quarterly period ended March 31, 2002.

                                       OR

[ ] TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934.
    For the  transition  period from  ____________  to _____________

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

                               YES X       NO

16,974,508 SHARES OF THE REGISTRANT'S COMMON STOCK, $0.01 PAR VALUE, WERE OUTSTANDING AS OF APRIL 22, 2002.

                        THIS DOCUMENT CONTAINS 28 PAGES.

                          CONCORD COMMUNICATIONS, INC.

                            FORM 10-Q, MARCH 31, 2002

                                    CONTENTS

Item Number                                                                    Page
                          PART I: FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements
          Condensed Consolidated Balance Sheets:
          March 31, 2002 and December 31, 2001                                   3
          Condensed Consolidated Statements of
          Operations: Three months ended March 31,
          2002 and March 31, 2001                                                4
          Condensed Consolidated Statements of Cash Flows:
          Three months ended March 31, 2002 and March 31, 2001                   5
          Notes to Condensed Consolidated Financial Statements                 6-9

Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                10-24

Item 3. Quantitative and Qualitative Disclosures about Market Risk              25

                          PART II: OTHER INFORMATION

Item 1. Legal Proceedings                                                       26

Item 2. Changes in Securities and Use of Proceeds                               26

Item 3. Defaults Upon Senior Securities                                         26

Item 4. Submission of Matters to a Vote of Security Holders                     27

Item 5. Other Information                                                       27

Item 6. Exhibits and Reports on Form 8-K                                        27

SIGNATURE                                                                       28

                          PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                          CONCORD COMMUNICATIONS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                       MARCH 31,         DECEMBER 31,
                                                                         2002               2001
                                                                    -------------       -------------
ASSETS
Current Assets:
    Cash and cash equivalents ................................      $  12,481,104       $   9,010,811
    Marketable securities ....................................         58,595,503          59,333,068
    Accounts receivable, net of allowance of $1,642,377 and
      $1,409,835 at March 31, 2002 and December 31, 2001,
     respectively ............................................         16,337,725          16,537,131
    Prepaid expenses and other current assets ................          3,405,409           3,057,797
                                                                    -------------       -------------
        Total current assets .................................         90,819,741          87,938,807
                                                                    -------------       -------------
Equipment and Improvements, at cost:
    Equipment ................................................         20,420,402          19,636,704
    Leasehold improvements ...................................          6,017,789           5,956,710
                                                                    -------------       -------------
                                                                       26,438,191          25,593,414
    Less-- Accumulated depreciation and amortization..........         16,313,341          14,798,688
                                                                    -------------       -------------
                                                                       10,124,850          10,794,726
                                                                    -------------       -------------
Deferred Tax Asset............................................          3,500,000           3,500,000
Other Long-Term Assets........................................            268,692             246,655
                                                                    -------------       -------------
        Total long-term assets ...............................          3,768,692           3,746,655
                                                                    -------------       -------------
                                                                    $ 104,713,283       $ 102,480,188
                                                                    =============       =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Accounts payable .........................................      $   3,511,493       $   3,553,417
    Accrued expenses..........................................         13,843,588          13,278,825
    Deferred revenue..........................................         23,879,326          22,141,078
                                                                    -------------       -------------
        Total current liabilities ............................         41,234,407          38,973,320
                                                                    -------------       -------------
Stockholders' Equity:
    Common stock, $0.01 par value:
       Authorized -- 50,000,000 shares
     Issued and outstanding-- 16,964,743 and 16,901,193
     shares at March 31, 2002 and December 31, 2001,
     respectively.............................................            169,647             169,012
    Additional paid-in capital ...............................         96,895,095          96,365,287
    Deferred compensation ....................................           (173,608)           (241,547)
    Accumulated other comprehensive income ...................            776,616           1,892,264
    Accumulated deficit ......................................        (34,188,874)        (34,678,148)
                                                                    -------------       -------------
        Total stockholders' equity ...........................         63,478,876          63,506,868
                                                                    -------------       -------------
                                                                    $ 104,713,283       $ 102,480,188
                                                                    =============       =============

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                          CONCORD COMMUNICATIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                            THREE MONTHS ENDED
                                                                      -------------------------------
                                                                        MARCH 31,          MARCH 31,
                                                                          2002               2001
                                                                      ------------       ------------
Revenues:
     License revenues ..........................................      $ 14,060,607       $ 13,070,834
     Service revenues ..........................................        10,176,605          7,364,499
                                                                      ------------       ------------
          Total revenues .......................................        24,237,212         20,435,333
                                                                      ------------       ------------
Cost of Revenues:
     Cost of license revenues ..................................           566,431            696,387
     Cost of service revenues ..................................         3,818,658          4,269,040
                                                                      ------------       ------------
          Total cost of revenues ...............................         4,385,089          4,965,427
                                                                      ------------       ------------
         Gross profit ..........................................        19,852,123         15,469,906
                                                                      ------------       ------------
Operating Expenses:
     Research and development ..................................         5,741,467          6,404,872
     Sales and marketing .......................................        12,134,553         12,419,248
     General and administrative ................................         2,054,700          2,546,759
     Stock-based compensation ..................................            32,665            191,823
                                                                      ------------       ------------
         Total operating expenses ..............................        19,963,385         21,562,702
                                                                      ------------       ------------
               Operating loss ..................................          (111,262)        (6,092,796)
                                                                      ------------       ------------
Other Income (Expense):
      Interest income ..........................................           776,042            799,591
      Other expense ............................................           (28,449)            (6,001)
                                                                      ------------       ------------
           Total other income, net .............................           747,593            793,590
                                                                      ------------       ------------
           Income (loss) before income taxes ...................           636,331         (5,299,206)
Provision for income taxes .....................................           147,057             66,298
                                                                      ------------       ------------
Net income (loss) ..............................................      $    489,274       $ (5,365,504)
                                                                      ============       ============

Net income (loss) per common and potential common share:
     Basic .....................................................      $       0.03       $      (0.32)
                                                                      ============       ============
     Diluted ...................................................      $       0.03       $      (0.32)
                                                                      ============       ============

Weighted average common and potential common shares outstanding:
     Basic .....................................................        16,931,200         16,560,541
                                                                      ============       ============
     Diluted ...................................................        18,025,665         16,560,541
                                                                      ============       ============



              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                          CONCORD COMMUNICATIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                            THREE MONTHS ENDED
                                                                     -------------------------------
                                                                       MARCH 31,          MARCH 31,
                                                                         2002               2001
                                                                     ------------       ------------
Cash Flows from Operating Activities:
Net income (loss) .............................................      $    489,274       $ (5,365,404)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities-
     Depreciation and amortization ............................         1,514,653          1,484,999
     Stock-based compensation .................................            32,665            191,823
     Changes in current assets and liabilities:
         Accounts receivable ..................................           199,406          2,841,267
         Prepaid expenses and other currents assets ...........          (347,612)          (403,788)
         Accounts payable .....................................           (41,924)          (782,533)
         Accrued expenses .....................................            47,023            152,508
         Deferred revenue .....................................         1,738,248          1,089,040
                                                                     ------------       ------------
           Net cash provided by (used in) operating
            activities ........................................         3,631,733           (792,188)
                                                                     ------------       ------------

Cash Flows from Investing Activities:
Purchases of equipment and improvements .......................          (844,777)        (1,319,687)
Change in other assets ........................................           (22,037)            (5,555)
Investments in marketable securities ..........................        (2,107,607)        (3,072,840)
Proceeds from sales of marketable securities ..................         2,247,264          2,655,028)
                                                                     ------------       ------------
      Net cash used in investing activities ...................          (727,157)        (1,743,054)
                                                                     ------------       ------------

Cash Flows from Financing Activities:
Proceeds from issuance of common stock ........................           565,717             39,238
                                                                     ------------       ------------
      Net cash provided by financing activities ...............           565,717             39,238
                                                                     ------------       ------------

Net increase (decrease) in cash and cash equivalents ..........         3,470,293         (2,496,004)
Cash and Cash Equivalents, beginning of period ................         9,010,811         10,725,265
                                                                     ------------       ------------
Cash and Cash Equivalents, end of period ......................      $ 12,481,104       $  8,229,261
                                                                     ============       ============

Supplemental Disclosure of Cash Flow Information:
Cash paid for taxes ...........................................      $     97,100       $     40,500
                                                                     ============       ============

Supplemental Disclosure of Noncash Transactions:
Reversal of deferred compensation related to forfeitures of
     stock options ............................................      $    (35,274)      $ (1,072,709)
                                                                     ============       ============
Unrealized (loss) gain on available-for-sale securities .......      $   (597,905)      $    941,988
                                                                     ============       ============

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                          CONCORD COMMUNICATIONS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                            FORM 10-Q, MARCH 31, 2002

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of Presentation

     The accompanying condensed consolidated financial statements have been presented by Concord Communications, Inc. (the "Company") unaudited (except the balance sheet information as of December 31, 2001 which has been derived from audited financial statements) in accordance with accounting principles generally accepted in the United States for interim financial statements and with the instructions to Form 10-Q and Regulation S-X pertaining to interim financial statements. Accordingly, these interim financial statements do not include all information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial statements reflect all adjustments and accruals which management considers necessary for a fair presentation of financial position as of March 31, 2002 and December 31, 2001, and the results of operations for the three months ended March 31, 2002 and 2001. The results for the interim periods presented are not necessarily indicative of results to be expected for any future period. The financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's 2001 Annual Report on Form 10-K filed with the Securities and Exchange Commission in March 2002.

(b) Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

(c) Cash, Cash Equivalents and Marketable Securities

     The Company follows the provisions of Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company has classified its marketable securities as available-for-sale and recorded them at fair value, with the unrealized gains and losses reported as a separate component of stockholders' equity. The Company considers highly liquid investments, purchased with an original maturity of 90 days or less, to be cash equivalents. Cash and cash equivalents were $12,481,104 and $9,010,811, at March 31, 2002 and December 31, 2001, respectively and consisted of money market funds.

(d) Revenue Recognition

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

     Maintenance revenues are derived from customer support agreements generally entered into in connection with initial license sales and subsequent renewals. Maintenance and customer support fees include the right to unspecified upgrades on a when-and-if-available basis and ongoing technical support. Maintenance revenues are recognized ratably over the term of the maintenance period. Payments for maintenance fees are generally made in advance and are included in deferred revenue. As of March 31, 2002 and December 31, 2001, deferred revenue includes approximately $19.7 million and $17.1 million of deferred maintenance revenues.

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

(f) Financial Instruments, Concentration of Credit Risk and Significant
    Customers

     The Company has estimated the fair value of financial instruments using available market information and appropriate valuation methodologies. The carrying values of cash, cash equivalents, marketable securities, accounts receivable, and accounts payable approximate fair market value due to the short-term nature of these financial instruments. Financial instruments that potentially subject the Company to concentrations of credit risk are principally cash, cash equivalents, marketable securities and accounts receivable. The Company has no significant off-balance-sheet or concentration of credit risk exposure such as foreign exchange contracts, option contracts or other foreign hedging arrangements. The Company maintains its cash, cash equivalents and marketable securities with established financial institutions. Concentration of credit risk with respect to accounts receivable is limited to certain customers to whom the Company makes substantial sales. To reduce its credit risk, the Company routinely assesses the financial strength of its customers. The Company maintains an allowance for potential credit losses but historically has not experienced any significant losses related to individual customers or groups of customers in any particular industry or geographic area. No individual customer or reseller accounted for more than 10% of revenue for the three months ended March 31, 2002 or March 31, 2001. No one customer accounted for more than 10% of accounts receivable as of March 31, 2002. One customer accounted for 13.4% of accounts receivable at December 31, 2001; a total of 7.2% of the receivables from this customer was included in the Company's deferred revenue at December 31, 2001.

(g) Reclassifications

     Certain amounts in the prior period's financial statements have been reclassified to conform to the current period's presentation.


2.  BASIC AND DILUTED INCOME/LOSS PER COMMON SHARE

     The Company computes earnings per share following the provisions of SFAS No. 128, Earnings per Share. SFAS No. 128 establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. Basic net income (loss) per share is computed using the weighted-average number of common shares outstanding for a period. Diluted net income (loss) per share is computed using the weighted-average number of common and dilutive common-equivalent shares outstanding for the period. Diluted net loss per share is the same as basic net loss per share for the three months ended March 31, 2001, as the effects of potential common stock are antidilutive. Dilutive common-equivalent shares primarily consist of employee stock options. The dilutive effect of outstanding stock options is computed using the treasury stock method. For the three months ended March 31, 2002, employee stock options to purchase 1,915,772 shares were outstanding but not included in the diluted weighted-average share calculation as their effects would have been antidilutive. For the three months ended March 31, 2001, employee stock options to purchase 3,542,350 shares were outstanding but not included in the diluted weighted-average share calculation as the effect would have been antidilutive as a result of the Company's reported loss for the period.

     Calculation of the basic and diluted net income (loss) per share and potential common share are as follows:

                                                                             THREE MONTHS ENDED
                                                                       -------------------------------
                                                                         MARCH 31,         MARCH 31,
                                                                           2002              2001
                                                                       ------------      -------------
Net income (loss) applicable to common stockholders .............      $    489,274      $ (5,365,504)
                                                                       ------------      ------------
Weighted average common shares outstanding ......................        16,931,200        16,560,541
Potential common shares pursuant to stock options
                                                                          1,094,465                --
                                                                       ------------      ------------
Diluted weighted average shares .................................        18,025,665        16,560,541
                                                                       ============      ============
Basic net income (loss) per common share ........................      $       0.03      $      (0.32)
                                                                       ============      ============
Diluted net income (loss) per common and potential common share .      $       0.03      $      (0.32)
                                                                       ============      ============


3.  COMPREHENSIVE LOSS

     Comprehensive loss for the three months ended March 31, 2002 and 2001 is as follows:

                                                                           THREE MONTHS ENDED
                                                                     ------------------------------
                                                                      MARCH 31,          MARCH 31,
                                                                        2002               2001
                                                                     -----------       ------------
Net income (loss) applicable to common stockholders............      $   489,274       $(5,365,504)
Unrealized (loss) gain on marketable securities ...............         (597,908)          941,988
                                                                     -----------       -----------
Comprehensive loss ............................................      $  (108,634)      $(4,423,516)
                                                                     ===========       ===========


4.  SEGMENT REPORTING AND INTERNATIONAL INFORMATION

     The Company follows the provisions of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS No. 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate, discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions on how to allocate resources and assess performance. The Company's chief decision making group, as defined under SFAS No. 131, is the Executive Management Committee.

     The following table presents the approximate revenue by major geographical regions:

                                                           THREE MONTHS ENDED
                                                      ----------------------------
                                                        MARCH 31,        MARCH 31,
                                                          2002             2001
                                                      -----------      -----------
United States ................................        $14,696,000      $13,044,000
Europe .......................................          5,395,000        4,149,000
Rest of the World.............................          4,146,000        3,238,000
                                                      -----------      -----------
Total ........................................        $24,237,000      $20,431,000
                                                      ===========      ===========

     No one country, except the United States, accounts for greater than 10% of total revenues. Substantially all of the Company's assets are located in the United States.

     The Company's reportable segments are determined by customer type: managed service providers/ telecommunications carriers (MSP/TC) and enterprise. The accounting policies of the segments are the same as those described in Note 1. The Executive Management Committee evaluates segment performance based on revenue. Accordingly, all expenses are considered corporate level activities and are not allocated to segments. Also, the Executive Management Committee does not assign assets to these segments.

     The table presents the approximate revenue by reportable segment:

                                                                   THREE MONTHS ENDED
                                                            -------------------------------
                                                              MARCH 31,           MARCH 31,
                                                                2002                2001
                                                            -----------         -----------
MSP/TC.............................................         $ 9,847,000         $ 8,451,000
Enterprise.........................................          14,390,000          11,980,000
                                                            -----------         -----------
Total..............................................         $24,237,000         $20,431,000
                                                            ===========         ===========

5.  RECENT ACCOUNTING PRONOUNCEMENTS

     In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. SFAS No. 144 further refines the requirements of SFAS No. 121, which required that companies (1) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable based on its undiscounted future cash flows and (2) measure an impairment loss as the difference between the carrying amount and fair value of the asset. In addition, SFAS No. 144 provides guidance on accounting and disclosure issues surrounding long-lived assets to be disposed of by sale. The Company adopted SFAS No. 144 beginning on January 1, 2002. The adoption did not have any impact on the Company's consolidated financial position, results of operations or cash flows.

     In November 2001, the Emerging Issues Task Force issued Topic No. D-103 relating to the accounting for reimbursements received for out-of-pocket expenses. In accordance with Topic No. D-103, reimbursements received for out-of-pocket expenses incurred should be characterized as revenue in the statement of operations. The Company has historically accounted for reimbursements received for out-of-pocket expenses incurred as a reduction to cost of service revenues in the statement of operations to offset the costs incurred. The Company adopted Topic No. D-103 on January 1, 2002, and comparative financial statements for prior periods are reclassified to comply with the guidance in Topic No. D-103. During the three month periods ended March 31, 2002 and 2001, reimbursed out-of-pocket expenses totaled $6,200 and $4,000, respectively. There was no impact on the gross profit as a percentage of total revenues or gross margin for the three month periods ended March 31, 2002 or 2001.

                          CONCORD COMMUNICATIONS, INC.
                            FORM 10-Q, MARCH 31, 2002

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Concord develops, markets and supports the eHealthTM Suite of scalable information technology (IT) infrastructure fault and performance management software solutions. eHealthTM integrates fault and performance management of the systems, applications and networks that comprise today's IT infrastructure. Concord's solutions optimize the performance and availability of IT infrastructures on which enterprises, managed service providers and telecommunication carriers depend for their day-to-day business and operational success. Concord's software solutions monitor fault conditions throughout the infrastructure in real time; test availability and responsiveness of critical services; collect, consolidate, normalize and analyze a high volume of data from the IT infrastructure; alert IT personnel to faults and potential outages, maximize uptime of the IT infrastructure and automatically execute corrective action to restore availability, if desired.

     Concord does not provide forecasts of its future financial performance. From time to time, however, the information provided by Concord or statements made by our employees may contain forward-looking statements. In particular, some statements contained in Concord's Form 10-Q for the three month period ended March 31, 2002, are not historical statements (including, but not limited to, statements concerning the plan and objectives of management, increases in revenue (domestically and internationally), increases in sales and marketing, research and development and general and administrative expenses (domestically and internationally), Concord's ability to use deferred tax assets, Concord's success in competing in international markets, Concord's expected future profitability and Concord's expected liquidity and capital resources). This document contains forward-looking statements. Any statements contained herein that do not describe historical facts are forward-looking statements. The Company makes such forward-looking statements under the provisions of the "safe harbor" section of the Private Securities Litigation Reform Act of 1995.

     The forward-looking statements contained herein are based on current expectations but are subject to a number of risks and uncertainties. The facts that could cause actual results to differ materially from current expectations include the following: risks of intellectual property rights and litigation, risks in technology development and commercialization, risks in product development and market acceptance of and demand for the Company's products, risks of downturns in economic conditions generally, and in the software, networking and telecommunications industries specifically, risks associated with competition and competitive pricing pressures, risks associated with international sales, risks associated with the Company's recent acquisitions and other risks detailed in this Form 10-Q and in the Company's filings with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain financial data as percentages of the Company's total revenue:

UNAUDITED                                               THREE MONTHS ENDED
                                                ---------------------------------
                                                  MARCH 31,             MARCH 31,
                                                    2002                  2001
                                                ------------          -----------
Revenues:
     License revenues                               58.0%                64.0%
     Service revenues                               42.0                 36.0
                                                   -----                -----
          Total revenues                           100.0                100.0
Cost of Revenues:
     Cost of license revenues                        2.3                  3.4
     Cost of service revenues                       15.8                 20.9
                                                   -----                -----
          Total cost of revenues                    18.1                 24.3
                                                   -----                -----
          Gross profit                              81.9                 75.7
                                                   -----                -----
Operating Expenses:
     Research and development                       23.7                 31.3
     Sales and marketing                            50.1                 60.8
     General and administrative                      8.5                 12.5
     Stock-based compensation                        0.1                  0.9
                                                   -----                -----
          Total operating expenses                  82.4                105.5
                                                   -----                -----
Loss from operations                                -0.5                -29.8
Other income, net                                    3.1                  3.9
                                                   -----                -----
Income (loss) before taxes                           2.6                -25.9
Provision for income taxes                           0.6                  0.3
                                                   -----                -----
Net income (loss)                                    2.0%               -26.2%
                                                   =====                =====


     REVENUES. Concord's revenues consist of software license revenues and service revenues. Software license revenues are recognized in accordance with the American Institute of Certified Public Accountants' Statement of Position
(SOP) 97-2, Software Revenue Recognition, as modified by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions. Under SOP 97-2, software license revenues are recognized upon execution of a contract and delivery of software, provided that the license fee is fixed or determinable, no significant production, modification or customization of the software is required and collection is considered probable by management. Revenues under multiple-element arrangements, which typically include software products and maintenance sold together, are allocated to each element using the residual method in accordance with SOP 98-9. Service revenues are recognized as the services are performed. Maintenance revenues are derived from customer support agreements generally entered into in connection with initial license sales and subsequent renewals. Maintenance revenues are recognized ratably over the term of the maintenance period. Payments for maintenance fees are generally made in advance.

     TOTAL REVENUES. The Company's total revenues increased 18.6% to $24.2 million in the three months ended March 31, 2002 from $20.4 million in the three months ended March 31, 2001.

     LICENSE REVENUES. Concord's license revenues are derived from the licensing of software products. License revenues increased 7.6% to $14.1 million, or 58.0% of total revenues, in the three months ended March 31, 2002 from $13.1 million, or 64.0% of total revenues, in the three months ended March 31, 2001. The increase in license revenues resulted from sales to existing customers of new products, sales to new customers and increased revenues to international markets. The decrease in license revenues as a percent of total revenues for the three months ended March 31, 2001 and March 31, 2002 was the result of a significant increase in service revenues, consisting mainly of maintenance revenues.

     SERVICE REVENUES. Concord's service revenues consist of fees for maintenance, training and professional services. Service revenues increased 38.3% to $10.2 million or 42.0% of total revenues, in the three months ended March 31, 2002 from $7.4 million or 36.0% of total revenues in the three months ended March 31, 2001. The increase in service revenues was mainly due to a significant increase in maintenance revenue which is generated from new and renewed maintenance contracts. An increase in the number of customers and the resulting demand for services by these customers further helped drive the increase in service revenue for the period ended March 31, 2002 compared to March 31, 2001.

     INTERNATIONAL REVENUES. Concord's international revenues increased 29.2% to $9.5 million or 39.4% of total revenues for the three months ended March 31, 2002 from $7.4 million or 36.2% of total revenues for the three months ended March 31, 2001. International revenues are primarily driven by customers based in Europe, as well as the continued expansion of operations outside the United States and the establishment of additional reseller relationships.

     COST OF REVENUES. Cost of revenues includes expenses associated with royalty costs, production, fulfillment and product documentation, along with personnel costs associated with providing customer support in connection with maintenance, training and professional service contracts. Royalty costs are composed of third party software costs. Cost of revenues decreased 11.6% to $4.4 million, or 18.1% of total revenues, in the three months ended March 31, 2002 from $5.0 million, or 24.3% of total revenues, in the three months ended March 31, 2001, resulting in gross margins of 81.9% and 75.7% respectively. The decrease in cost of revenues as a percent of sales was driven by increased efficiencies and better management of expenses in the customer support organization. We expect to maintain our cost of revenues as a percentage of total revenues; however, this will depend upon our royalty costs and our revenue growth, among other factors. Accordingly, there can be no assurance that we will be successful in maintaining our cost of revenues as a percentage of total revenues.

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses consist primarily of personnel costs associated with software development. Research and development expenses decreased 10.4% to $5.7 million, or 23.7% of total revenues, in the three months ended March 31, 2002 from $6.4 million, or 31.3% of total revenues, in the three months ended March 31, 2001. The decrease in research and development expenses was primarily due to a decrease in headcount in research and development from 143 to 131 people as well as a reduction of discretionary expenses for the period ended March 31, 2002 compared to March 31, 2001. We intend to decrease our research and development expenses as a percentage of total revenues. Our ability to decrease these expenses as a percentage of revenue will depend upon our revenue growth, among other factors. Accordingly, there can be no assurance that we will be successful in decreasing our expenses as a percentage of total revenues.

     SALES AND MARKETING EXPENSES. Sales and marketing expenses consist primarily of salaries, commissions to sales personnel and agents, travel, tradeshow participation, public relations, advertising and other promotional expenses. Sales and marketing expenses decreased 2.3% to $12.1 million, or 50.1% of total revenues, in the three months ended March 31, 2002 from $12.4 million, or 60.8% of total revenues, in the three months ended March 31, 2001. The decrease in sales and marketing expenses was primarily the result of a reduction in marketing and promotional activities as well as a reduction in headcount in sales and marketing from 183 to 178 people from March 31, 2001 to March 31, 2002. We intend to decrease our sales and marketing expenses as a percentage of total revenues. Our ability to decrease these expenses as a percentage of revenue will depend upon our revenue growth, among other factors. Accordingly, there can be no assurance that we will be successful in decreasing our expenses as a percentage of total revenues.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of salaries for financial, accounting, legal, administrative and management personnel. General and administrative expenses decreased 19.3% to $2.1 million, or 8.5% of total revenues, in the three months ended March 31, 2002 from $2.5 million, or 12.5% of total revenues, in the three months ended March 31, 2001. The decrease in general and administrative expenses is due to a decrease in headcount from 41 to 34 people as well as a reduction in discretionary expenses. We expect to decrease these expenses as a percentage of revenue; this will ultimately depend upon our revenue growth, among other factors. Accordingly, there can be no assurance that we will be successful in decreasing our expenses as a percentage of total revenues.

     STOCK-BASED COMPENSATION. Stock-based compensation relates to the issuance of stock options with exercise prices below the deemed fair value of the Company's common stock at the date of grant. Deferred stock-based compensation is amortized through charges to operations over the vesting period of the options, which is generally four years. For the three months ended March 31, 2002 and 2001, stock-based compensation expense was approximately $33,000 and $192,000, respectively. The Company recorded a reversal of deferred stock based compensation of approximately $35,000 and $1.1 million for the three months ended March 31, 2002 and 2001, respectively, related to forfeitures of stock options by terminated employees.

     OTHER INCOME. Other income consists of interest earned on funds available for investment, net of foreign currency exchange gains and losses and miscellaneous foreign taxes. The Company had net other income of $748,000 and $794,000 for the three months ended March 31, 2002 and 2001, respectively.

     PROVISION FOR INCOME TAXES. The Company recorded an income tax provision of approximately $147,000 and $66,000 in the three months ended March 31, 2002 and 2001 respectively. The income tax provision for the three months ended March 31, 2002 and 2001 is mainly related to foreign taxes resulting from the profitability of certain of the Company's foreign operations. In 2002, the Company estimated that it would not need to record a provision for domestic federal and state income taxes as a result of the use of net operating loss carryforwards.


LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 2002, the Company had cash, cash equivalents and marketable securities of $71.1 million, an increase of $2.8 million from $68.3 million as of December 31, 2001. Concord had working capital of $49.6 million and $48.9 million as of March 31, 2002 and December 31, 2001, respectively. The increase in working capital was primarily attributable to an increase in cash, cash equivalents and marketable securities due to income from continuing operations during the quarter.

     Net cash provided by operating activities was $3.6 million for the three months ended March 31, 2002 and $792,000 for the three months ended March 31, 2001. Accounts receivable decreased $199,000 due to an increase in the allowance for accounts receivable. Deferred revenue increased $1.7 million mainly due to an increase in new and renewed maintenance contracts.

     Investing activities have consisted of the acquisition of property and equipment, most notably computer and networking equipment to support the corporate infrastructure and also investments in marketable securities. The Company manages its market risk on its investment securities by selecting investment grade securities with the highest credit ratings of relatively short duration that trade in highly liquid markets.

     Financing activities consisted primarily of the issuance of common stock from the exercise of stock options during the three months ended March 31, 2002 and 2001.

     As of March 31, 2002, the Company has future payments under facility and certain equipment lease agreements expiring through June 2007 of $3.6 million, $10.4 million and $4.9 million in one year, one to three years, and thereafter, respectively.

     The Company has deferred tax assets of approximately $21.9 million, the largest component of which represents NOL carryforwards and research and development credits. The Company has partially reserved for these deferred tax assets by recording a valuation allowance of $18.4 million. The resulting net deferred tax asset is based on the Company's estimate of NOL carryforwards it expects to use in the next two years; all other tax assets have been fully reserved. Pursuant to paragraphs 20 to 25 of SFAS No. 109, the Company considered both positive and negative evidence in assessing the need for a valuation allowance at December 31, 2001. The factors that weighed most heavily on the Company's decision to record a valuation allowance were (i) the substantial restrictions on the use of certain of its existing NOL and credit carryforwards and (ii) the uncertainty of future profitability. In addition, the Company is subject to rapid technological change, competition from substantially larger competitors, a limited family of products and other related risks, as more thoroughly described in the "Risk Factors" section of the Company's Form 10-K for the year ended December 31, 2001. As a result, the Company found the evidence described above to be the most reliable objective evidence available in determining that a valuation allowance against its tax assets would be necessary.

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

     As of March 31, 2002, Concord's principal sources of liquidity included cash, cash equivalents, and marketable securities. The Company believes that its current cash, cash equivalents, and marketable securities and cash provided by future operations will be sufficient to meet the working capital and anticipated capital expenditure requirements for at least the next 12 months. Although operating activities may provide cash in certain periods, to the extent Concord experiences growth in the future, its operating and investing activities may require additional cash. Consequently, any such future growth may require Concord to obtain additional equity or debt financing.

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

(a) Revenue Recognition Policy

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

(b) Accounts Receivable Policy

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

(c) Accounting for Income Taxes Policy

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

     Significant management judgement is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have recorded a valuation allowance of $18.4 million as of March 31, 2002, due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily consisting of the utilization of certain net operating loss carryforwards from prior years. We are unsure whether we will have sufficient future taxable income to allow us to use these net operating losses, before they expire. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods we may need to establish an additional valuation. Establishing new or additional valuation allowances could materially adversely impact our financial position and results of operations.

     Our net deferred tax assets as of March 31, 2002 were $3.5 million, net of a valuation allowance of $18.4 million.

     The above listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management's judgement in their application. There are also areas in which the exercise of management's judgement in selecting an available alternative would not produce a materially different result. See our audited consolidated financial statements and notes thereto which begin on page F-1 of the Annual Report on Form 10-K for the year ended December, 31, 2001 and which contain accounting policies and other disclosures required by generally accepted accounting principles.

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


     A significant portion of our product sales occur in the final month of each fiscal quarter. Any delay in the shipment of products prior to the end of the quarter may result in decreased revenues for the quarter. Additionally, intense competition and budgetary constraints placed upon our customers typically increase during the final month of a fiscal quarter and may adversely affect the revenues for that quarter.

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

     -  changes in customer demands; and

     -  evolving industry standards.

     The introduction of products embodying new technologies and the emergence of new industry standards can render existing products and integrated solutions obsolete and unmarketable. Our eHealth(TM) - Network product's analysis and reporting, as well as the quality of its reports, depends upon its utilization of the industry-standard Simple Network Management Protocol (SNMP) and the data resident in conventional Management Information Bases (MIBs). Any change in these industry standards, the development of vendor-specific proprietary MIB technology, or the emergence of new network technologies could affect the compatibility of our eHealth(TM) - Network products with these devices, which in turn could affect its analysis and generation of comprehensive reports or the quality of the reports. Similarly, our Live Health(TM) - Fault Manager product receives only SNMP traps from failing devices, systems, and applications. Any change in these industry standards could hinder the effectiveness of this product. Furthermore, although our eHealth(TM) Suite of products currently runs on industry-standard UNIX operating systems and Windows NT, any significant change in industry-standard operating systems could affect the demand for, or the pricing of, our products and solutions.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

DERIVATIVE FINANCIAL INSTRUMENTS, OTHER FINANCIAL INSTRUMENTS AND DERIVATIVE COMMODITY INSTRUMENTS. The Company does not have any derivative financial instruments, other financial instruments or derivative commodity instruments for which fair value disclosure would be required. All of the Company's investments are in investment grade securities with high credit ratings of relatively short duration that trade in highly liquid markets and are carried at fair value on the Company's books. Accordingly, the Company has no quantitative information concerning the market risk of participating in such investments.

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

                          CONCORD COMMUNICATIONS, INC.
                            FORM 10-Q, MARCH 31, 2002
                           PART II: OTHER INFORMATION


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

     Not Applicable


ITEM 5.  OTHER INFORMATION

     Not Applicable


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits - None

                          CONCORD COMMUNICATIONS, INC.
                            FORM 10-Q, MARCH 31, 2002

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     Concord Communications, Inc.

                                     /s/  Melissa H. Cruz
                                     ------------------------------------------
April 23, 2002                       Name:  Melissa H. Cruz
                                     Title: Executive Vice President of Business
                                            Services and Chief Financial Officer
                                            (Principal Financial Officer and
                                            Principal Accounting Officer)