Form 10-Q
period 2002-06-30
CONCORD COMMUNICATIONS INC
filed 2002-08-09
CIK 915290

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON DC 20549


                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended June 30, 2002.

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

17,106,158 SHARES OF THE REGISTRANT'S COMMON STOCK, $0.01 PAR VALUE, WERE OUTSTANDING AS OF AUGUST 7, 2002.



                        THIS DOCUMENT CONTAINS 41 PAGES.
                        THE EXHIBIT INDEX IS ON PAGE 32.

                          CONCORD COMMUNICATIONS, INC.

                            FORM 10-Q, JUNE 30, 2002

                                    CONTENTS


                                                                            PAGE
                          PART I: FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

          Condensed Consolidated Balance Sheets:
          June 30, 2002 and December 31, 2001                                 3

          Condensed Consolidated Statements of Operations:
          Three and six months ended June 30, 2002 and June 30, 2001          4

          Condensed Consolidated Statements of Cash Flows:
          Six months ended June 30, 2002 and June 30, 2001                    5

          Notes to Condensed Consolidated Financial Statements              6-9

Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                             10-25

Item 3. Quantitative and Qualitative Disclosures about Market Risk           26



                          PART II: OTHER INFORMATION

Item 1. Legal Proceedings                                                    27

Item 2. Changes in Securities and Use of Proceeds                            27

Item 3. Defaults Upon Senior Securities                                      27

Item 4. Submission of Matters to a Vote of Security Holders                  28

Item 5. Other Information                                                    28

Item 6. Exhibits and Reports on Form 8-K                                     28

SIGNATURE                                                                    29

CERTIFICATIONS                                                            30-31

EXHIBIT INDEX                                                                32

         PART I: FINANCIAL INFORMATION
         ITEM 1. FINANCIAL STATEMENTS

                          CONCORD COMMUNICATIONS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                                  JUNE 30,         DECEMBER 31,
                                                                                   2002               2001
                                                                              -------------       -------------
                                                                                (Unaudited)
                             ASSETS
Current Assets:
    Cash and cash equivalents                                                 $  12,840,071       $   9,010,811
    Marketable securities                                                        59,627,403          59,333,068
    Restricted cash                                                               1,013,576                  --
    Accounts receivable, net of allowance of $1,438,740 and $1,409,835
      at June 30, 2002 and December 31, 2001, respectively                       16,067,969          16,537,131
    Prepaid expenses and other current assets                                     3,015,474           3,057,797
                                                                              -------------       -------------
        Total current assets                                                     92,564,493          87,938,807
                                                                              -------------       -------------
Equipment and improvements, at cost:
    Equipment                                                                    21,402,432          19,636,704
    Leasehold improvements                                                        6,017,789           5,956,710
                                                                              -------------       -------------
                                                                                 27,420,221          25,593,414
    Less-- accumulated depreciation and amortization                             17,800,046          14,798,688
                                                                              -------------       -------------
                                                                                  9,620,175          10,794,726
                                                                              -------------       -------------
Deferred tax asset                                                                3,500,000           3,500,000
Other long-term assets                                                              288,858             246,655
                                                                              -------------       -------------
                                                                                  3,788,858           3,746,655
                                                                              -------------       -------------
                              Total assets                                    $ 105,973,526       $ 102,480,188
                                                                              =============       =============

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Accounts payable                                                          $   3,170,897       $   3,553,417
    Accrued expenses                                                             13,012,297          13,278,825
    Deferred revenue                                                             24,418,301          22,141,078
                                                                              -------------       -------------
        Total current liabilities                                                40,601,495          38,973,320
                                                                              -------------       -------------

Stockholders' Equity:
    Common stock, $0.01 par value:
    Authorized-- 50,000,000 shares
    Issued and outstanding-- 17,092,304 and 16,901,193 shares
        at June 30, 2002 and December 31, 2001, respectively                        170,923             169,012
    Additional paid-in capital                                                   97,980,898          96,365,287
    Deferred compensation                                                          (116,630)           (241,547)
    Accumulated other comprehensive income                                        1,130,642           1,892,264
    Accumulated deficit                                                         (33,793,802)        (34,678,148)
                                                                              -------------       -------------
        Total stockholders' equity                                               65,372,031          63,506,868
                                                                              -------------       -------------
                              Total liabilities and stockholders' equity      $ 105,973,526       $ 102,480,188
                                                                              =============       =============



         The accompanying notes are an integral part of these condensed consolidated financial statements.

                          CONCORD COMMUNICATIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                         THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                 -------------------------------       -------------------------------
                                                    JUNE 30,           JUNE 30,           JUNE 30,          JUNE 30,
                                                     2002               2001                2002              2001
                                                 ------------       ------------       ------------       ------------
Revenues:
     License revenues                            $ 12,258,006       $ 13,481,341       $ 26,318,613       $ 26,552,175
     Service revenues                              10,693,176          8,132,413         20,869,781         15,492,911
                                                 ------------       ------------       ------------       ------------
          Total revenues                           22,951,182         21,613,754         47,188,394         42,045,086
Cost of Revenues
     Cost of license revenues                         394,318            583,182            960,749          1,279,569
     Cost of service revenues                       3,721,300          3,812,255          7,539,958          8,077,295
                                                 ------------       ------------       ------------       ------------
          Total cost of revenues                    4,115,618          4,395,437          8,500,707          9,356,864
                                                 ------------       ------------       ------------       ------------
             Gross profit                          18,835,564         17,218,317         38,687,687         32,688,222
                                                 ------------       ------------       ------------       ------------
Operating Expenses:
     Research and development                       5,445,192          6,280,825         11,186,659         12,685,696
     Sales and marketing                           11,890,066         12,886,783         24,024,619         25,306,029
     General and administrative                     1,772,095          2,244,952          3,826,795          4,791,711
     Stock-based compensation                          27,043             48,607             59,708            240,430
                                                 ------------       ------------       ------------       ------------
          Total operating expenses                 19,134,396         21,461,167         39,097,781         43,023,866
                                                 ------------       ------------       ------------       ------------
             Operating loss                          (298,832)        (4,242,850)          (410,094)       (10,335,644)
Other Income (Expense)
     Interest income                                  802,864            861,174          1,578,906          1,660,765
     Other expense                                    (16,374)           (43,913)           (44,823)           (49,916)
                                                 ------------       ------------       ------------       ------------
          Total other income, net                     786,490            817,261          1,534,083          1,610,849
                                                 ------------       ------------       ------------       ------------
          Income (loss) before income taxes           487,658         (3,425,589)         1,123,989         (8,724,795)
Provision for income taxes                             92,586             20,000            239,643             86,298
                                                 ------------       ------------       ------------       ------------
Net income (loss)                                $    395,072       $ (3,445,589)      $    884,346       $ (8,811,093)
                                                 ============       ============       ============       ============
Net income (loss) per common and potential
 common share:
  Basic                                          $       0.02       $      (0.21)      $       0.05       $      (0.53)
                                                 ============       ============       ============       ============
  Diluted                                        $       0.02       $      (0.21)      $       0.05       $      (0.53)
                                                 ============       ============       ============       ============
Weighted average common and potential
 common shares outstanding:
  Basic                                            17,017,410         16,672,323         16,974,305         16,616,432
                                                 ============       ============       ============       ============
  Diluted                                          17,861,027         16,672,323         17,969,848         16,616,432
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

                          CONCORD COMMUNICATIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)




                                                                          SIX MONTHS ENDED
                                                                   -------------------------------
                                                                     JUNE 30,           JUNE 30,
                                                                       2002               2001
                                                                   ------------       ------------
Cash Flows from Operating Activities:
    Net income (loss)                                              $    884,346       $ (8,811,093)
    Adjustments to reconcile net income (loss) to net cash
         provided by operating activities:
      Depreciation and amortization                                   3,001,358          3,026,726
      Stock-based compensation                                           59,708            240,430
      Changes in current assets and liabilities:
         Accounts receivable                                            469,162          3,774,474
         Prepaid expenses and other current assets                       42,323           (419,966)
         Accounts payable                                              (382,520)          (922,507)
         Accrued expenses                                            (1,020,288)         2,006,085
         Deferred revenue                                             2,277,223          3,441,053
                                                                   ------------       ------------
           Net cash provided by operating activities                  5,331,312          2,335,202
                                                                   ------------       ------------

Cash Flows from Investing Activities:
  Purchases of equipment and improvements                            (1,826,807)        (2,601,672)
  Change in other assets                                                (42,203)           (10,870)
  Investments in marketable securities                               (2,592,258)       (10,867,377)
  Deposit of restricted cash                                         (1,013,576)                --
  Proceeds from sales of marketable securities                        2,290,061          7,770,679
                                                                   ------------       ------------
           Net cash used in investing activities                     (3,184,783)        (5,709,240)
                                                                   ------------       ------------

Cash Flows from Financing Activities:
  Proceeds from issuance of common stock                              1,682,731            755,589
                                                                   ------------       ------------
           Net cash provided by financing activities                  1,682,731            755,589
                                                                   ------------       ------------

Net increase (decrease) in cash and cash equivalents                  3,829,260         (2,618,449)
Cash and cash equivalents, beginning of period                        9,010,811         10,725,265
                                                                   ------------       ------------
Cash and cash equivalents, end of period                           $ 12,840,071       $  8,106,816
                                                                   ============       ============

Supplemental Disclosure of Cash Flow Information:
  Cash paid for taxes                                              $    129,557       $     49,000
                                                                   ============       ============

Supplemental Disclosure of Noncash Transactions:
  Reversal of deferred compensation related to forfeitures of
           of stock options                                        $    (65,209)      $ (1,129,486)
                                                                   ============       ============
  Retirement of fully depreciated assets                           $         --       $    343,467
                                                                   ============       ============

  Unrealized (loss) gain on available-for-sale securities          $     (7,862)      $    654,673
                                                                   ============       ============


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                          CONCORD COMMUNICATIONS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                            FORM 10-Q, JUNE 30, 2002


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of Presentation

     The accompanying condensed consolidated financial statements have been presented by Concord Communications, Inc. (the "Company" or "Concord") unaudited (except the balance sheet information as of December 31, 2001 which has been derived from audited financial statements) in accordance with accounting principles generally accepted in the United States for interim financial statements and with the instructions to Form 10-Q and Regulation S-X pertaining to interim financial statements. Accordingly, these interim financial statements do not include all information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial statements reflect all adjustments and accruals of a normal recurring nature, which management considers necessary for a fair presentation of the Company's financial position as of June 30, 2002 and December 31, 2001, and the Company's results of operations for the three and six months ended June 30, 2002 and 2001. The results for the interim periods presented are not necessarily indicative of results to be expected for any future period. The financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's 2001 Annual Report on Form 10-K filed with the Securities and Exchange Commission in March 2002.

(b) Principles of Consolidation

     The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

(c) Cash, Cash Equivalents and Marketable Securities

     The Company follows the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company has classified its marketable securities as available-for-sale and recorded them at fair value, with the unrealized gains and losses reported as a separate component of stockholders' equity until realized. The Company considers highly liquid investments, purchased with an original maturity of 90 days or less, to be cash equivalents. Cash and cash equivalents were $12,840,071 and $9,010,811 at June 30, 2002 and December 31, 2001, respectively, and consisted primarily of money market funds.

(d) Restricted Cash

     Restricted cash totaling $1,013,576 at June 30, 2002 consists of money market funds held in our name and custodied with a major financial institution. Such funds are being used as collateral under a letter of credit arrangement with a Company supplier.


(e) Revenue Recognition

     The Company's revenues consist of software license revenues and service revenues. Software license revenues are recognized in accordance with the American Institute of Certified Public Accountants' Statement of Position ("SOP") 97-2, Software Revenue Recognition, as modified by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition with respect to Certain Transactions. Under SOP 97-2, software license revenues are recognized upon execution of a contract and delivery of software, provided that the license fee is fixed or determinable, no significant production, modification or customization of the software is required and collection is considered probable by management. Revenues under multiple-element arrangements, which typically include software products, services and maintenance sold together, are allocated to each element using the residual method in accordance with SOP 98-9. Under the residual method, the fair value of the undelivered elements is deferred and subsequently recognized when these elements are delivered. The Company has established sufficient vendor specific objective evidence for professional services, training, and maintenance and customer support services based on the price charged when these elements are sold separately. Accordingly, software license revenues are recognized under the residual method in arrangements in which software is licensed with professional services, training, and maintenance and customer support services.

     Service revenues include professional services, training and maintenance and customer support fees. Professional services are not essential to the functionality of the other elements in an arrangement and are accounted for separately. Service revenues are recognized as the services are performed.

     Maintenance revenues, a component of service revenues, are derived from customer support agreements generally entered into in connection with initial software license sales and subsequent renewals. Maintenance and customer support fees include the right to unspecified upgrades on a when-and-if-available basis and ongoing technical support. Maintenance revenues are recognized ratably over the term of the maintenance period. Payments for maintenance fees are generally made in advance and are included in deferred revenue. As of June 30, 2002 and December 31, 2001, deferred revenue includes approximately $19.4 million and $17.1 million, respectively, of deferred maintenance revenues.

(f) Use of Estimates in the Preparation of Financial Statements

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

(g) Financial Instruments, Concentration of Credit Risk and Significant
Customers

     The Company has estimated the fair value of financial instruments using available market information and appropriate valuation methodologies. The carrying values of cash, cash equivalents, restricted cash, marketable securities, accounts receivable, and accounts payable approximate fair market value due to the short-term nature of these financial instruments. Financial instruments that potentially subject the Company to concentrations of credit risk are principally cash, cash equivalents, restricted cash, marketable securities and accounts receivable. The Company has no significant off-balance-sheet or concentration of credit risk exposure such as foreign exchange contracts, option contracts or other foreign hedging arrangements. The Company maintains its cash, cash equivalents, restricted cash and marketable securities with established financial institutions. Concentration of credit risk with respect to accounts receivable is limited to certain customers to whom the Company makes substantial sales. To reduce its credit risk, the Company routinely assesses the financial strength of its customers. The Company maintains an allowance for potential credit losses but historically has not experienced any significant losses related to individual customers or groups of customers in any particular industry or geographic area. No individual customer or reseller accounted for more than 10% of revenues for the three and six months ended June 30, 2002 or June 30, 2001. No one customer accounted for more than 10% of accounts receivable as of June 30, 2002. One customer accounted for 13.4% of accounts receivable at December 31, 2001; a total of 7.2% of the receivables from this customer was included in the Company's deferred revenue at December 31, 2001. As of June 30, 2002, this customer represented 4.2% of accounts receivable.

(h) Reclassifications

     Certain amounts in the prior period's financial statements have been reclassified to conform to the current period's presentation.

2. BASIC AND DILUTED INCOME/LOSS PER COMMON SHARE

     The Company computes earnings per share following the provisions of SFAS No. 128, Earnings per Share. SFAS No. 128 establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. Basic net income (loss) per share is computed using the weighted-average number of common shares outstanding for a period. Diluted net income (loss) per share is computed using the weighted-average number of common and dilutive common-equivalent shares outstanding for the period. Diluted net loss per share is the same as basic net loss per share for the three and six months ended June 30, 2001, as the effects of potential common stock are antidilutive. Dilutive common-equivalent shares primarily consist of employee stock options. The dilutive effect of outstanding stock options is computed using the treasury stock method. For the three and six months ended June 30, 2002, employee stock options to purchase 2,131,725 and 2,017,582 shares, respectively, were outstanding but not included in the diluted weighted-average share calculation as their effects would have been antidilutive. For the three and six months ended June 30, 2001, employee stock options to purchase 2,540,323 and 2,495,353 shares, respectively, were outstanding but not included in the diluted weighted-average share calculation as the effect would have been antidilutive as a result of the Company's reported loss for the periods.

     Calculation of the basic and diluted net income (loss) per share and potential common share are as follows:

                                                                         THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                    ---------------------------    --------------------------
                                                                      JUNE 30,       JUNE 30,       JUNE 30,       JUNE 30,
                                                                        2002           2001           2002           2001
                                                                    -----------    ------------    -----------   ------------
NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS                 $   395,072    $ (3,445,589)   $   884,346   $ (8,811,093)
                                                                    ===========    ============    ===========   ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                           17,017,410      16,672,323     16,974,346     16,616,432
POTENTIAL COMMON SHARES PURSUANT TO STOCK OPTIONS                       843,617              --        995,543             --
                                                                    -----------    ------------    -----------   ------------
DILUTED WEIGHTED AVERAGE SHARES                                      17,861,027      16,672,323     17,969,848     16,616,432
                                                                    ===========    ============    ===========   ============

BASIC NET INCOME (LOSS) PER COMMON SHARE                                   0.02           (0.21)          0.05          (0.53)
                                                                    ===========    ============    ===========   ============
DILUTED NET INCOME (LOSS) PER COMMON AND POTENTIAL COMMON SHARE            0.02           (0.21)          0.05          (0.53)
                                                                    ===========    ============    ===========   ============


3. COMPREHENSIVE INCOME (LOSS)

     Comprehensive income (loss) for the three and six months ended June 30, 2002 and 2001 is as follows:


                                                            THREE MONTHS ENDED         SIX MONTHS ENDED
                                                         ----------------------    ------------------------
                                                         JUNE 30,     JUNE 30,      JUNE 30,      JUNE 30,
                                                           2002        2001           2002          2001
                                                         --------   -----------    ---------    -----------
NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS       $395,072   $(3,445,589)   $ 884,346    $(8,811,093)
UNREALIZED GAIN (LOSS) ON MARKETABLE SECURITIES           590,046      (287,315)      (7,862)       654,673
                                                         --------   -----------    ---------    -----------
COMPREHENSIVE INCOME (LOSS)                              $985,118   $(3,732,904)   $ 876,484    $(8,156,420)
                                                         ========   ===========    =========    ===========



4. SEGMENT REPORTING AND INTERNATIONAL INFORMATION

     The Company follows the provisions of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS No. 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate, discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions on how to allocate resources and assess performance. The Company's chief decision making group, as defined under SFAS No. 131, is the executive management committee which is comprised of the executive officers of the Company.

     The following table presents the approximate revenues by major geographical regions:


                               THREE MONTHS ENDED                 SIX MONTHS ENDED
                           -----------------------------    ----------------------------
                             JUNE 30,         JUNE 30,        JUNE 30,        JUNE 30,
                               2002             2001            2002           2001
                           -----------      ------------    ------------    ------------
United States              $14,660,000      $ 13,534,000    $ 29,356,000    $ 26,578,000
Europe                       5,504,000         4,904,000      10,899,000       9,053,000
Rest of the World            2,787,000         3,176,000       6,933,000       6,414,000
                           -----------      ------------    ------------    ------------
Total                      $22,787,000      $ 21,614,000    $ 47,188,000    $ 42,045,000
                           ===========      ============    ============    ============


     No one country, except the United States, accounts for greater than 10% of total revenues. Substantially all of the Company's assets are located in the United States.

     The Company's reportable segments are determined by customer type: managed service providers/ telecommunications carriers (MSP/TC) and enterprise. The accounting policies of the segments are the same as those described in Note 1. The executive management committee evaluates segment performance based on revenues. Accordingly, all expenses are considered corporate level activities and are not allocated to segments. Also, the executive management committee does not assign assets to these segments.

     The table presents the approximate revenues by reportable segment:



                          THREE MONTHS ENDED             SIX MONTHS ENDED
                      --------------------------   --------------------------
                         JUNE 30,       JUNE 30,     JUNE 30,       JUNE 30,
                          2002           2001         2002           2001
                      -----------   ------------   ------------  ------------
MSP/TC                $ 7,870,000   $ 10,480,000   $ 17,791,000  $ 18,931,000
Enterprise             15,081,000     11,134,000     29,397,000    23,114,000
                      -----------   ------------   ------------  ------------
Total                 $22,951,000   $ 21,614,000   $ 47,188,000  $ 42,045,000
                      ===========   ============   ============  ============


5. RECENT ACCOUNTING PRONOUNCEMENTS

     In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. SFAS No. 144 further refines the requirements of SFAS No. 121, which required that companies (1) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable based on its undiscounted future cash flows and (2) measure an impairment loss as the difference between the carrying amount and fair value of the asset. In addition, SFAS No. 144 provides guidance on accounting and disclosure issues surrounding long-lived assets to be disposed of by sale. The Company adopted SFAS No. 144 beginning on January 1, 2002. The adoption did not have any impact on the Company's consolidated financial position, results of operations or cash flows.

     In November 2001, the Emerging Issues Task Force issued EITF 01-14 relating to the accounting for reimbursements received for out-of-pocket expenses. In accordance with EITF 01-14, reimbursements received for out-of-pocket expenses incurred should be characterized as revenues in the statement of operations. The Company has historically accounted for reimbursements received for out-of-pocket expenses incurred as a reduction to cost of service revenues in the statement of operations to offset the costs incurred. The Company adopted EITF 01-14 on January 1, 2002, and comparative financial statements for prior periods are reclassified to comply with the guidance in EITF 01-14. During the three and six months ended June 30, 2002, reimbursed out-of-pocket expenses totaled $11,851 and $18,051, respectively. During the three and six months ended June 30, 2001, reimbursed out-of-pocket expenses totaled $23,114 and $27,114. There was no impact on the gross profit as a percentage of total revenues or gross margin for the three and six month periods ended June 30, 2002 or 2001.

                          CONCORD COMMUNICATIONS, INC.
                            FORM 10-Q, JUNE 30, 2002

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Concord develops, markets and supports the eHealthTM Suite of scalable information technology ("IT") infrastructure fault and performance management software solutions. Concord's eHealthTM Suite integrates fault and performance management of the systems, applications and networks that comprise today's IT infrastructure. Concord's solutions optimize the performance and availability of IT infrastructures on which enterprises, managed service providers and telecommunication carriers depend for their day-to-day business and operational success. Concord's software solutions monitor fault conditions throughout the infrastructure in real time; test availability and responsiveness of critical services; collect, consolidate, normalize and analyze a high volume of data from the IT infrastructure; alert IT personnel to faults and potential outages, maximize uptime of the IT infrastructure and automatically execute corrective action to restore availability, if desired.

     Concord does not provide forecasts of its future financial performance. From time to time, however, the information provided by Concord or statements made by our employees may contain forward-looking statements. In particular, some statements contained in Concord's Form 10-Q for the quarterly period ended June 30, 2002 are not historical statements including, but not limited to, statements concerning the plan and objectives of management, increases in revenues (domestically and internationally), increases in absolute dollars or decreases as a percentage of revenues in sales and marketing, research and development and general and administrative expenses (domestically and internationally), Concord's ability to use deferred tax assets, Concord's success in competing in international markets, Concord's expected future profitability and Concord's expected liquidity and capital resources. This document contains forward-looking statements. Any statements contained herein that do not describe historical facts are forward-looking statements. The Company makes such forward-looking statements under the provisions of the "safe harbor" section of the Private Securities Litigation Reform Act of 1995.

     The forward-looking statements contained herein are based on current expectations but are subject to a number of risks and uncertainties. The facts that could cause actual results to differ materially from current expectations include the following: risks of intellectual property rights and litigation, risks in technology development and commercialization, risks in product development and market acceptance of and demand for the Company's products, risks of downturns in economic conditions generally, and in the software, networking and telecommunications industries specifically, risks associated with competition and competitive pricing pressures, risks associated with international sales, risks associated with the Company's recent acquisitions and other risks detailed in this Form 10-Q under the heading "Factors that Could Affect Future Results" and elsewhere in the Company's filings with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain financial data as percentages of the Company's total revenues:


UNAUDITED                                   THREE MONTHS ENDED           SIX MONTHS ENDED
                                          -----------------------     ----------------------
                                           JUNE 30,      JUNE 30,      JUNE 30,     JUNE 30,
                                            2002          2001          2002          2001
                                          --------       --------     ---------     --------
Revenues:
     License revenues                       53.4%         62.4%         55.8%         63.2%
     Service revenues                       46.6%         37.6%         44.2%         36.8%
                                           -----         -----         -----         -----
          Total revenues                   100.0%        100.0%        100.0%        100.0%
Cost of Revenues
     Cost of license revenues                1.7%          2.7%          2.0%          3.0%
     Cost of service revenues               16.2%         17.6%         16.0%         19.2%
                                           -----         -----         -----         -----
          Total cost of revenues            17.9%         20.3%         18.0%         22.2%
                                           -----         -----         -----         -----
          Gross profit                      82.1%         79.7%         82.0%         77.8%
                                           -----         -----         -----         -----
Operating Expenses:
     Research and development               23.7%         29.1%         23.7%         30.2%
     Sales and marketing                    51.8%         59.6%         50.9%         60.2%
     General and administrative              7.7%         10.4%          8.1%         11.4%
     Stock-based compensation                0.1%          0.2%          0.1%          0.6%
                                           -----         -----         -----         -----
         Total operating expenses           83.4%         99.3%         82.9%        102.4%
                                           -----         -----         -----         -----
Loss from operations                        -1.3%         -19.6%        -0.9%        -24.6%
Other income, net                            3.4%          3.8%          3.3%          3.8%
                                           -----         -----         -----         -----
Income (loss) before taxes                   2.1%        -15.8%          2.4%        -20.8%
Provision for income taxes                   0.4%          0.1%          0.5%          0.2%
                                           -----         -----         -----         -----
Net income (loss)                            1.7%        -15.9%          1.9%        -21.0%
                                           -----         -----         -----         -----



     REVENUES. Concord's revenues consist of software license revenues and service revenues. Software license revenues are recognized in accordance with the American Institute of Certified Public Accountants' Statement of Position ("SOP") 97-2, Software Revenue Recognition, as modified by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions. Under SOP 97-2, software license revenues are recognized upon execution of a contract and delivery of software, provided that the license fee is fixed or determinable, no significant production, modification or customization of the software is required and collection is considered probable by management. Revenues under multiple-element arrangements, which typically include software products and maintenance sold together, are allocated to each element using the residual method in accordance with SOP 98-9. Service revenues are recognized as the services are performed. Maintenance revenues, a component of service revenues, are derived from customer support agreements generally entered into in connection with initial license sales and subsequent renewals. Maintenance revenues are recognized ratably over the term of the maintenance period. Payments for maintenance fees are generally made in advance.

     TOTAL REVENUES. The Company's total revenues increased 6.2% to $23.0 million in the three months ended June 30, 2002 from $21.6 million in the three months ended June 30, 2001. Total revenues increased 12.2% to $47.2 million in the six months ended June 30, 2002 from $42.0 million in the six months ended June 30, 2001.

     LICENSE REVENUES. Concord's license revenues are derived from the licensing of software products. License revenues decreased 9.1% to $12.3 million, or 53.4% of total revenues, in the three months ended June 30, 2002 from $13.5 million, or 62.4% of total revenues, in the three months ended June 30, 2001. License revenues decreased .9% to $26.3 million, or 55.8% of total revenues, in the six months ended June 30, 2002, from $26.6 million, or 63.2% of total revenues in the six months ended June 30, 2001. The decrease in license revenues for the three months and six months ended June 30, 2002 was due to the general slowdown of the economy in the United States and abroad. The slowdown in the economy, combined with the announcement by a large American telecommunications firm that it had improperly accounted for some expenses, has created uncertainties for some of our customers that has resulted in a decrease in, postponement of, or cancellation of their IT infrastructure purchases. The decrease in license revenues as a percent of total revenues was the result of a significant increase in service revenues, consisting mainly of maintenance revenues.

     SERVICE REVENUES. Concord's service revenues consist of fees for maintenance, training and professional services. Service revenues increased 31.5% to $10.7 million, or 46.6% of total revenues, in the three months ended June 30, 2002 from $8.1 million, or 37.6% of total revenues, in the three months ended June 30, 2001. Service revenues increased 34.7% to $20.9 million, or 44.2% of total revenues, in the six months ended June 30, 2002 from $15.5 million, or 36.8% of total revenues, in the six months ended June 30, 2001. The increase in service revenues for the three months and six months ended June 30, 2002 was attributed to an increase of our customer base and the resulting demand for services by these customers.

     INTERNATIONAL REVENUES. Concord's international revenues increased 2.6% to $8.3 million or 36.1% of total revenues for the three months ended June 30, 2002 from $8.1 million, or 37.4% of total revenues, for the three months ended June 30, 2001. International revenues increased 15.3% to $17.8 million or 37.8% of total revenues for the six months ended June 30, 2002 from $15.5 million, or 36.8% of total revenues, for the six months ended June 30, 2001. International revenues are primarily driven by customers based in Europe, as well as the continued expansion of operations outside the United States.

     SEGMENT REVENUES. Concord's reportable segments are determined by customer type: managed service providers/telecommunications carriers ("MSP/TC") and enterprise. Concord's MSP/TC revenues decreased 24.9% to $7.9 million, or 34.3% of total revenues, for the three months ended June 30, 2002 from $10.5 million, or 48.5% of total revenues, for the three months ended June 30, 2001. MSP/TC revenues decreased 6.0% to $17.8 million, or 37.7% of total revenues, for the six months ended June 30, 2002 from $18.9 million, or 45.0% of total revenues, for the six months ended June 30, 2001. The decrease in MSP/TC revenues for the three months and six months ended June 30, 2002 was due to the general slowdown of the economy in the United States and abroad, particularly within the telecommunications sector. The decrease in MSP/TC revenues as a percent of total revenues was the result of a significant increase in enterprise revenues, including both new and existing customers.

     Concord's enterprise revenues increased 35.4% to $15.1 million, or 65.7% of total revenues, for the three months ended June 30, 2002 from $11.1 million, or 51.5% of total revenues, for the three months ended June 30, 2001. Enterprise revenues increased 27.2% to $29.4 million, or 62.3% of total revenues, for the six months ended June 30, 2002 from $23.1 million, or 55.0% of total revenues, for the six months ended June 30, 2001. The increase in enterprise revenues for the three and six months ended June 30, 2002 was due to a significant increase in new orders from both new and existing customers.

     COST OF REVENUES. Cost of revenues includes expenses associated with royalty costs, production, fulfillment and product documentation, along with personnel costs associated with providing customer support in connection with maintenance, training and professional service contracts. Royalty costs are composed of third party software costs. Cost of revenues decreased 6.4% to $4.1 million, or 17.9% of total revenues, in the three months ended June 30, 2002 from $4.4 million, or 20.3% of total revenues, in the three months ended June 30, 2001, resulting in gross margins of 82.1% and 79.7% respectively. Cost of revenues decreased 9.1% to $8.5 million, or 18.0% of total revenues, in the six months ended June 30, 2002, from $9.4 million, or 22.3% of total revenues, in the six months ended June 30, 2001. The decrease in cost of revenues as a percent of total revenues was driven by increased efficiencies and better management of expenses in the operations and customer support organizations. We expect to maintain our cost of revenues as a percentage of total revenues; however, this will depend upon our royalty costs and our revenue growth, among other factors. Accordingly, there can be no assurance that we will be successful in maintaining our cost of revenues as a percentage of total revenues.

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses consist primarily of personnel costs associated with software development. Research and development expenses decreased 13.3% to $5.4 million, or 23.7% of total revenues, in the three months ended June 30, 2002 from $6.3 million, or 29.1% of total revenues, in the three months ended June 30, 2001. Research and development expenses decreased 11.8% to $11.2 million, or 23.7% of total revenues, in the six months ended June 30, 2002 from $12.7 million, or 30.2% of total revenues, in the six months ended June 30, 2001. The decrease in research and development expenses was primarily due to a decrease in headcount in research and development from 149 to 126 people for the period from June 30, 2001 to June 30, 2002 as well as a reduction of discretionary expenses for the three and six month periods ended June 30, 2002 compared to June 30, 2001. We intend to decrease our research and development expenses as a percentage of total revenues. Our ability to decrease these expenses as a percentage of revenue will depend upon our revenue growth, among other factors. Accordingly, there can be no assurance that we will be successful in decreasing our research and development expenses as a percentage of total revenues.

     SALES AND MARKETING EXPENSES. Sales and marketing expenses consist primarily of salaries, commissions to sales personnel and agents, travel, tradeshow participation, public relations, advertising and other promotional expenses. Sales and marketing expenses decreased 7.7% to $11.9 million, or 51.8% of total revenues, in the three months ended June 30, 2002 from $12.9 million, or 59.6% of total revenues, in the three months ended June 30, 2001. Sales and marketing expenses decreased 5.1% to $24.0 million, or 50.9% of total revenues, in the six months ended June 30, 2002 from $25.3 million, or 60.2% of total revenues, in the six months ended June 30, 2002. The decrease in sales and marketing expenses was primarily the result of a reduction in sales bonuses and commissions due to the reduction in license revenues in 2002 as well as a reduction in headcount in sales and marketing from 194 to 183 people from June 30, 2001 to June 30, 2002. We intend to decrease our sales and marketing expenses as a percentage of total revenues. Our ability to decrease these expenses as a percentage of revenue will depend upon our revenue growth, among other factors. Accordingly, there can be no assurance that we will be successful in decreasing our expenses as a percentage of total revenues.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of salaries for financial, accounting, legal, administrative and management personnel. General and administrative expenses decreased 21.1% to $1.8 million, or 7.7% of total revenues, in the three months ended June 30, 2002 from $2.2 million, or 10.4% of total revenues, in the three months ended June 30, 2001. General and administrative expenses decreased 20.1% to $3.8 million, or 8.1% of total revenues, in the six months ended June 30, 2002 from $4.8 million, or 11.4% of total revenues, in the six months ended June 30, 2001. The decrease in general and administrative expenses is due to a decrease in headcount from 42 to 31 people from June 30, 2001 to June 30, 2002 as well as a reduction in discretionary expenses. We expect to decrease these expenses as a percentage of total revenues, however, this will ultimately depend upon our revenue growth, among other factors. Accordingly, there can be no assurance that we will be successful in decreasing our expenses as a percentage of total revenues.

     STOCK-BASED COMPENSATION. Stock-based compensation relates to the issuance of stock options with exercise prices below the deemed fair value of the Company's common stock at the date of grant. Deferred stock-based compensation resulted solely from the issuance of stock options to employees of FirstSense Software, Inc. (FirstSense) in connection with the Company's acquisition of FirstSense on February 4, 2000 and is amortized through charges to operations over the vesting period of the options, which is generally four years. Stock-based compensation was approximately $27,000 and $49,000 for the three months ended June 30, 2002 and 2001, respectively, and was approximately $60,000 and $240,000 for the six months ended June 30, 2002 and 2001, respectively. The Company recorded forfeitures of deferred stock based compensation of approximately $30,000 and $57,000 for the three months ended June 30, 2002 and 2001, respectively, and approximately $65,000 and $1.1 million for the six months ended June 30, 2002 and 2001, respectively, related to forfeitures of stock options by terminated employees.

     OTHER INCOME. Other income consists of interest earned on funds available for investment, net of foreign currency exchange gains and losses and miscellaneous foreign taxes. The Company had net other income of $786,000 and $817,000 for the three months ended June 30, 2002 and 2001, respectively. The Company had net other income of $1.5 million and $1.6 million for the six month periods ended June 30, 2002 and 2001.

     PROVISION FOR INCOME TAXES. The Company recorded an income tax provision of approximately $93,000 in the three months ended June 30, 2002 and approximately $240,000 in the six months ended June 30, 2002. The income tax provisions for the three and six months ended June 30, 2002 are mainly related to foreign taxes resulting from the profitability of certain of the Company's foreign operations. No income tax provisions were recorded during the three and six months ended June 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 2002, the Company had cash, cash equivalents, restricted cash and marketable securities of $73.5 million, an increase of $5.2 million from $68.3 million as of December 31, 2001. Concord had working capital of $52.0 million and $49.0 million as of June 30, 2002 and December 31, 2001, respectively. The increase in working capital was primarily attributable to an increase in cash, cash equivalents and marketable securities due to income from continuing operations during 2002.

     Net cash provided by operating activities was $5.3 million for the six months ended June 30, 2002 and $2.3 million for the six months ended June 30, 2001. Accounts receivable decreased $469,000 primarily due to a reduction in license revenues during the quarter ended June 30, 2002. Deferred revenue increased $2.3 million mainly due to an increase in new and renewed maintenance contracts.

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

     Financing activities consisted primarily of the issuance of common stock from the exercise of stock options during the six months ended June 30, 2002 and 2001.

     As of June 30, 2002, the Company has future payments under facility and certain equipment lease agreements expiring through June 2007 of $3.5 million, $6.7 million and $4.1 million in one year, one to three years, and thereafter, respectively.

     The Company has deferred tax assets of approximately $21.9 million, the largest component of which represents net operating loss ("NOL") carryforwards and research and development credits. The Company has significantly reserved for these deferred tax assets by recording a valuation allowance of $18.4 million. The resulting net deferred tax asset is based on the Company's estimate of NOL carryforwards it expects to use in the future; all other tax assets have been fully reserved. Pursuant to paragraphs 20 to 25 of SFAS No. 109, the Company considered both positive and negative evidence in assessing the need for a valuation allowance at June 30, 2002 and December 31, 2001. The factors that weighed most heavily on the Company's decision to record a valuation allowance were (i) the substantial restrictions on the use of certain of its existing NOL and credit carryforwards and (ii) the uncertainty of future profitability. In addition, the Company is subject to rapid technological change, competition from substantially larger competitors, a limited family of products and other related risks, as more thoroughly described in the "Risk Factors" section of the Company's Form 10-K for the year ended December 31, 2001 and in the "Factors that Could Affect Future Results" section of this Form 10-Q. As a result, the Company found the evidence described above to be the most reliable objective evidence available in determining that a valuation allowance against its tax assets would be necessary.

     Pursuant to the Tax Reform Act of 1986, the utilization of NOL carryforwards for tax purposes may be subject to an annual limitation if a cumulative change of ownership of more than 50% occurs over a three-year period. At December 31, 2001, the utilization of approximately $2,309,000 of the Company's NOL carryforwards are restricted to $330,000 per year as a result of an ownership change that occurred in 1995. In addition, the utilization of approximately $15,663,000 of NOL carryforwards that were acquired as a result of the FirstSense acquisition is also restricted as a result of a prior ownership change of FirstSense. Utilization of the FirstSense NOL carryforwards is limited to $4.3 million per year.

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

     As of June 30, 2002, Concord's principal sources of liquidity included cash, cash equivalents, restricted cash and marketable securities. The Company believes that its current cash, cash equivalents, restricted cash and marketable securities and cash provided by future operations will be sufficient to meet the working capital and anticipated capital expenditure requirements for at least the next 12 months. Although operating activities may provide cash in certain periods, to the extent Concord experiences growth in the future, its operating and investing activities may require additional cash. Consequently, any such future growth may require Concord to obtain additional equity or debt financing.

CRITICAL ACCOUNTING POLICIES

     In December 2001, the SEC requested that all registrants list their three to five most "critical accounting policies" in the Management Discussion and Analysis section of their Annual Report on Form 10-K. The SEC indicated that a "critical accounting policy" is one which is both important to the portrayal of the company's financial condition and results and requires management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We believe that the following three accounting policies fit this definition:
Revenue Recognition, Accounts Receivable and Accounting for Income Taxes.

(a) Revenue Recognition Policy

     We recognize revenue from the sale of software licenses when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed or determinable and collection of the resulting receivable is reasonably assured. Delivery generally occurs when product is delivered to a common carrier and the delivery terms are FOB Concord. All revenues generated from our worldwide operations are approved at our corporate headquarters, located in the United States.

     At the time of the transaction, we assess whether the fee associated with our revenue transaction is fixed or determinable and whether or not collection is reasonably assured. We assess whether the fee is fixed or determinable based on the payment terms associated with the transaction. If a significant portion of a fee is due after our normal payment terms, which are usually 30 to 60 days from invoice date, we account for the fee as not being fixed or determinable. In these cases, we usually recognize revenue when the fee is due.

     We assess collection based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer. We do not request collateral from our customers. If we determine that collection of a fee is not reasonably assured, we defer the fee and usually recognize revenue upon receipt of cash.

     For all sales, in the absence of a signed license agreement, we use either a purchase order or purchase order equivalent as evidence of an arrangement. If a signed license agreement is obtained, we use either the license agreement or the license agreement and a purchase order as evidence of an arrangement. Sales through our resellers are usually evidenced by a master agreement governing the relationship together with purchase orders on a transaction-by-transaction basis.

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

(b) Accounts Receivable Policy

     We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer's current credit worthiness, as determined by our review of their current credit information. We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based on a percentage of our accounts receivable, our historical experience and any specific customer collection issues that we have identified. While management believes such credit losses have historically been within our expectations and appropriate reserves have been established, we cannot guarantee that we will continue to experience the same credit loss rates that we have experienced in the past.

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

     Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have recorded a valuation allowance of $18.4 million as of June 30, 2002, due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily consisting of the utilization of certain net operating loss carryforwards from prior years. We are unsure whether we will have sufficient future taxable income to allow us to use these net operating losses before they expire. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods we may need to establish an additional valuation allowance. Establishing new or additional valuation allowances could materially adversely impact our financial position and results of operations.

     Our net deferred tax assets as of June 30, 2002 were $3.5 million, net of a valuation allowance of $18.4 million.

     The above listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management's judgment in their application. There are also areas in which the exercise of management's judgment in selecting an available alternative would not produce a materially different result. See our audited consolidated financial statements and notes thereto which begin on page F-1 of the Annual Report on Form 10-K for the year ended December, 31, 2001 and which contain accounting policies and other disclosures required by generally accepted accounting principles.

                    FACTORS THAT COULD AFFECT FUTURE RESULTS

     References in these risk factors to "we," "our," the "Company," "Concord," and "us" refer to Concord Communications, Inc., a Massachusetts corporation. Any investment in our common stock involves a high degree of risk. If any of the following risks actually occur, our business, results of operations and financial condition would likely suffer.

     This document contains forward-looking statements. Any statements contained in this document that do not describe historical facts are forward-looking statements. Concord makes such forward-looking statements under the provisions of the "safe harbor" section of the Private Securities Litigation Reform Act of 1995. In particular, statements contained in Management's Discussion and Analysis of Financial Condition and Results of Operations, which are not historical facts (including, but not limited to, statements concerning: the plans and objectives of management; increases in absolute dollars or decreases as a percentage of revenues in sales and marketing, research and development, customer support and service, and general and administrative expenses; expectations regarding increased competition and Concord's ability to compete successfully; sustenance of revenue growth both domestically and internationally; the size, scope and description of Concord's target customer market; future product development, including but not limited to anticipated expense levels to fund product development, acquisitions and the integration of acquired companies; and our expected liquidity and capital resources) constitute forward-looking statements. Forward-looking statements contained herein are based on current expectations, but are subject to a number of risks and uncertainties. Concord's actual future results may differ significantly from those stated in any forward-looking statements. Factors that may cause such differences include, but are not limited to, the factors discussed below.

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

WE CANNOT ENSURE THAT OUR REVENUES WILL GROW OR THAT WE WILL BE
PROFITABLE.

     As a company, we have expended considerable resources to develop innovative products that have enabled us to penetrate new markets both in the United States and internationally. As a result of these efforts, we achieved revenue growth and profitability for the fiscal years ended 2000, 1999, and 1998. However, as the worldwide economy weakened in 2001, our revenues did not grow at expected levels. We operated at a net loss and we cannot ensure that we can generate revenue growth on a quarterly or annual basis, or that we can achieve or sustain any revenue growth in the future. Our annual revenues in 2002 may be lower than our annual revenues in 2001.

     In an effort to return to profitability, we reduced our operating expenses for 2001 and plan to continue to limit operating expenses in 2002. However, competition in the marketplace may require us to increase our operating expenses in the future in order to:

     -   fund higher levels of research and development;

     -   increase our sales and marketing efforts;

     -   develop new distribution channels;

     -   broaden our customer support capabilities; and

     -   expand our administrative resources in anticipation of future growth.

     To the extent that increases in our expenses precede or are not followed by increased revenues, our profitability will continue to suffer. In addition, in view of the rapidly evolving nature of our business and markets and our limited operating history in our current market, we believe that one should not rely on period-to-period comparisons of our financial results as an indication of our future performance.

     OUR QUARTERLY OPERATING RESULTS MAY FLUCTUATE.

     We are likely to experience significant fluctuations in our quarterly operating results caused by many factors, including, but not limited to:

     - changes in the demand for our products by customers or group of customers;

     - the timing, composition, and size of orders from our customers, including the tendency for significant bookings to occur in the final two weeks of each fiscal quarter;

     - our customers' spending patterns and budgetary resources for fault and performance management software solutions;

     -   the success of our new customer generation activities;

     - introductions or enhancements of products, or delays in the introductions or enhancements of products, by us or our competitors;

     -   changes in our pricing policies or those of our competitors;

     - changes in the distribution channels through which our products are sold;

     - our success in anticipating and effectively adapting to developing markets and rapidly changing technologies;

     - our success in attracting, retaining, and motivating qualified personnel;

     - the publication of opinions about us and our products, or our competitors and their products, by industry analysts or others;

     -   changes in general economic conditions; and

     -   geopolitical conditions in the world.


     Though our services revenues have been increasing as a percentage of total revenues, we do not have a significant ongoing revenue stream that may mitigate quarterly fluctuations in operating results, as do other software companies with a longer history of operations. Increases in our revenues will also depend on our successful implementation of our distribution strategy as we attempt to expand our channels of distribution. Due to the buying patterns of certain of our customers and also to our own sales incentive programs focused on annual sales goals, revenues in our fourth quarter could be higher than revenues in our first quarter of the following year. There also may be other factors, such as seasonality and the timing of receipt and delivery of orders within a fiscal quarter, that significantly affect our quarterly results, which are difficult to predict given our limited operating history.

     Our quarterly sales and operating results depend generally on:

     -   the volume and timing of orders within the quarter;

     -   the tendency of sales to occur late in fiscal quarters; and

     -   our fulfillment of orders received within the quarter.


     A significant portion of our product sales occur in the final two weeks of each fiscal quarter. Any delay in the shipment of products prior to the end of the quarter may result in decreased revenues for the quarter. Additionally, intense competition and budgetary constraints placed upon our customers typically increase during the final two weeks of a fiscal quarter and may adversely affect the revenues for that quarter.

     In addition, our expense levels are based in part on our expectations of future orders and sales, which are extremely difficult to predict. A substantial portion of our operating expenses is related to personnel, facilities and equipment, and sales and marketing programs. Accordingly, we may not be able to adjust our fixed expenses quickly enough to address any significant shortfall in demand for our products in relation to our expectations.

     Due to all of the foregoing factors, we believe that our quarterly operating results are likely to vary significantly in the future. Therefore, in some future quarter our results of operations may fall below the expectations of securities analysts and investors. In such event, the trading price of our common stock will likely suffer.

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

     A considerable portion of our revenues is generated from sales of products that manage both the fault and performance aspects of software applications and systems. This market is very competitive and we are in direct competition with larger companies with substantially greater resources. These larger companies are able to devote considerable resources to the development of competitive products and the creation and maintenance of direct and indirect sales channels. The continued presence of these larger companies in this market may impact our ability to retain or increase our market share.

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

WE MAY NEED FUTURE CAPITAL FUNDING.

     We plan to continue to expend substantial funds on the continued development, marketing, and sale of the eHealth(TM) product family. We cannot ensure that our existing capital resources including the proceeds from our initial public offering during October 1997, and any funds that may be generated from future operations together will be sufficient to finance our future operations or that other sources of funding will be available on terms acceptable to us, if at all. In addition, future sales of substantial amounts of our securities in the public market could adversely affect prevailing market prices and could impair our future ability to raise capital through the sale of our securities.

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

ANY ANNOUNCEMENTS BY COMPANIES CITING ACCOUNTING IMPROPRIETIES MAY ADVERSELY IMPACT OUR REVENUES.

     The announcement by a large American telecommunications firm near the end of the fiscal quarter that it had improperly accounted for some expenses created uncertainties for some of our customers. Specifically, banks holding debt for this telecommunications company reduced expenditures to mitigate the exposure created by the telecommunications company's actions. The Company's sales suffered in the final weeks of the quarter as many of our customers considerably decreased, postponed or potentially canceled IT infrastructure purchases due to this uncertainty. It is likely that similar announcements by other companies would impact the Company's future sales.

THE IMPACT OF THE RECENT TERRORIST ATTACKS AND THE RISK OF FUTURE TERRORIST ATTACKS MAY ADVERSELY IMPACT OUR REVENUES.

     The tragic events of September 11, 2001 impacted our sales to companies in the New York City area and our sales to the United States government. These markets have not yet recovered from the events of September 11, 2001 and it is impossible to determine when, and if, they will recover. Sales in the New York City area and sales to the United States government are a significant source of revenues for us and our business may be adversely affected as these areas recover. Additionally, recent terrorist warnings, both in the United States and internationally, suggest the possibility of future terrorist attacks. As we sell products both in the United States and internationally, the occurrence of future terrorist attacks may adversely affect our business.

OUR SUCCESS IS DEPENDENT UPON SALES TO TELECOMMUNICATION CARRIERS, SERVICE PROVIDERS, AND ENTERPRISE CUSTOMERS.

     We derive and likely will continue to derive a significant portion of our revenues from the sales of our products to telecommunication carriers, service providers, and enterprise customers. These markets worldwide have suffered from a turbulent economy during 2000, 2001 and 2002, turbulence that has been exacerbated by the tragic events of September 11, 2001 and their aftermath. We have been negatively affected by the downturn in capital spending within these markets. The volume of sales of our products and services to telecommunication carriers, service providers, and enterprise customers may increase slower than we expect or may decrease.

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

     -   changes in customer demands; and

     -   evolving industry standards.

     The introduction of products embodying new technologies and the emergence of new industry standards can render existing products and integrated solutions obsolete and unmarketable. Our eHealth(TM) - Network product's analysis and reporting, as well as the quality of its reports, depends upon its utilization of the industry-standard Simple Network Management Protocol ("SNMP") and the data resident in conventional Management Information Bases ("MIBs"). Any change in these industry standards, the development of vendor-specific proprietary MIB technology, or the emergence of new network technologies could affect the compatibility of our eHealth(TM) - Network products with these devices, which in turn could affect its analysis and generation of comprehensive reports or the quality of the reports. Similarly, our Live Health(TM) - Fault Manager product receives only SNMP traps from failing devices, systems, and applications. Any change in these industry standards could hinder the effectiveness of this product. Furthermore, although our eHealth(TM) Suite of products currently runs on industry-standard UNIX operating systems and Windows NT, any significant change in industry-standard operating systems could affect the demand for, or the pricing of, our products and solutions and those of our competitors.

WE RELY ON STRATEGIC PARTNERS AND OTHER EVOLVING DISTRIBUTION CHANNELS.

     Our distribution strategy is to develop multiple distribution channels, including sales through:

     -   strategic marketing partners;

     -   value added resellers;

     -   system integrators;

     -   telecommunication carriers;

     -   original equipment manufacturers; and

     -   independent software vendors and international distributors.


     We have developed a number of these relationships and intend to continue to develop new "channel partner" relationships. Our success will depend in large part on our development of these additional distribution relationships and on the performance and success of these third parties, particularly telecommunication carriers and other network service providers. We sell our products in the United States through both direct sales to customers and indirect sales to customers through our channel partners. Internationally, we sell our products almost exclusively through indirect sales via our channel partners. Our international channel partners are located in Europe, the Middle East, Africa, Asia, and North and South America and are subject to local laws, regulations, and customs that may make it difficult to accurately assess the potential revenues that can be generated from a certain market. Our success depends upon our ability to attract and retain valuable channel partners and to accurately assess the size and vitality of the markets in which our products are sold. While we have implemented policies and procedures to achieve this, we cannot predict the extent to which we are able to attract and retain valuable channel partners. Additionally, our channel partners may not be successful in marketing and selling our products. We may:

     -   fail to attract important and effective channel partners;

     - fail to penetrate our targeted market segments through the use of channel partners; or

     - lose any of our channel partners, as a result of competitive products offered by other companies, or products developed internally by these channel partners or otherwise.

WE MAY FAIL TO MANAGE SUCCESSFULLY OUR GROWTH.

     We have experienced reductions in our sales and operations personnel; our products have become increasingly complex; and our product distribution channels are being developed and expanded. The rapid evolution of our markets and the increasing complexity of our products has placed, and is likely to continue to place, significant strains on our administrative, operational, and financial resources and increase demands on our internal systems, procedures, and controls that may impact our ability to grow our business.

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

WE MAY NOT HAVE SUFFICIENT PROTECTION AGAINST PRODUCT LIABILITY CLAIMS.

     Because our products are used by our customers to identify and predict current and future application, system, and network problems and to avoid failures of the network to support critical business functions, design defects, software errors, misuse of our products, incorrect data from network elements, or other potential problems, within or out of our control, may arise from the use of our products and could result in financial or other damages to our customers. While we do not maintain product liability insurance, our license agreements with our customers typically contain provisions designed to limit our exposure to potential claims as well as any liabilities arising from such claims. As a matter of practice, our license agreements limit our liability in regards to product liability claims, and in many agreements, our maximum liability for product liability claims is limited to the equivalent of the cost of the products licensed under that agreement. However, any litigation or similar procedure related to a product liability claim may require considerable resources to be expended that could adversely affect our business and financial condition and decrease future revenues.

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

                          CONCORD COMMUNICATIONS, INC.
                            FORM 10-Q, JUNE 30, 2002

                           PART II: OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

     The Company is not a party to any litigation that it believes could have a material adverse effect on the business, results of operations and financial condition of the Company.


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     (a) Issuance of Securities

     On February 4, 2000, the Company completed a merger with FirstSense Software, Inc. The Company has reserved for issuance in connection with the merger, 1,940,000 shares of Concord Common Stock and has issued 1,799,000 of such shares. The Company issued the shares in a private placement transaction pursuant to Section 4(2) under the Securities Act of 1933. The merger was accounted for as a pooling of interests. The Company filed a Form S-3 Registration Statement to cover the resale of the securities issued in the merger.

     (b) Use of Proceeds

     On October 16, 1997, the Company commenced an initial public offering ("IPO") of 2,900,000 shares of common stock, par value $.01 per share (the "Common Stock"), of the Company pursuant to the Company's final prospectus dated October 15, 1997 (the "Prospectus"). The Prospectus was contained in the Company's Registration Statement on Form S-1, which was declared effective by the Securities and Exchange Commission (SEC File No. 333-33227) on October 15, 1997. Of the 2,900,000 shares of Common Stock offered, 2,300,000 shares were offered and sold by the Company and 600,000 shares were offered and sold by certain shareholders of the Company. As part of the IPO, the Company granted the several underwriters an over allotment option to purchase up to an additional 435,000 shares of Common Stock (the "Underwriters' Option"). The IPO closed on October 21, 1997 upon the sale of 2,900,000 shares of Common Stock to the underwriters. On October 24, 1997, the Representatives, on behalf of the several underwriters, exercised the Underwriters' Option, purchasing 435,000 additional shares of Common Stock from the Company. The aggregate offering price of the shares of Common stock in the IPO to the public was $40,600,000 (exclusive of the Underwriters' Option), with proceeds to the Company and selling shareholders, after deduction of the underwriting discount, of $29,946,000 (before deducting offering expenses payable by the Company) and $7,812,000 respectively. The aggregate offering price of the Underwriters' Option exercised was $6,090,000, with proceeds to the Company, after deduction of the underwriting discount, of $5,663,700 (before deducting offering expenses payable by the Company). The aggregate amount of expenses incurred by the Company in connection with the issuance and distribution of the shares of Common Stock offered and sold in the IPO were approximately $3.6 million, including $2.7 million in underwriting discounts and commissions and $950,000 in other offering expenses. The net proceeds to the Company from the IPO, after deducting underwriting discounts and commissions and other offering expenses were approximately $34.7 million. To date, the Company has not utilized any of the net proceeds from the IPO. The Company has invested all such net proceeds primarily in US treasury obligations and other interest bearing investment grade securities.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable


ITEM 5. OTHER INFORMATION

     Not Applicable


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

     The exhibits listed in the accompanying Exhibit Index on page 32 and 33 are filed or incorporated by reference as part of this Report.

(b) Reports on Form 8-K

     A report on Form 8-K was filed with the Commission on June 14, 2002 to report that the Company dismissed Arthur Andersen LLP as the Company's independent certifying accountants. The Company also reported that it engaged PricewaterhouseCoopers LLP as its independent certifying accountants for the year ending December 31, 2002.

                          CONCORD COMMUNICATIONS, INC.
                            FORM 10-Q, JUNE 30, 2002

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       Concord Communications, Inc.

                                       /s/   Melissa H. Cruz
                                       -----------------------------------------
August 9, 2002                          Name:  Melissa H. Cruz
                                       Title: Executive Vice President,
                                              Business Services and Chief
                                              Financial Officer

                                              (Principal Financial Officer and
                                              Principal Accounting Officer)

    CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Concord Communications, Inc. (the "Company") on Form 10-Q for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, John A. Blaeser, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



/s/ John A. Blaeser
John A. Blaeser
President and Chief Executive Officer
August 9, 2002

    CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Concord Communications, Inc. (the "Company") on Form 10-Q for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Melissa
H. Cruz, Executive Vice President, Business Services and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



/s/ Melissa H. Cruz
Melissa H. Cruz
Executive Vice President, Business Services and
Chief Financial Officer
August 9, 2002

                          CONCORD COMMUNICATIONS, INC.
                            FORM 10-Q, JUNE 30, 2002
                                  EXHIBIT INDEX


     EXHIBIT NO.  DESCRIPTION                                                   SEC DOCUMENT REFERENCE
     -----------  -----------                                                   ----------------------
         3.01     Restated Articles of Organization of the Company              Exhibit No. 3.01 on Form 10-K, for
                                                                                the period ended December 31, 1997
         3.02     Restated By-laws of the Company                               Exhibit No. 3.02 on Form 10-K, for
                                                                                the period ended December 31, 1998
        10.01     Working Capital Loan Agreement between the Company and        Exhibit No. 10.01 to Registration
                  Silicon Valley Bank dated April 3, 1997                       Statement on Form S-1 (No.
                                                                                333-33227)
        10.02     Revolving Promissory Note made by the Company in favor of     Exhibit No. 10.02 to Registration
                  Silicon Valley Bank                                           Statement on Form S-1 (No.
                                                                                333-33227)
        10.03     Equipment Line of Credit Letter Agreement between the         Exhibit No. 10.03 to Registration
                  Company and Fleet Bank dated as of June 9, 1997               Statement on Form  S-1 (No.
                                                                                333-33227)
        10.04     1995 Stock Plan of the Company                                Exhibit No. 10.04 to Registration
                                                                                Statement on Form S-1 (No.
                                                                                333-33227)
        10.05     1997 Stock Plan of the Company                                Exhibit No. 10.01 on Form 10-Q, for
                                                                                the period ended June 30, 1998
        10.06     1997 Stock Plan of the Company, as amended on March 12,       Exhibit No. 10.06 on Form 10-K, for
                  1998, March 1, 1999, May 15, 1999 and March 8, 2000           the period ended December 31, 2000
        10.07     1997 Employee Stock Purchase Plan of the Company              Exhibit No. 10.06 to Registration
                                                                                Statement on Form S-1 (No.
                                                                                333-33227)
      * 10.08     1997 Non-Employee Director Stock Option Plan as amended       Exhibit No. 10.08 to Current Report
                  on  March 12, 1998, March 8, 2000, April 25, 2001 and         on Form 10-Q
                  February 6, 2002
        10.09     The Profit Sharing/401(K) Plan of the Company                 Exhibit No. 10.08 to Registration
                                                                                Statement on Form S-1 (No.
                                                                                333-33227)
        10.10     Lease Agreement between the Company and John Hancock Mutual   Exhibit No. 10.09 to Registration
                  Life  Insurance Company dated March 17, 1994, as amended on   Statement on Form S-1 (No.
                  March 25, 1997                                                333-33227)
        10.11     First Amendment to Lease Agreement between the Company and    Exhibit No. 10.10 to Registration
                  John Hancock Mutual Life Insurance Company dated March 25,    Statement on Form S-1 (No.
                  1997                                                          333-33227)
        10.12     Form of Indemnification Agreement for directors and           Exhibit No. 10.11 to Registration
                  officers of the Company                                       Statement on Form S-1 (No.
                                                                                333-33227)
        10.13     Restated Common Stock Registration Rights Agreement between   Exhibit No. 10.12 to Registration
                  the Company and certain investors dated August 7, 1986        Statement on Form S-1 (No.
                                                                                333-33227)
        10.14     Amended and Restated Registration Rights Agreement between    Exhibit No. 10.13 to Registration
                  the Company and certain investors dated December 28, 1995     Statement on Form S-1 (No.
                                                                                333-33227)
        10.15     Management Change in Control Agreement between the Company    Exhibit No. 10.14 to Registration
                  and John A. Blaeser dated as of August 7, 1997                Statement on Form S-1 (No.
                                                                                333-33227)
        10.16     Management Change in Control Agreement between the Company    Exhibit No. 10.15 to Registration
                  and Kevin J. Conklin dated as of July 23, 1997                Statement on Form S-1 (No.
                                                                                333-33227)
        10.17     Management Change in Control Agreement between the Company    Exhibit No. 10.16 to Registration
                  and Ferdinand Engel dated as of July 23, 1997                 Statement on Form S-1 (No.
                                                                                333-33227)
        10.18     Management Change in Control Agreement between the Company    Exhibit No. 10.17 to Registration
                  and Gary E. Haroian dated as of July 23, 1997                 Statement on Form S-1 (No.
                                                                                333-33227)
        10.19     Management Change in Control Agreement between the Company    Exhibit  No. 10.18 on Form 10-Q
                  and Melissa H. Cruz dated as of June 12, 2000                 filed on August 14, 2000
        10.20     Management Change in Control Agreement between the Company    Exhibit No. 10.18 to Registration
                  and Daniel D. Phillips, Jr. dated as of July 23, 1997         Statement on Form S-1 (No.
                                                                                333-33227)
        10.21     Stock Option Agreement dated January 1, 1996 between the      Exhibit No. 10.19 to Registration
                  Company and John A. Blaeser                                   Statement on Form S-1 (No.
                                                                                333-33227)
        10.22     Stock Option Agreement dated January 1, 1996 between the      Exhibit No. 10.20 to Registration
                  Company and John A. Blaeser                                   Statement on Form S-1 (No.
                                                                                333-33227)
        10.23     Letter Agreement between the Company and Silicon Valley       Exhibit No. 10.21 to Registration
                  Bank dated  March 25, 1996 together with the Loan             Statement on Form S-1 (No.
                  Modification Agreement dated November 14, 1996                333-33227)
        10.24     Form of Shrink-Wrap License                                   Exhibit No. 10.22 to Registration
                                                                                Statement on Form S-1 (No.
                                                                                333-33227)
        10.25     Agreement and Plan of Reorganization dated as of October      Exhibit No. 2.1 on Form 8-K filed
                  19, 1999 by and among Concord Communications, Inc., E         on November 12, 1999
                  Acquisition Corp., Empire Technologies,  Inc. and the
                  stockholders of Empire Technologies, Inc.
        10.26     Agreement and Plan of Reorganization dated as of January      Exhibit No. 2.1 on Form 8-K filed
                  20, 2000 by and among Concord Communications, Inc., F         on February 10, 2000
                  Acquisition Corp., and FirstSense Software, Inc.
        10.27     Registration Rights Agreement dated as of February 4, 2000    Exhibit No. 99.1 on Form 8-K filed
                  by and among Concord Communications, Inc. and Timothy         on February 10, 2000
                  Barrows, as Securityholder Agent
        10.28     2000 Non-Executive Employee Equity Incentive Plan             Exhibit 10.28 on Form 10-K, for the
                                                                                period ended December 31, 2000



                                  EXHIBIT INDEX

     EXHIBIT NO.  DESCRIPTION                                                   SEC DOCUMENT REFERENCE
     -----------  -----------                                                   ----------------------
           10.29  Management Change in Control Agreement between the Company    Exhibit No. 10.29 on Form 10-Q
                  and Ellen Kokos dated as of February 2, 2001                  filed on May 9, 2001
           10.30  Management Change in Control Agreement between the Company    Exhibit No. 10.30 on Form 10-Q
                  and John F. Hamilton dated as of April 16, 2001               filed July 31, 2001
           10.31  2001 Non-Executive Employee Stock Purchase Plan               Exhibit No. 10.31 on Form 10-Q
                                                                                filed on November 5, 2001
          *10.32  Management Agreement between the Company and John Hamilton    Exhibit No. 10.32 to Current Report
                  dated May 6, 2002                                             on Form 10-Q
           21.01  Subsidiaries of the Company
           23.01  Consent of Arthur Andersen LLP
           23.02  Consent of KPMG LLP

* filed herewith