Form 10-Q/A
period 2002-06-30
CONCORD COMMUNICATIONS INC
filed 2002-08-13
CIK 915290

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON DC 20549


                                FORM 10-Q/A

                               AMENDMENT NO. 1

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

This amendment to the Registrant's Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 2002, filed August 9, 2002, corrects the following errors:

     -- Weighted average common shares outstanding for the six months ended June
        30, 2002 as reflected in Note 2 "Basic and Diluted Income/Loss Per Common Share" to the Condensed Consolidated Financial Statements, and

     -- Total revenues for the three months ended June 30, 2002 as reflected in the table presenting approximate revenues by major geographical regions in Note 4 "Segment Reporting and International information" to the Condensed Consolidated Financial Statements.

These changes were required to correct errors occurring during the conversion of our information into EDGARized formats at our outside printers. With the exception of the correction of the two errors noted above, all information contained in this amended Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 2002, has not been revised.

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
                                                                   ============       ============

Supplemental Disclosure of Noncash Transactions:
  Reversal of deferred compensation related to forfeitures
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

     Calculation of the basic and diluted net income (loss) per share and potential common share are as follows:

                                                                         THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                    ---------------------------    --------------------------
                                                                      JUNE 30,       JUNE 30,       JUNE 30,       JUNE 30,
                                                                        2002           2001           2002           2001
                                                                    -----------    ------------    -----------   ------------
NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS                 $   395,072    $ (3,445,589)   $   884,346   $ (8,811,093)
                                                                    ===========    ============    ===========   ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                           17,017,410      16,672,323     16,974,305     16,616,432
POTENTIAL COMMON SHARES PURSUANT TO STOCK OPTIONS                       843,617              --        995,543             --
                                                                    -----------    ------------    -----------   ------------
DILUTED WEIGHTED AVERAGE SHARES                                      17,861,027      16,672,323     17,969,848     16,616,432
                                                                    ===========    ============    ===========   ============

BASIC NET INCOME (LOSS) PER COMMON SHARE                                   0.02           (0.21)          0.05          (0.53)
                                                                    ===========    ============    ===========   ============
DILUTED NET INCOME (LOSS) PER COMMON AND POTENTIAL COMMON SHARE            0.02           (0.21)          0.05          (0.53)
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

     The following table presents the approximate revenues by major geographical regions:


                               THREE MONTHS ENDED                 SIX MONTHS ENDED
                           -----------------------------    ----------------------------
                             JUNE 30,         JUNE 30,        JUNE 30,        JUNE 30,
                               2002             2001            2002           2001
                           -----------      ------------    ------------    ------------
United States              $14,660,000      $ 13,534,000    $ 29,356,000    $ 26,578,000
Europe                       5,504,000         4,904,000      10,899,000       9,053,000
Rest of the World            2,787,000         3,176,000       6,933,000       6,414,000
                           -----------      ------------    ------------    ------------
Total                      $22,951,000      $ 21,614,000    $ 47,188,000    $ 42,045,000
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


                                       Concord Communications, Inc.

                                       /s/   Melissa H. Cruz
                                       -----------------------------------------
August 13, 2002                        Name:  Melissa H. Cruz
                                       Title: Executive Vice President,
                                              Business Services and Chief
                                              Financial Officer

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



/s/ John A. Blaeser
John A. Blaeser
President and Chief Executive Officer
August 13, 2002

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



/s/ Melissa H. Cruz
Melissa H. Cruz
Executive Vice President, Business Services and
Chief Financial Officer
August 13, 2002

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