Form 10-Q
period 2002-09-30
CONCORD COMMUNICATIONS INC
filed 2002-11-04
CIK 915290

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended September 30, 2002.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from ____________ to_____________


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

                               YES X           NO

17,113,875 SHARES OF THE REGISTRANT'S COMMON STOCK, $0.01 PAR VALUE, WERE OUTSTANDING AS OF OCTOBER 30, 2002.

                        THIS DOCUMENT CONTAINS 40 PAGES.
                        THE EXHIBIT INDEX IS ON PAGE 36.

                          CONCORD COMMUNICATIONS, INC.

                          FORM 10-Q, SEPTEMBER 30, 2002

                                    CONTENTS

                                                                            PAGE
                                                                            ----
                          PART I: FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

            Condensed Consolidated Balance Sheets:
            September 30, 2002 and December 31, 2001                           3

            Condensed Consolidated Statements of Operations:
            Three and nine months ended September 30, 2002
            and September 30, 2001                                             4

            Condensed Consolidated Statements of Cash Flows:
            Nine months ended September 30, 2002
            and September 30, 2001                                             5

            Notes to Condensed Consolidated Financial Statements            6-10

Item 2. Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                      11-26

Item 3. Quantitative and Qualitative Disclosures about Market Risk            27

Item 4. Controls and Procedures                                               28

                           PART II: OTHER INFORMATION

Item 1. Legal Proceedings                                                     29

Item 2. Changes in Securities and Use of Proceeds                             29

Item 3. Defaults Upon Senior Securities                                       29

Item 4. Submission of Matters to a Vote of Security Holders                   29

Item 5. Other Information                                                     30

Item 6. Exhibits and Reports on Form 8-K                                      30

SIGNATURE                                                                     31

CERTIFICATIONS                                                             32-35

EXHIBIT INDEX                                                              36-37

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          CONCORD COMMUNICATIONS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                            SEPTEMBER 30,     DECEMBER 31,
                                                                                2002             2001
                                                                                ----             ----
                                     ASSETS
Current Assets:
    Cash and cash equivalents                                               $  8,680,564     $  9,010,811
    Marketable securities                                                     62,809,802       59,333,068
    Restricted cash                                                              938,576               --
    Accounts receivable, net of allowance of $1,369,295 and $1,409,835
      at September 30, 2002 and December 31, 2001, respectively               18,697,277       16,537,131
    Prepaid expenses and other current assets                                  2,650,452        3,057,797
                                                                            ------------     ------------
        Total current assets                                                  93,776,671       87,938,807
                                                                            ------------     ------------
Equipment and improvements, at cost:
    Equipment                                                                 22,400,710       19,636,704
    Leasehold improvements                                                     6,081,378        5,956,710
                                                                            ------------     ------------
                                                                              28,482,088       25,593,414
    Less-- accumulated depreciation and amortization                          19,341,448       14,798,688
                                                                            ------------     ------------
                                                                               9,140,640       10,794,726
                                                                            ------------     ------------
Deferred tax asset                                                             3,500,000        3,500,000
Other long-term assets                                                           240,623          246,655
                                                                            ------------     ------------
                                                                               3,740,623        3,746,655
                                                                            ------------     ------------
                        Total assets                                        $106,657,934     $102,480,188
                                                                            ============     ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Accounts payable                                                        $  2,759,692     $  3,553,417
    Accrued expenses                                                          12,852,274       13,278,825
    Deferred revenue                                                          24,644,888       22,141,078
                                                                            ------------     ------------
        Total current liabilities                                             40,256,854       38,973,320
                                                                            ------------     ------------
Stockholders' Equity:
    Common stock, $0.01 par value:
    Authorized-- 50,000,000 shares
    Issued and outstanding-- 17,111,903 and 16,901,193 shares
        at September 30, 2002 and December 31, 2001, respectively                171,119          169,012
    Additional paid-in capital                                                98,063,347       96,365,287
    Deferred compensation                                                        (91,341)        (241,547)
    Accumulated other comprehensive income                                     1,488,091        1,892,264
    Accumulated deficit                                                      (33,230,136)     (34,678,148)
                                                                            ------------     ------------
        Total stockholders' equity                                            66,401,080       63,506,868
                                                                            ------------     ------------
                        Total liabilities and stockholders' equity          $106,657,934     $102,480,188
                                                                            ============     ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                          CONCORD COMMUNICATIONS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                   THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                   ------------------                 -----------------
                                                             SEPTEMBER 30,   SEPTEMBER 30,    SEPTEMBER 30,     SEPTEMBER 30,
                                                                 2002            2001             2002              2001
                                                                 ----            ----             ----              ----
Revenues:
     License revenues                                        $12,201,638     $13,207,481      $38,520,251      $ 39,759,656
     Service revenues                                         10,852,119       8,632,804       31,721,899        24,125,715
                                                             -----------     -----------      -----------      ------------
          Total revenues                                      23,053,757      21,840,285       70,242,150        63,885,371
Cost of Revenues
     Cost of license revenues                                    469,322         381,332        1,430,071         1,660,901
     Cost of service revenues                                  3,781,787       3,722,142       11,321,745        11,799,437
                                                             -----------     -----------      -----------      ------------
          Total cost of revenues                               4,251,109       4,103,474       12,751,816        13,460,338
                                                             -----------     -----------      -----------      ------------
             Gross profit                                     18,802,648      17,736,811       57,490,334        50,425,033
                                                             -----------     -----------      -----------      ------------
Operating Expenses:
     Research and development                                  5,258,779       6,030,382       16,445,438        18,716,078
     Sales and marketing                                      11,818,136      12,872,464       35,842,755        38,178,493
     General and administrative                                1,742,436       2,029,605        5,569,231         6,821,317
     Stock-based compensation                                     25,289          41,360           84,997           281,790
                                                             -----------     -----------      -----------      ------------
          Total operating expenses                            18,844,640      20,973,811       57,942,421        63,997,678
                                                             -----------     -----------      -----------      ------------
             Operating loss                                      (41,992)     (3,237,000)        (452,087)      (13,572,645)
Other Income (Expense)
     Interest income                                             816,929         886,694        2,395,837         2,547,459
     Other (expense) income                                      (75,707)          4,171         (120,530)          (45,745)
                                                             -----------     -----------      -----------      ------------
          Total other income, net                                741,222         890,865        2,275,307         2,501,714
                                                             -----------     -----------      -----------      ------------
          Income (loss) before income taxes                      699,230      (2,346,135)       1,823,220       (11,070,931)
Provision for income taxes                                       135,565          25,000          375,208           111,298
                                                             -----------     -----------      -----------      ------------
Net income (loss)                                            $   563,665     $(2,371,135)     $ 1,448,012      $(11,182,229)
                                                             ===========     ===========      ===========      ============
Net income (loss) per common and potential common share:

  Basic                                                      $      0.03     $     (0.14)     $      0.09      $      (0.67)
                                                             ===========     ===========      ===========      ============
  Diluted                                                    $      0.03     $     (0.14)     $      0.08      $      (0.67)
                                                             ===========     ===========      ===========      ============
Weighted average common and potential common
        shares outstanding:
  Basic                                                       17,104,224      16,699,679       17,017,611        16,644,181
                                                             ===========     ===========      ===========      ============
  Diluted                                                     17,275,667      16,699,679       17,749,296        16,644,181
                                                             ===========     ===========      ===========      ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                          CONCORD COMMUNICATIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                        NINE MONTHS ENDED
                                                                        -----------------
                                                                SEPTEMBER 30,      SEPTEMBER 30,
                                                                    2002               2001
                                                                    ----               ----
Cash Flows from Operating Activities:
    Net income (loss)                                           $  1,448,012       $(11,182,229)
    Adjustments to reconcile net income (loss) to net cash
         provided by operating activities:
      Depreciation and amortization                                4,542,760          4,612,633
      Stock-based compensation                                        84,997            281,790
      Changes in current assets and liabilities:
         Accounts receivable                                      (2,160,146)         4,576,769
         Prepaid expenses and other current assets                   407,345           (660,458)
         Accounts payable                                           (793,725)           148,315
         Accrued expenses                                         (1,418,611)         3,010,043
         Deferred revenue                                          2,503,810          5,041,563
                                                                ------------       ------------
           Net cash provided by operating activities               4,614,442          5,828,426
                                                                ------------       ------------
Cash Flows from Investing Activities:
  Purchases of equipment and improvements                         (2,888,674)        (3,563,454)
  Change in other assets                                               6,032            (13,160)
  Investments in marketable securities                            (9,776,647)       (14,922,327)
  Deposit of restricted cash                                        (938,576)                --
  Proceeds from sales of marketable securities                     6,887,800          9,730,811
                                                                ------------       ------------
           Net cash used in investing activities                  (6,710,065)        (8,768,130)
                                                                ------------       ------------
Cash Flows from Financing Activities:
  Proceeds from issuance of common stock                           1,765,376            781,055
                                                                ------------       ------------
           Net cash provided by financing activities               1,765,376            781,055
                                                                ------------       ------------
Net decrease in cash and cash equivalents                           (330,247)        (2,158,649)
Cash and cash equivalents, beginning of period                     9,010,811         10,725,265
                                                                ------------       ------------
Cash and cash equivalents, end of period                        $  8,680,564       $  8,566,616
                                                                ============       ============
Supplemental Disclosure of Cash Flow Information:
  Cash paid for taxes                                           $    186,405       $    245,602
                                                                ============       ============
Supplemental Disclosure of Noncash Transactions:
  Reversal of deferred compensation related to forfeitures
           of stock options                                     $    (65,209)      $ (1,129,486)
                                                                ============       ============
  Retirement of fully depreciated assets                        $         --       $    343,467
                                                                ============       ============
  Unrealized gain on available-for-sale securities              $    587,886       $  2,089,097
                                                                ============       ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                          CONCORD COMMUNICATIONS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                          FORM 10-Q, SEPTEMBER 30, 2002

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of Presentation

      The accompanying condensed consolidated financial statements have been presented by Concord Communications, Inc. (the "Company" or "Concord") unaudited (except the balance sheet information as of December 31, 2001 which has been derived from audited financial statements) in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Regulation S-X pertaining to interim financial statements. Accordingly, these interim financial statements do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The financial statements reflect all adjustments and accruals of a normal recurring nature, which management considers necessary for a fair presentation of the Company's financial position as of September 30, 2002 and December 31, 2001, and the Company's results of operations for the three and nine months ended September 30, 2002 and 2001. The results for the interim periods presented are not necessarily indicative of results to be expected for any future period. The financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's 2001 Annual Report on Form 10-K filed with the Securities and Exchange Commission in March 2002.

(b) Principles of Consolidation

      The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

(c) Cash, Cash Equivalents and Marketable Securities

      The Company follows the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company has classified its marketable securities as available-for-sale and recorded them at fair value, with the unrealized gains and losses reported as a separate component of stockholders' equity until realized. The Company considers highly liquid investments, purchased with an original maturity of 90 days or less, to be cash equivalents. Cash and cash equivalents were $8,680,564 and $9,010,811 at September 30, 2002 and December 31, 2001, respectively, and consisted primarily of money market funds.

(d) Restricted Cash

      Restricted cash totaling $938,576 at September 30, 2002 consists of money market funds held in the Company's name and custodied with a major financial institution. Such funds are being used as collateral under a letter of credit arrangement with a Company supplier.

(e) Revenue Recognition

      The Company's revenues consist of software license revenues and service revenues. Software license revenues are recognized in accordance with the American Institute of Certified Public Accountants' Statement of Position ("SOP") 97-2, Software Revenue Recognition, as modified by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition with respect to Certain Transactions. Under SOP 97-2, software license revenues are recognized upon execution of a contract and delivery of software, provided that the license fee is fixed or determinable, no significant production, modification or customization of the software is required and collection is considered reasonably assured by management. Revenues under multiple-element arrangements, which typically include software products, services and maintenance sold together, are allocated to each element using the residual method in accordance with SOP 98-9. Under the residual method, the fair value of the undelivered elements is deferred and subsequently recognized when these elements are delivered. The Company has established sufficient vendor specific objective evidence for professional services, training, and maintenance and customer support services based on the price charged when these elements are sold separately. Accordingly, software license revenues are recognized under the residual method in arrangements in which software is licensed with professional services, training, and maintenance and customer support services.

      Service revenues include professional services, training and maintenance and customer support fees. Professional services are not essential to the functionality of the other elements in an arrangement and are accounted for separately. Service revenues are recognized as the services are performed.

      Maintenance revenues, a component of service revenues, are derived from customer support agreements generally entered into in connection with initial software license sales and subsequent renewals. Maintenance and customer support fees include the right to unspecified upgrades on a when-and-if-available basis and ongoing technical support. Maintenance revenues are recognized ratably over the term of the maintenance period. Payments for maintenance fees are generally made in advance and are included in deferred revenue. As of September 30, 2002 and December 31, 2001, deferred revenue includes approximately $19.3 million and $17.1 million, respectively, of deferred maintenance revenues.

(f) Use of Estimates in the Preparation of Financial Statements

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(g) Financial Instruments, Concentration of Credit Risk and Significant
Customers

      The Company has estimated the fair value of financial instruments using available market information and appropriate valuation methodologies. The carrying values of cash, cash equivalents, restricted cash, marketable securities, accounts receivable, accounts payable, and accrued expenses approximate fair market value due to the short-term nature of these financial instruments. Financial instruments that potentially subject the Company to concentrations of credit risk are principally cash, cash equivalents, restricted cash, marketable securities and accounts receivable. The Company has no significant off-balance-sheet or concentration of credit risk exposure such as foreign exchange contracts or option contracts. The Company maintains its cash, cash equivalents, restricted cash and marketable securities with established financial institutions. Concentration of credit risk with respect to accounts receivable is limited to certain customers to whom the Company makes substantial sales. To reduce its credit risk, the Company routinely assesses the financial strength of its customers. The Company maintains an allowance for potential credit losses but historically has not experienced any significant losses related to individual customers or groups of customers in any particular industry or geographic area. No individual customer or reseller accounted for more than 10% of revenues for the three and nine months ended September 30, 2002 or September 30, 2001. No one customer or reseller accounted for more than 10% of accounts receivable as of September 30, 2002. One customer, a reseller in South America, accounted for 13.4% of accounts receivable at December 31, 2001; a total of 7.2% of the receivables from this customer was included in the Company's deferred revenue at December 31, 2001. As of September 30, 2002, this customer represented 3.0% of accounts receivable.

(h) Derivative Financial Instruments

      The Company uses forward contracts to reduce its exposure to foreign currency risk and variability in operating results due to fluctuations in exchange rates underlying the value of accounts receivable denominated in foreign currencies until such receivables are collected. A forward contract obligates the Company to exchange predetermined amounts of specified foreign currencies at specified exchange rates on specified dates. These foreign currency forward exchange contracts are denominated in the same currency in which the underlying foreign currency receivables are denominated and bear a contract value and maturity date that approximate the value and expected settlement date, respectively, of the underlying transactions. For contracts that are designated and effective as hedges, unrealized gains and losses on open contracts at the end of each accounting period, resulting from changes in the fair value of these contracts, are recognized in earnings in the same period as gains and losses on the underlying foreign denominated receivables or payables are recognized and generally offset. Gains and losses on forward contracts and foreign denominated receivables are included in other income (expense), net. The Company does not enter into or hold derivatives for trading or speculative purposes and only enters into contracts with highly rated financial institutions.

      At September 30, 2002, the Company had one forward contract outstanding, which is presented in the table below. The notional exchange rate is quoted using market conventions where the currency is expressed in currency units per U.S. dollar.

                                                                             Fair
                                                                             Market
                         Maturity      Notional        Notional           Value as of
Currency    Position     Date           Amount       Exchange Rate     September 30, 2002
--------    --------     -----          ------       -------------     ------------------
Euro        Sell         10/28/02      $486,169         0.9715              $472,314

(i) Reclassifications

      Certain amounts in the prior period's financial statements have been reclassified to conform to the current period's presentation.

2. BASIC AND DILUTED INCOME/LOSS PER COMMON SHARE

      The Company computes earnings per share following the provisions of SFAS No. 128, Earnings per Share. SFAS No. 128 establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. Basic net income (loss) per share is computed using the weighted-average number of common shares outstanding for a period. Diluted net income (loss) per share is computed using the weighted-average number of common and dilutive common-equivalent shares outstanding for the period. Diluted net loss per common share is the same as basic net loss per common share for the three and nine months ended September 30, 2001, as the effects of potential common stock are antidilutive. Dilutive common-equivalent shares primarily consist of employee stock options. The dilutive effect of outstanding stock options is computed using the treasury stock method. For the three and nine months ended September 30, 2002, employee stock options to purchase 3,142,910 and 2,107,830 shares, respectively, were outstanding but not included in the diluted weighted-average share calculation as their effects would have been antidilutive. For the three and nine months ended September 30, 2001, employee stock options to purchase 2,318,735 and 2,436,069 shares, respectively, were outstanding but not included in the diluted weighted-average share calculation as the effect would have been antidilutive as a result of the Company's reported loss for the periods.

      Calculation of the basic and diluted net income (loss) per share and potential common share are as follows:

                                                                         THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                         ------------------             -----------------
                                                                   September 30,   September 30,   September 30,   September 30,
                                                                       2002             2001           2002             2001
                                                                       ----             ----           ----             ----
Net income (loss) applicable to common stockholders                $   563,665      $(2,371,135)    $ 1,448,012    $(11,182,229)
                                                                   ===========      ===========     ===========    ============

Weighted average common shares outstanding                          17,104,224       16,699,679      17,017,611      16,644,181
Potential common shares pursuant to stock options                      171,443               --         731,685              --
                                                                   -----------      -----------     -----------    ------------
Diluted weighted average shares                                     17,275,667       16,699,679      17,749,296      16,644,181
                                                                   ===========      ===========     ===========    ============
Basic net income (loss) per common share                                  0.03            (0.14)           0.09           (0.67)
                                                                   ===========      ===========     ===========    ============
Diluted net income (loss) per common and potential common share           0.03            (0.14)           0.08           (0.67)
                                                                   ===========      ===========     ===========    ============

3. COMPREHENSIVE INCOME (LOSS)

      Comprehensive income (loss) for the three and nine months ended September 30, 2002 and 2001 is as follows:

                                                             THREE MONTHS ENDED                NINE MONTHS ENDED
                                                             ------------------                -----------------
                                                       SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,
                                                           2002             2001             2002             2001
                                                        ----------      -----------       ----------      ------------
Net income (loss) available to common stockholders      $  563,665      $(2,371,135)      $1,448,012      $(11,182,229)
Unrealized gain on marketable securities                   595,749        1,434,424          587,886         2,089,097
                                                        ----------      -----------       ----------      ------------
Comprehensive income (loss)                             $1,159,414      $  (936,711)      $2,035,898      $ (9,093,132)
                                                        ==========      ===========       ==========      ============

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

      The following table presents the approximate revenues by major geographical regions:

                             THREE MONTHS ENDED               NINE MONTHS ENDED
                             ------------------               -----------------
                      SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,     SEPTEMBER 30,
                           2002            2001             2002              2001
                           ----            ----             ----              ----
United States          $15,016,000      $12,951,000      $44,372,000      $39,545,000
Europe                   4,634,000        6,197,000       15,533,000       15,234,000
Rest of the World        3,404,000        2,692,000       10,337,000        9,106,000
                       -----------      -----------      -----------      -----------
Total                  $23,054,000      $21,840,000      $70,242,000      $63,885,000
                       ===========      ===========      ===========      ===========

      No one country, except the United States, accounts for greater than 10% of total revenues. Substantially all of the Company's assets are located in the United States.

      The Company's reportable segments are determined by customer type: managed service providers/telecommunications carriers (MSP/TC) and enterprise. The accounting policies of the segments are the same as those described in Note 1. The executive management committee evaluates segment performance based on revenues. Accordingly, all expenses are considered corporate level activities and are not allocated to segments. Also, the executive management committee does not assign assets to these segments.

      The table presents the approximate revenues by reportable segment:

                       THREE MONTHS ENDED              NINE MONTHS ENDED
                       ------------------              -----------------
               SEPTEMBER 30,     SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,
                   2002              2001             2002             2001
                   ----              ----             ----             ----
MSP/TC          $ 9,703,000      $10,461,000      $27,494,000      $29,393,000
Enterprise       13,351,000       11,379,000       42,748,000       34,492,000
                -----------      -----------      -----------      -----------
Total           $23,054,000      $21,840,000      $70,242,000      $63,885,000
                ===========      ===========      ===========      ===========

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

     In November 2001, the Emerging Issues Task Force issued EITF 01-14 relating to the accounting for reimbursements received for out-of-pocket expenses. In accordance with EITF 01-14, reimbursements received for out-of-pocket expenses incurred should be characterized as revenues in the statement of operations. The Company has historically accounted for reimbursements received for out-of-pocket expenses incurred as a reduction to cost of service revenues in the statement of operations to offset the costs incurred. The Company adopted EITF 01-14 on January 1, 2002, and comparative financial statements for prior periods have been reclassified to comply with the guidance in EITF 01-14. During the three and nine months ended September 30, 2002, reimbursed out-of-pocket expenses totaled $0 and $18,051, respectively. During the three and nine months ended September 30, 2001, reimbursed out-of-pocket expenses totaled $18,822 and $45,936, respectively. There was no impact on the gross profit as a percentage of total revenues or gross margin for the three and nine month periods ended September 30, 2002 or 2001.

                          CONCORD COMMUNICATIONS, INC.
                          FORM 10-Q, SEPTEMBER 30, 2002

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

      Concord develops, markets and supports the eHealth(TM) Suite of scalable information technology ("IT") infrastructure fault and performance management software solutions. Concord's eHealth(TM) Suite integrates fault and performance management of the systems, applications and networks that comprise today's IT infrastructure. Concord's solutions optimize the performance and availability of IT infrastructures on which enterprises, managed service providers and telecommunication carriers depend for their day-to-day business and operational success. Concord's software solutions monitor fault conditions throughout the infrastructure in real time; test availability and responsiveness of critical services; collect, consolidate, normalize and analyze a high volume of data from the IT infrastructure; alert IT personnel to faults and potential outages, maximize uptime of the IT infrastructure and automatically execute corrective action to restore availability, if desired.

      The information provided by Concord or statements made by our employees may contain forward-looking statements. In particular, some statements contained in this Form 10-Q for the quarterly period ended September 30, 2002 are not historical statements including, but not limited to, statements concerning the plan and objectives of management, increases in revenues (domestically and internationally), increases in absolute dollars or decreases as a percentage of revenues in sales and marketing, research and development and general and administrative expenses (domestically and internationally), Concord's ability to use deferred tax assets, Concord's success in competing in international markets, Concord's expected future profitability and Concord's expected liquidity and capital resources. This document contains forward-looking statements. Any statements contained herein that do not describe historical facts are forward-looking statements. The Company makes such forward-looking statements under the provisions of the "safe harbor" section of the Private Securities Litigation Reform Act of 1995.

      The forward-looking statements contained herein are based on current expectations but are subject to a number of risks and uncertainties. The facts that could cause actual results to differ materially from current expectations include the following: risks of intellectual property rights and litigation, risks in technology development and commercialization, risks in product development and market acceptance of and demand for the Company's products, risks of downturns in economic conditions generally, and in the software, networking and telecommunications industries specifically, risks associated with competition and competitive pricing pressures, risks associated with international sales, risks associated with a limited family of products and other risks detailed in this Form 10-Q under the heading "Factors that Could Affect Future Results" and elsewhere in the Company's filings with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

      The following table sets forth, for the periods indicated, certain financial data as percentages of the Company's total revenues:

UNAUDITED                                    THREE MONTHS ENDED                   NINE MONTHS ENDED
                                             ------------------                   -----------------
                                        SEPTEMBER 30,     SEPTEMBER 30,     SEPTEMBER 30,     SEPTEMBER 30,
                                            2002              2001              2002             2001
                                            ----              ----              ----             ----
Revenues:
     License revenues                       52.9%             60.5%             54.8%            62.2%
     Service revenues                       47.1%             39.5%             45.2%            37.8%
                                           -----             -----             -----            -----
          Total revenues                   100.0%            100.0%            100.0%           100.0%
Cost of Revenues
     Cost of license revenues                2.0%              1.7%              2.0%             2.6%
     Cost of service revenues               16.4%             17.0%             16.1%            18.5%
                                           -----             -----             -----            -----
          Total cost of revenues            18.4%             18.8%             18.2%            21.1%
                                           -----             -----             -----            -----
          Gross profit                      81.6%             81.2%             81.8%            78.9%
                                           -----             -----             -----            -----
Operating Expenses:
     Research and development               22.8%             27.6%             23.4%            29.3%
     Sales and marketing                    51.3%             58.9%             51.0%            59.8%
     General and administrative              7.6%              9.3%              7.9%            10.7%
     Stock-based compensation                0.1%              0.2%              0.1%             0.4%
                                           -----             -----             -----            -----
         Total operating expenses           81.7%             96.0%             82.5%           100.2%
                                           -----             -----             -----            -----
Operating loss                              -0.1%            -14.8%             -0.6%           -21.3%
Other income, net                            3.2%              4.1%              3.2%             3.9%
                                           -----             -----             -----            -----
Income (loss) before taxes                   3.1%            -10.7%              2.6%           -17.4%
Provision for income taxes                   0.6%              0.1%              0.5%             0.2%
                                           -----             -----             -----            -----
Net income (loss)                            2.5%            -10.9%              2.1%           -17.6%
                                           -----             -----             -----            -----

      REVENUES. Concord's revenues consist of software license revenues and service revenues. Software license revenues are recognized in accordance with the American Institute of Certified Public Accountants' Statement of Position ("SOP") 97-2, Software Revenue Recognition, as modified by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions. Under SOP 97-2, software license revenues are recognized upon execution of a contract and delivery of software, provided that the license fee is fixed or determinable, no significant production, modification or customization of the software is required and collection is considered reasonably assured by management. Revenues under multiple-element arrangements, which typically include software products and maintenance sold together, are allocated to each element using the residual method in accordance with SOP 98-9. Service revenues are recognized as the services are performed. Maintenance revenues, a component of service revenues, are derived from customer support agreements generally entered into in connection with initial license sales and subsequent renewals. Maintenance revenues are recognized ratably over the term of the maintenance period. Payments for maintenance fees are generally made in advance.

      TOTAL REVENUES. The Company's total revenues increased 5.6% to $23.1 million in the three months ended September 30, 2002 from $21.8 million in the three months ended September 30, 2001. Total revenues increased 10.0% to $70.2 million in the nine months ended September 30, 2002 from $63.9 million in the nine months ended September 30, 2001.

      LICENSE REVENUES. Concord's license revenues are derived from the licensing of software products. License revenues decreased 7.6% to $12.2 million, or 52.9% of total revenues, in the three months ended September 30, 2002 from $13.2 million, or 60.5% of total revenues, in the three months ended September 30, 2001. License revenues decreased 3.1% to $38.5 million, or 54.8% of total revenues, in the nine months ended September 30, 2002, from $39.8 million, or 62.2% of total revenues, in the nine months ended September 30, 2001. The decrease in license revenues for the three months and nine months ended September 30, 2002 was due, in large part, to decreases in, or postponements or cancellations of IT infrastructure purchases by some of our customers due to worldwide economic uncertainty. In addition to the continuing worldwide slowdown in the economy, political uncertainty resulting in financial instability in Brazil, reduced spending by some telecommunication carriers on their infrastructures and the announcement of accounting improprieties by a few major U.S. based firms have also negatively affected IT spending by our customers and potential customers. The decrease in license revenues as a percent of total revenues was the result of a significant increase in service revenues, consisting mainly of maintenance revenues.

      SERVICE REVENUES. Concord's service revenues consist of fees for maintenance, training and professional services. Service revenues increased 25.7% to $10.9 million, or 47.1% of total revenues, in the three months ended September 30, 2002 from $8.6 million, or 39.5% of total revenues, in the three months ended September 30, 2001. Service revenues increased 31.5% to $31.7 million, or 45.2% of total revenues, in the nine months ended September 30, 2002 from $24.1 million, or 37.8% of total revenues, in the nine months ended September 30, 2001. The increase in service revenues for the three months and nine months ended September 30, 2002 was attributed to an increase in our customer base and the resulting demand for services by these customers.

      INTERNATIONAL REVENUES. Concord's international revenues decreased 9.6% to $8.0 million, or 34.9% of total revenues, for the three months ended September 30, 2002 from $8.9 million, or 40.7% of total revenues, for the three months ended September 30, 2001. International revenues increased 6.3% to $25.9 million, or 36.8% of total revenues, for the nine months ended September 30, 2002 from $24.3 million, or 38.1% of total revenues, for the nine months ended September 30, 2001. International revenues are primarily driven by customers based in Europe, as well as the continued expansion of the Company's operations outside the United States.

      SEGMENT REVENUES. Concord's reportable segments are determined by customer type: managed service providers/telecommunications carriers ("MSP/TC") and enterprise. Concord's MSP/TC revenues decreased 7.2% to $9.7 million, or 42.1% of total revenues, for the three months ended September 30, 2002 from $10.5 million, or 47.9% of total revenues, for the three months ended September 30, 2001. MSP/TC revenues decreased 6.5% to $27.5 million, or 39.1% of total revenues, for the nine months ended September 30, 2002 from $29.4 million, or 46.0% of total revenues, for the nine months ended September 30, 2001. The decrease in MSP/TC revenues for the three months and nine months ended September 30, 2002 was due to the general reduced spending by major telecommunications firms on IT infrastructure projects. The general slowdown of the economy in the United States and abroad, the overcapacity in the telecommunications infrastructure market and the bankruptcies of some major U.S. carriers have all contributed to the lower spending by this segment. The decrease in MSP/TC revenues as a percent of total revenues was the result of a significant increase in enterprise revenues, including both new and existing customers.

      Concord's enterprise revenues increased 17.3% to $13.4 million, or 57.9% of total revenues, for the three months ended September 30, 2002 from $11.4 million, or 52.1% of total revenues, for the three months ended September 30, 2001. Enterprise revenues increased 23.9% to $42.7 million, or 60.9% of total revenues, for the nine months ended September 30, 2002 from $34.5 million, or 54.0% of total revenues, for the nine months ended September 30, 2001. The increase in enterprise revenues for the three and nine months ended September 30, 2002 was due to an increase in orders from new customers and repeat sales to existing customers.

      COST OF REVENUES. Cost of revenues includes cost of license revenues and cost of service revenues. Cost of revenues increased 3.6% to $4.3 million, or 18.4% of total revenues, in the three months ended September 30, 2002 from $4.1 million, or 18.8% of total revenues, in the three months ended September 30, 2001, resulting in gross margins of 81.6% and 81.2% respectively. Cost of revenues decreased 5.3% to $12.8 million, or 18.2% of total revenues, in the nine months ended September 30, 2002, from $13.5 million, or 21.1% of total revenues, in the nine months ended September 30, 2001. We expect to maintain our cost of revenues as a percentage of total revenues; however, this will depend upon our royalty costs and our revenue growth, among other factors. Accordingly, there can be no assurance that we will be successful in maintaining our cost of revenues as a percentage of total revenues.

      COST OF LICENSE REVENUES. Cost of license revenues includes expenses associated with royalty costs, production, fulfillment and product documentation. The cost of license revenues increased 23.1% to $469,000, or 2.0% of total revenues, in the three months ended September 30, 2002 from $381,000, or 1.7% of total revenues, in the three months ended September 30, 2001. Cost of license revenues decreased 13.9% to $1.4 million, or 2.0% of total revenues, in the nine months ended September 30, 2002, from $1.7 million, or 2.6% of total revenues, in the nine months ended September 30, 2001. The increase in cost of license revenues for the three months ended September 30, 2002 is due to increases in some royalty costs. The decrease in cost of license revenues for the nine months ended September 30, 2002 as a percent of total revenues was driven by increased efficiencies and better management of expenses within the operations organization.

      COST OF SERVICE REVENUES. Cost of service revenues includes the personnel costs associated with providing customer support in connection with maintenance, training and professional service contracts. Cost of service revenues increased 1.6% to $3.8 million, or 16.4% of total revenues, in the three months ended September 30, 2002 from $3.7 million, or 17.0% of total revenues, in the three months ended September 30, 2001. Cost of service revenues decreased 4.0% to $11.3 million, or 16.1% of total revenues, in the nine months ended September 30, 2002, from $11.8 million, or 18.5% of total revenues, in the nine months ended September 30, 2001. The decrease in cost of service revenues for the nine months ended September 30, 2002 was driven by increased efficiencies and better management of expenses.

      RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses consist primarily of personnel costs associated with software development. Research and development expenses decreased 12.8% to $5.3 million, or 22.8% of total revenues, in the three months ended September 30, 2002 from $6.0 million, or 27.6% of total revenues, in the three months ended September 30, 2001. Research and development expenses decreased 12.1% to $16.4 million, or 23.4% of total revenues, in the nine months ended September 30, 2002 from $18.7 million, or 29.3% of total revenues, in the nine months ended September 30, 2001. The decrease in research and development expenses was primarily due to a decrease in headcount in research and development from 145 to 130 people for the period from September 30, 2001 to September 30, 2002 as well as a reduction of discretionary expenses for the three and nine month periods ended September 30, 2002 compared to September 30, 2001. We intend to decrease our research and development expenses as a percentage of total revenues. Our ability to decrease these expenses as a percentage of total revenues will depend upon our revenue growth, among other factors. Accordingly, there can be no assurance that we will be successful in decreasing our research and development expenses as a percentage of total revenues.

      SALES AND MARKETING EXPENSES. Sales and marketing expenses consist primarily of salaries, commissions to sales personnel and agents, travel, tradeshow participation, public relations, advertising and other promotional expenses. Sales and marketing expenses decreased 8.2% to $11.8 million, or 51.3% of total revenues, in the three months ended September 30, 2002 from $12.9 million, or 58.9% of total revenues, in the three months ended September 30, 2001. Sales and marketing expenses decreased 6.1% to $35.8 million, or 51.0% of total revenues, in the nine months ended September 30, 2002 from $38.2 million, or 59.8% of total revenues, in the nine months ended September 30, 2002. The decrease in sales and marketing expenses was primarily the result of a reduction in sales bonuses and commissions due to the reduction in license revenues in 2002 as well as a reduction in headcount in sales and marketing from 195 to 172 people from September 30, 2001 to September 30, 2002. We intend to decrease our sales and marketing expenses as a percentage of total revenues. Our ability to decrease these expenses as a percentage of total revenues will depend upon our revenue growth, among other factors. Accordingly, there can be no assurance that we will be successful in decreasing our expenses as a percentage of total revenues.

      GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of salaries for financial, accounting, legal, investor relations, human resources, administrative and management personnel. General and administrative expenses decreased 14.1% to $1.7 million, or 7.6% of total revenues, in the three months ended September 30, 2002 from $2.0 million, or 9.3% of total revenues, in the three months ended September 30, 2001. General and administrative expenses decreased 18.4% to $5.6 million, or 7.9% of total revenues, in the nine months ended September 30, 2002 from $6.8 million, or 10.7% of total revenues, in the nine months ended September 30, 2001. The decrease in general and administrative expenses is due to a decrease in headcount from 40 to 31 people from September 30, 2001 to September 30, 2002, a decrease in bad debt expense for both the three and nine months ended September 30, 2002 and a reduction in discretionary expenses. We expect to decrease these expenses as a percentage of total revenues, however, this will ultimately depend upon our revenue growth, among other factors. Accordingly, there can be no assurance that we will be successful in decreasing our expenses as a percentage of total revenues.

      STOCK-BASED COMPENSATION. Stock-based compensation relates to the issuance of stock options with exercise prices below the deemed fair value of the Company's common stock at the date of grant. Deferred stock-based compensation resulted solely from the issuance of stock options to employees of FirstSense Software, Inc. ("FirstSense") in connection with the Company's acquisition of FirstSense on February 4, 2000 and is amortized through charges to operations over the vesting period of the options, which is generally four years. Stock-based compensation was approximately $25,000 and $41,000 for the three months ended September 30, 2002 and 2001, respectively, and was approximately $85,000 and $282,000 for the nine months ended September 30, 2002 and 2001, respectively. The Company recorded forfeitures of deferred stock based compensation of approximately $65,000 and $1.1 million for the nine months ended September 30, 2002 and 2001, respectively, related to forfeitures of stock options by terminated employees. There were no forfeitures of deferred stock compensation for the three months ended September 30, 2002 and 2001.

      OTHER INCOME. Other income consists of interest earned on funds available for investment, net of foreign currency exchange gains and losses and miscellaneous foreign taxes. The Company had net other income of $741,000 and $891,000 for the three months ended September 30, 2002 and 2001, respectively. The Company had net other income of $2.3 million and $2.5 million for the nine month periods ended September 30, 2002 and 2001.

      PROVISION FOR INCOME TAXES. The Company recorded an income tax provision of approximately $136,000 and $375,000 for the three and nine months ended September 30, 2002, respectively. The Company recorded an income tax provision of approximately $25,000 and $111,000 for the three and nine months ended September 30, 2001, respectively. The income tax provisions for the three and nine months ended September 30, 2002 and 2001 are mainly related to foreign taxes resulting from the profitability of certain of the Company's foreign operations.

LIQUIDITY AND CAPITAL RESOURCES

      As of September 30, 2002, the Company had cash, cash equivalents and marketable securities of $71.5 million, excluding restricted cash totaling approximately $939,000. This represents an increase of $3.2 million from $68.3 million as of December 31, 2001. Concord had working capital of $53.5 million and $49.0 million as of September 30, 2002 and December 31, 2001, respectively. The increase in working capital was primarily attributable to an increase in cash, cash equivalents and marketable securities due to income from continuing operations during 2002.

      Net cash provided by operating activities was $4.6 million for the nine months ended September 30, 2002 and $5.8 million for the nine months ended September 30, 2001. Accounts receivable increased $2.2 million primarily due to slower collections particularly with international customers. Deferred revenue increased $2.5 million mainly due to an increase in new and renewed maintenance contracts.

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

      Financing activities consisted primarily of the issuance of common stock from the exercise of stock options during the nine months ended September 30, 2002 and 2001.

      As of September 30, 2002, the Company has future payments under facility and certain equipment lease agreements expiring through June 2007 of $3.7 million, $6.6 million and $3.3 million in one year, one to three years, and thereafter, respectively.

      The Company has deferred tax assets of approximately $21.9 million, the largest component of which represents net operating loss ("NOL") carryforwards and research and development credits. The Company has significantly reserved for these deferred tax assets by recording a valuation allowance of $18.4 million. The resulting net deferred tax asset is based on the Company's estimate of NOL carryforwards it expects to use in the future; all other tax assets have been fully reserved. Pursuant to paragraphs 20 to 25 of SFAS No. 109, the Company considered both positive and negative evidence in assessing the need for a valuation allowance at September 30, 2002 and December 31, 2001. The factors that weighed most heavily on the Company's decision to record a valuation allowance were (i) the substantial restrictions on the use of certain of its existing NOL and credit carryforwards and (ii) the uncertainty of future profitability. In addition, the Company is subject to rapid technological change, competition from substantially larger competitors, a limited family of products and other related risks, as more thoroughly described in the "Risk Factors" section of the Company's Form 10-K for the year ended December 31, 2001 and in the "Factors that Could Affect Future Results" section of this Form 10-Q. As a result, the Company found the evidence described above to be the most reliable objective evidence available in determining that a valuation allowance against its tax assets would be necessary.

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

      As of September 30, 2002, Concord's principal sources of liquidity included cash, cash equivalents and marketable securities. The Company believes that its current cash, cash equivalents and marketable securities and cash provided by future operations will be sufficient to meet the working capital and anticipated capital expenditure requirements for at least the next 12 months. Although operating activities may provide cash in certain periods, to the extent Concord experiences growth in the future, its operating and investing activities may require additional cash. Consequently, any such future growth may require Concord to obtain additional equity or debt financing.

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

      Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have recorded a valuation allowance of $18.4 million as of September 30, 2002, due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily consisting of the utilization of certain net operating loss carryforwards from prior years. We are unsure whether we will have sufficient future taxable income to allow us to use these net operating losses before they expire. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods we may need to establish an additional valuation allowance. Establishing new or additional valuation allowances could materially adversely impact our financial position and results of operations.

      Our net deferred tax assets as of September 30, 2002 were $3.5 million, net of a valuation allowance of $18.4 million.

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

OUR FUTURE OPERATING RESULTS ARE UNCERTAIN.

      Prior to 2001, we marketed and sold our products primarily in the performance management market. In 2001, our product functionality was expanded to include both fault and performance management features to penetrate the fault management market. While sales of our fault products were approximately 15% of our license revenues for the quarter ended September 30, 2002, we still have a limited operating history in this expanded market upon which we can evaluate our business. As currently developed, our product is an integrated fault and performance management tool that manages applications, systems and networks. The integrated fault and performance market is highly competitive and rapidly evolving. Additionally, many of our competitors in this new market have a longer operating history and greater resources. Our limited operating history and an economic climate which continues to look uncertain as of October 2002, makes the prediction of future results of operations difficult or impossible. Our prospects must be considered in light of the risks, costs, and difficulties frequently encountered by emerging companies operating in the highly competitive software industry.

WE CANNOT ENSURE THAT OUR REVENUES WILL GROW OR THAT WE WILL BE PROFITABLE.

      As a company, we have expended considerable resources to develop innovative products that have enabled us to penetrate new markets both in the United States and internationally. As a result of these efforts, we achieved revenue growth and profitability for the fiscal years ended 2000, 1999, and 1998. However, as the worldwide economy continued to weaken in 2001, our revenues did not grow at expected levels. We operated at a net loss during the first three quarters of 2001 and we cannot ensure that we can generate revenue growth on a quarterly or annual basis, or that we can achieve or sustain any revenue growth in the future. While quarterly revenues are up modestly in the last two quarters of 2002, our annual revenues in 2002 may be lower than our annual revenues in 2001.

      In an effort to return to profitability, we reduced our operating expenses for 2001 and have further limited our operating expenses in 2002. However, competition in the marketplace may require us to increase our operating expenses in the future in order to:

      -     fund higher levels of research and development;

      -     increase our sales and marketing efforts;

      -     develop new distribution channels;

      -     broaden our customer support capabilities;

      - expand our administrative resources in anticipation of future growth; and

      -     respond to unforeseeable economic or business circumstances.

      To the extent that increases in our expenses precede or are not followed by increased revenues, our profitability will be at risk. In addition, in view of the rapidly evolving nature of our business and markets, the uncertain economic and geopolitical landscape, and our limited operating history in our current market, we believe that one should not rely on period-to-period comparisons of our financial results as an indication of our future performance.

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

      - our customers' spending patterns and budgetary resources for fault and performance management;

      - geopolitical conditions in the world, with specific reference to the current situation in the Middle East, Indonesia and Brazil;

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


      Though our service revenues have been increasing as a percentage of total revenues, we do not have a significant ongoing revenue stream that may mitigate quarterly fluctuations in operating results, as do other software companies with a longer history of operations. Increases in our revenues will also depend on our successful implementation of our distribution strategy as we attempt to expand our channels of distribution. Due to the buying patterns of certain of our customers and also to our own sales incentive programs focused on annual sales goals, revenues in our fourth quarter could be higher than revenues in our first quarter of the following year. There also may be other factors, such as seasonality and the timing of receipt and delivery of orders within a fiscal quarter, that significantly affect our quarterly results, which are difficult to predict given our limited operating history.

      Our quarterly sales and operating results depend generally on:

      -     the volume and timing of orders within the quarter;

      -     the tendency of sales to occur late in fiscal quarters; and

      -     our fulfillment of orders received within the quarter.

      A significant portion of our product sales occur in the final two weeks of each fiscal quarter. Any delay in the shipment of products near the end of the quarter may result in decreased revenues for the quarter. Additionally, intense competition and budgetary constraints placed upon our customers typically increase during the final two weeks of a fiscal quarter and may adversely affect our revenues for that quarter. Weak economic conditions tend to exacerbate these factors.

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

THE MARKET FOR INTEGRATED FAULT AND PERFORMANCE MANAGEMENT SOFTWARE IS EMERGING.

      The market for our integrated fault and performance solution is still in an early stage of development. Although the rapid expansion and increasing complexity of computer applications, systems, and networks in recent years has increased the demand for both fault and performance management software products, the awareness of, and the demand for, an integrated fault and performance solution is a recent development. The market for this solution is only beginning to develop, and therefore it is difficult to assess:

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

THE MARKET FOR OUR PRODUCTS IS INTENSELY COMPETITIVE.

      The market for our products is intensely competitive, rapidly evolving, and subject to technological change. Our current and future competitors include:

      -     report toolset vendors;

      -     fault management software vendors;

      -     application performance software vendors;

      -     enterprise management software, framework and platform providers;

      - large, well established management framework companies that have developed network or application management platforms;

      -     developers of network element management solutions;

      -     probe vendors;

      -     telecommunications vendors;

      -     system agent vendors; and

      - vendors who provide as a service some of the functionality of our products.


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

THE MARKET FOR INTEGRATED PERFORMANCE AND FAULT MANAGEMENT OF SOFTWARE APPLICATIONS, SYSTEMS AND NETWORKS IS BECOMING INCREASINGLY TARGETED BY LARGER COMPANIES WITH SUBSTANTIALLY GREATER RESOURCES.

      Our revenues are generated from sales of products that manage integrated fault and performance aspects of software applications, systems and networks. This market is very competitive and we are in direct competition with larger companies with substantially greater resources. These larger companies are able to devote considerable resources to the development of competitive products and the creation and maintenance of direct and indirect sales channels. The continued presence of these larger companies in this market may impact our ability to retain or increase our market share.

MARKET ACCEPTANCE OF OUR EHEALTH(TM) PRODUCT FAMILY IS CRITICAL TO OUR SUCCESS.

      We currently derive substantial product revenues from our eHealth(TM) product family, and we expect that revenues from these products will continue to account for almost all of our product revenues in the foreseeable future. Broad market acceptance of these products is critical to our future success. We cannot ensure that market acceptance of our eHealth(TM) Suite of products will increase or even remain at current levels. Factors that may affect the market acceptance of our integrated solution include:

      - the availability and price of competing integrated solutions, products and technologies;

      -     the demand for integrated, as opposed to stand-alone, solutions; and

      - the success of our sales efforts and those of our marketing partners.

      Moreover, if demand for integrated fault and performance management software products increases, we anticipate that our competitors will introduce additional competitive products and new competitors could enter our market and offer alternative products resulting in decreased market acceptance of our products.

WE MAY NEED FUTURE CAPITAL FUNDING.

      We plan to continue to expend substantial funds on the continued development, marketing, and sale of the eHealth(TM) product family. While we have approximately $72 million in short term investments (cash, cash equivalents and marketable securities) as of September 30, 2002, we cannot ensure that our existing capital resources and any funds that may be generated from future operations together will be sufficient to finance our future operations or that other sources of funding will be available on terms acceptable to us, if at all. In addition, future sales of substantial amounts of our securities in the public market could adversely affect prevailing market prices and could impair our future ability to raise capital through the sale of our securities.

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

CONTINUING PUBLIC COMPANY ACCOUNTING IMPROPRIETIES MAY ADVERSELY IMPACT OUR REVENUES.

      The public's perception of accounting improprieties by public companies has undermined confidence in the public markets, adding to economic uncertainty. This economic uncertainty can affect customer demand for our products and services, thus affecting our revenue. For example, the announcement by a large American telecommunications firm near the end of our second fiscal quarter that it had improperly accounted for some expenses created uncertainties for some of our customers last quarter. Specifically, banks holding debt for this telecommunications company reduced expenditures to mitigate the exposure created by the telecommunications company's actions. Our revenues suffered in the final weeks of the quarter ended June 30, 2002 as many of our customers considerably decreased, postponed or potentially canceled IT infrastructure purchases due to this uncertainty. It is likely that similar announcements by other companies would impact the Company's future sales.

CURRENT GEOPOLITICAL INSTABILITY AND THE CONTINUING THREAT OF DOMESTIC AND INTERNATIONAL TERRORIST ATTACKS MAY ADVERSELY IMPACT OUR REVENUES.

      International tensions, exacerbated by the possibility of war in the Middle East and recent events in Indonesia, contribute to an uncertain political and economic climate, both in the United States and globally, which may affect our ability to generate revenue on a predictable basis. In addition, recent terrorist attacks internationally have contributed to continued international tensions and uncertainty, while ongoing terrorist threats in the United States have continued to fuel economic uncertainty in the wake of the tragic events of September 11, 2001. As we sell products both in the United States and internationally, the threat of future terrorist attacks may adversely affect our business.

OUR SUCCESS IS DEPENDENT UPON SALES TO TELECOMMUNICATION CARRIERS, SERVICE PROVIDERS, AND ENTERPRISE CUSTOMERS.

      We derive and likely will continue to derive a significant portion of our revenues from the sales of our products to telecommunication carriers, service providers, and enterprise customers. These markets worldwide have suffered from a turbulent economy during 2000, 2001 and the first nine months of 2002, turbulence that has been exacerbated by the tragic events of September 11, 2001 and their aftermath, as well as heightened geopolitical tensions as we enter the fourth quarter of 2002. We have been negatively affected by the general weakness in capital spending within these markets. The volume of sales of our products and services to telecommunication carriers, service providers, and enterprise customers may increase slower than we expect or may decrease.

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

      - announcements relating to financial improprieties by public companies; or

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

WE HAVE CHANGED THE DATABASE WHICH IS SHIPPED WITH OUR PRODUCTS.

      We have started shipping Oracle(R) software as the database on which the eHealth(TM) Suite of products runs, which will eventually replace the Ingres(R) database on which our eHealth(TM) Suite of products currently operates. While we believe the switch to Oracle will make our products even more robust and we are comfortable with the choice of Oracle as a database vendor, there is no guarantee that our customers will readily accept this change. There also is no guarantee that Oracle will be able to continue to deliver to us an acceptable database solution, nor that the product Oracle delivers will continue to interface effectively in conjunction with our eHealth(TM) Suite of products.

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


      We have developed a number of these relationships and intend to continue to develop new "channel partner" relationships. Specifically, beginning in the second half of 2002, we are focusing on identifying and developing our key distribution partners worldwide. We intend to decrease the total number of distributors selling our products, but increase the quality and focus of our most valuable distributors. Our success will depend in large part on our development of these more focused distribution relationships and on the performance and success of these third parties, particularly telecommunication carriers and other network service providers. We sell our products in the United States through both direct sales to customers and indirect sales to customers through our channel partners. Internationally, we sell our products almost exclusively through indirect sales via our channel partners. Our international channel partners are located in Europe, the Middle East, Africa, Asia, and North and South America and are subject to local laws, regulations, and customs that may make it difficult to accurately assess the potential revenues that can be generated from a certain market. Our success depends upon our ability to attract and retain valuable channel partners and to accurately assess the size and vitality of the markets in which our products are sold. While we have implemented policies and procedures to achieve this, we cannot predict the extent to which we are able to attract and retain financially stable, motivated channel partners. Additionally, our channel partners may not be successful in marketing and selling our products. We may:

      -     fail to attract important and effective channel partners;

      - fail to penetrate our targeted market segments through the use of channel partners; or

      - lose any of our channel partners, as a result of competitive products offered by other companies, products developed internally by these channel partners, their financial insolvency or otherwise.

WE MAY FAIL TO MANAGE SUCCESSFULLY THE GROWTH OR CONTRACTION OF OUR BUSINESS.

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

OUR SUCCESS DEPENDS ON OUR RETENTION OF KEY PERSONNEL.

      Our performance depends substantially on the performance of our key technical, senior management and sales and marketing personnel. We may lose the services of any of such persons. We do not maintain key person life insurance policies on any of our employees. Our success depends on our continuing ability to identify, hire, train, motivate, and retain highly qualified management, technical, and sales and marketing personnel. Despite current weak economic conditions, we experience intense competition for such personnel and are constantly exploring new avenues for attracting and retaining key personnel. However, we cannot ensure that we will successfully attract, assimilate, or retain highly qualified technical, managerial or sales and marketing personnel in the future.

OUR FAILURE TO CONTINUE TO EXPAND INTO INTERNATIONAL MARKETS COULD HARM OUR BUSINESS.

      We intend to continue to expand our operations outside of the United States and enter additional international markets, primarily through the establishment of channel partner arrangements. As mentioned above, we have concentrated recently on developing more focused relationships with fewer key distributors. We expect to commit additional time and development resources to customizing our products and services for selected international markets and to developing international sales and support channels. We cannot ensure that such efforts will be successful.

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

      - political and economic instability which continues to increase in light of uncertainty in the Middle East; and

      -     exposure to foreign currency fluctuations.

      Our successful expansion into certain countries will require additional modification of our products, particularly national language support. Presently, the majority of our current export sales are denominated in United States dollars. To the extent that international sales continue to be denominated in U.S. dollars, an increase in the value of the United States dollar relative to other currencies could make our products and services more expensive and, therefore, potentially less competitive in international markets. In certain European Union countries, however, we have introduced pricing in Euros in 2002. While we do maintain a foreign currency hedging program on accounts receivable, to the extent that future international sales are denominated in foreign currency, our operating results will be subject to risks associated with foreign currency fluctuation. Additionally, as we increase our international sales, seasonal fluctuations in revenue generation resulting from lower sales that typically occur during the summer months in Europe and other parts of the world may affect our total revenues.

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

      We have nine issued and eleven pending U.S. patents, and various foreign counterparts as of September 30, 2002. We cannot ensure that patents will issue from our pending applications or from any future applications or that, if issued, any claims allowed will be sufficiently broad to protect our technology. In addition, we cannot ensure that any patents that have been or may be issued will not be challenged, invalidated or circumvented, or that any rights granted by those patents would protect our proprietary rights. Failure of any patents to protect our technology may make it easier for our competitors to offer equivalent or superior technology.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      (a) Foreign Currency Exchange Rate Risk

      We have international offices in Canada, England, France, Germany, Spain, Sweden, Japan, Hong Kong, Singapore, South Africa, Australia, Mexico, Brazil and the Netherlands. Approximately 36.8% of our revenues for the nine months ended September 30, 2002 and 37.8% and 32.2% of our revenues for fiscal 2001 and 2000, respectively, were from our operations outside the United States. At September 30, 2002 and December 31, 2001, the amount of total assets located at our international subsidiaries was immaterial. These subsidiaries transact business in predominantly local currency. Therefore, we are exposed to foreign currency exchange risks and fluctuations in foreign currencies, along with economic and political instability in the foreign countries in which we operate, all of which could adversely impact our results of operations and financial condition.

      We use forward contracts to reduce our exposure to foreign currency risk due to fluctuations in exchange rates underlying the value of accounts receivable denominated in foreign currencies held until such receivables are collected. A forward contract obligates us to exchange predetermined amounts of specified foreign currencies at specified exchange rates on specified dates. These forward contracts, to qualify as hedges of existing assets, are denominated in the same currency in which the underlying foreign currency receivables are denominated and bear a contract value and maturity date that approximate the value and expected settlement date, respectively, of the underlying transactions. For contracts that are designated and effective as hedges, unrealized gains and losses on open contracts at the end of each accounting period, resulting from changes in the fair value of these contracts, are recognized in earnings in the same period as gains and losses on the underlying foreign denominated receivables are recognized and generally offset.

      We do not enter into or hold derivatives for trading or speculative purposes, and we only enter into contracts with highly-rated financial institutions. At September 30, 2002, we had one forward contract outstanding, which is presented in the table below. The notional exchange rate is quoted using market conventions where the currency is expressed in currency units per U.S. dollar.

                                                                                                   Fair Market
                                           Maturity          Notional             Notional         Value as of
         Currency           Position         Date             Amount            Exchange Rate   September 30, 2002
         --------           --------       --------          --------          --------------   ------------------
             Euro               Sell       10/28/02          $486,169                  0.9715             $472,314

      We plan to continue to utilize forward contracts and other instruments in the future to reduce our exposure to exchange rate fluctuations from accounts receivable denominated in foreign currencies, and we may not be able to do this successfully. Accordingly, we may experience economic loss and a negative impact on earnings and equity as a result of foreign currency exchange rate fluctuations. Also, as we continue to expand our operations outside of the United States, our exposure to fluctuations in currency exchange rates could increase.

      (b) Market and Interest Rate Risk

      Most of the Company's current export sales are denominated in United States dollars. To the extent that international sales continue to be denominated in United States dollars, an increase in the value of the United States dollar relative to other currencies could make the Company's products and services more expensive and, therefore, potentially less competitive in international markets.

      All of the Company's investments are in investment grade securities with high credit ratings of relatively short duration that trade in highly liquid markets and are carried at fair value on the Company's books. Accordingly, the Company has no quantitative information concerning the market risk of participating in such investments. Due to the short-term nature of our investments, we believe we have minimal market risk. The Company's investment portfolio of cash equivalents and marketable securities is subject to interest rate fluctuations, but the Company believes this risk is immaterial due to the short-term nature of these investments.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.


      Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Exchange Act Rule 15d-14(c). Based upon that evaluation, the Company's President and Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in enabling the Company to identify, process, and report information required to be included in the Company's periodic SEC filings within the required time period.

(b) Changes in Internal Controls.


      There were no significant changes in the Company's internal controls or to our knowledge, in other factors that could significantly affect our disclosure controls and procedures subsequent to the Evaluation Date.

                          CONCORD COMMUNICATIONS, INC.
                          FORM 10-Q, SEPTEMBER 30, 2002

                           PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      The Company is not a party to any litigation that it believes could have a material adverse effect on the business, results of operations or financial condition of the Company.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

      (a) Issuance of Securities

      On February 4, 2000, the Company completed a merger with FirstSense Software, Inc. The Company has reserved for issuance in connection with the merger 1,940,000 shares of Concord Common Stock and has issued 1,799,000 of such shares. The Company issued the shares in a private placement transaction pursuant to Section 4(2) under the Securities Act of 1933, as amended. The merger was accounted for as a pooling of interests. The Company filed a Form S-3 Registration Statement to cover the resale of the securities issued in the merger.

      (b) Use of Proceeds

      On October 16, 1997, the Company commenced an initial public offering ("IPO") of 2,900,000 shares of common stock, par value $.01 per share (the "Common Stock"), of the Company pursuant to the Company's final prospectus dated October 15, 1997 (the "Prospectus"). The Prospectus was contained in the Company's Registration Statement on Form S-1, which was declared effective by the Securities and Exchange Commission (SEC File No. 333-33227) on October 15, 1997. Of the 2,900,000 shares of Common Stock offered, 2,300,000 shares were offered and sold by the Company and 600,000 shares were offered and sold by certain shareholders of the Company. As part of the IPO, the Company granted the several underwriters an over allotment option to purchase up to an additional 435,000 shares of Common Stock (the "Underwriters' Option"). The IPO closed on October 21, 1997 upon the sale of 2,900,000 shares of Common Stock to the underwriters. On October 24, 1997, the Representatives, on behalf of the several underwriters, exercised the Underwriters' Option, purchasing 435,000 additional shares of Common Stock from the Company. The aggregate offering price of the shares of Common stock in the IPO to the public was $40,600,000 (exclusive of the Underwriters' Option), with proceeds to the Company and selling shareholders, after deduction of the underwriting discount, of $29,946,000 (before deducting offering expenses payable by the Company) and $7,812,000 respectively. The aggregate offering price of the Underwriters' Option exercised was $6,090,000, with proceeds to the Company, after deduction of the underwriting discount, of $5,663,700 (before deducting offering expenses payable by the Company). The aggregate amount of expenses incurred by the Company in connection with the issuance and distribution of the shares of Common Stock offered and sold in the IPO were approximately $3.6 million, including $2.7 million in underwriting discounts and commissions and $950,000 in other offering expenses. The net proceeds to the Company from the IPO, after deducting underwriting discounts and commissions and other offering expenses, were approximately $34.7 million. To date, the Company has not utilized any of the net proceeds from the IPO. The Company has invested all such net proceeds primarily in US treasury obligations and other interest bearing investment grade securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

ITEM 5. OTHER INFORMATION

Not Applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

      The exhibits listed in the accompanying Exhibit Index on page 36 and 37 are filed or incorporated by reference as part of this Report.

(b)   Reports on Form 8-K

      A report on Form 8-K was filed with the Commission on September 9, 2002 to report that the Company's Vice President of Business Development resigned effective as of September 30, 2002.

                          CONCORD COMMUNICATIONS, INC.
                          FORM 10-Q, SEPTEMBER 30, 2002

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    Concord Communications, Inc.

                                    /s/ Melissa H. Cruz
                                    ---------------------
   November 4, 2002                 Name: Melissa H. Cruz
                                    Title:  Executive Vice President, Business
                                            Services and Chief Financial Officer

                                            (Principal Financial Officer and
                                            Principal Accounting Officer)

    CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Concord Communications, Inc. (the "Company") on Form 10-Q for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, John A. Blaeser, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ John A. Blaeser
-------------------
John A. Blaeser
President and Chief Executive Officer
November 4, 2002

    CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Concord Communications, Inc. (the "Company") on Form 10-Q for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Melissa H. Cruz, Executive Vice President, Business Services and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Melissa H. Cruz
-------------------
Melissa H. Cruz
Executive Vice President, Business Services and
Chief Financial Officer
November 4, 2002

                    STATEMENT OF PRINCIPAL EXECUTIVE OFFICER

      I, John A. Blaeser, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Concord Communications, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of Concord Communications, Inc. as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Concord Communications, Inc. and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to Concord Communications, Inc., including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of Concord Communications, Inc.'s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to Concord Communications, Inc.'s auditors and the audit committee of Concord Communications, Inc.'s board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect Concord Communications, Inc.'s ability to record, process, summarize and report financial data and have identified for Concord Communications, Inc.'s auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in Concord Communications, Inc.'s internal controls; and

6. Concord Communications, Inc.'s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                           /s/ John A. Blaeser
                                           -------------------
                                           John A. Blaeser
                                           President and Chief Executive Officer
                                           November 4, 2002

                    STATEMENT OF PRINCIPAL FINANCIAL OFFICER

      I, Melissa H. Cruz, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Concord Communications, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of Concord Communications, Inc. as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Concord Communications, Inc. and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to Concord Communications, Inc., including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of Concord Communications, Inc.'s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to Concord Communications, Inc.'s auditors and the audit committee of Concord Communications, Inc.'s board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect Concord Communications, Inc.'s ability to record, process, summarize and report financial data and have identified for Concord Communications, Inc.'s auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in Concord Communications, Inc.'s internal controls; and

6. Concord Communications, Inc.'s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                                     /s/ Melissa H. Cruz
                                                     -------------------
                                                     Melissa H. Cruz
                                                     Executive Vice President,
                                                     Business Services and Chief
                                                     Financial Officer
                                                     November 4, 2002

                          CONCORD COMMUNICATIONS, INC.
                          FORM 10-Q, SEPTEMBER 30, 2002
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

        10.07     1997 Employee Stock Purchase Plan of the Company              Exhibit No. 10.06 to Registration
                                                                                Statement on Form S-1 (No.
                                                                                333-33227)

        10.08     1997 Non-Employee Director Stock Option Plan as amended on    Exhibit No. 10.08 on Form 10-Q
                  March 12, 1998, March 8, 2000, April 25, 2001 and             filed on August 13, 2002
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

        10.31     2001 Non-Executive Employee Stock Purchase Plan               Exhibit No. 10.31 on Form 10-Q
                                                                                filed on November 5, 2001

        10.32     Management Agreement between the Company and John Hamilton    Exhibit No. 10.32 on Form 10-Q
                  dated May 6, 2002                                             filed on August 13, 2002

       *10.33     Management Agreement between the Company and Kevin Conklin    Exhibit No. 10.33 to Current Report
                  dated September 9, 2002                                       on Form 10-Q

----------
*   filed herewith