Form 10-K
period 2002-12-31
CONCORD COMMUNICATIONS INC
filed 2003-03-19
CIK 915290

________________________________________________________________________________

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington DC 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Common Stock, par value $0.01 per share
(Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2):     Yes ☑          No ☐

      The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing sale price of the Company’s common stock on June 30, 2002, as reported on the Nasdaq National Market was approximately $281,681,170.

      The number of shares outstanding of Common Stock as of March 14, 2003 was 17,256,828.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Form 10-K Reference

Portions of the Registrant’s Proxy Statement for its Annual Meeting of Stockholders to be held on April 30, 2003.	Part III, Items 10, 11 and 12

PART I

      This document contains forward-looking statements. Any statements contained herein that do not describe historical facts are forward-looking statements. Concord Communications, Inc. (“Concord”) makes such forward-looking statements under the provisions of the “safe harbor” section of the Private Securities Litigation Reform Act of 1995. The forward-looking statements contained herein are based on current expectations, but are subject to a number of risks and uncertainties. Concord’s actual future results may differ significantly from those stated in any forward-looking statements. Factors that may cause such differences include, but are not limited to, the factors discussed elsewhere in this Form 10-K under the heading “Factors That Could Affect Future Results.”

Item 1.	Business

General

      We develop, market and support a scalable fault and performance management software solution, the eHealthTM Suite family of products. Our solutions ensure availability of the information technology (“IT”) infrastructure by providing an end-to-end view across the components of this infrastructure: the network, the systems and the applications.

      Technology plays an essential role for many businesses as they rely on their IT infrastructure to deliver products and services to their customers. This dependency on their IT infrastructure requires corporations to closely monitor their applications, client and server systems and networks to ensure high availability. The ability to provide fast, easy-to-access, and high availability IT services has become a differentiator for many successful businesses. Our eHealthTM Suite products help these businesses optimize the performance and availability of IT infrastructure on which businesses depend for their day-to-day business and operational success.

      Businesses, such as enterprises, managed services providers and telecommunication carriers, use our eHealthTM fault and performance management software to ensure the availability of their IT infrastructures. Our eHealthTM Suite of products enables our customers to reduce down time, optimize the usage of current resources, and limit the need for incremental IT personnel as their business IT infrastructures expand. Our eHealthTM Suite software enables managed service providers and telecommunication carriers to monitor compliance with service level agreements and to introduce new services for their customers. Service providers also rely on the eHealthTM Suite to help ensure the quality of services such as network and bandwidth services (“carriers”), web hosting, data center/ co-location services, internet service providers (“ISPs”), managed service providers (“MSPs”) and outsourcing services.

      Our software monitors the performance of the infrastructure by collecting high volumes of data from network devices, client and server systems and applications. This information is then stored in a relational database where it is consolidated, normalized and analyzed. IT personnel can retrieve this information to gain a better understanding of the performance of the infrastructure via our eHealthTM E2E Console or via standard web-based browsers; these personnel can also run standardized or customized reports.

      Our software also enables businesses to test and monitor availability and responsiveness of critical business applications. Our software enables businesses to measure and monitor actual end-user application response time, perform custom monitoring and measurement of individual business transactions and understand application availability through active testing of the application. Our software allows the IT professional to analyze any degradation in service and see if the degradation is being caused by the network, the client, the backend server or the application itself. IT personnel can perform analysis on numerous combinations of response metrics and time periods which enable them to detect degrading performance, service level breaches, and declining availability of applications. IT personnel can also determine the capacity being utilized on a specific network or a server which will help them plan the future capacity of the infrastructure and ensure that service level agreements are met.

      Our target markets include enterprises, managed service providers and telecommunication carriers. We market to these potential customers through our own sales force, sales agents, value-added resellers, distributors, network service providers, telecommunication carriers, and original equipment manufacturers (“OEMs”). As of December 31, 2002, we had approximately 2,900 customers operating in and serving a broad variety of industries. No single customer accounted for more than 10% of our revenues during the last three years.

      We were organized as a Massachusetts corporation in 1980 under the name Concord Data Systems, Inc., and changed our name to Concord Communications, Inc. in 1986. Our principal executive offices are located at 600 Nickerson Road, Marlborough, Massachusetts 01752 and our telephone number is 508-460-4646. Our web site is www.concord.com. We make available, free of charge, through our website, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished as soon as reasonably practicable after we have filed with the Securities and Exchange Commission. The information posted on our web site is not incorporated into this Annual Report. The public can also obtain access to such reports at the Securities and Exchange Commission’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549, by calling the SEC at 1-800-SEC-0330 or by accessing the SEC’s website which is www.sec.gov.

The Concord Solution

      We provide businesses an out-of-the-box, quick to deploy, software-only solution. Our eHealthTM Suite software is a family of automated, scalable, web-based management solutions for business-critical applications, systems, and networks.

      Our eHealthTM product family incorporates the following features:

      Out-of-the-Box Deployment. Our software can be installed, in most instances, in a few hours, and for certain products, installation can actually occur remotely, over the web. Once installed, our products provide real-time information as well as historical reports on critical areas of the infrastructure.

      Scalable, Software-Only Solution. The eHealthTM product family is designed to simplify management of the heterogeneous mix of network devices, client and server operating systems, hardware platforms, technologies, and applications that typically comprise today’s IT infrastructures. Our solution is capable of data collection, consolidation, analysis and reporting for up to 80,000 elements by a single console. Our distributed architecture allows configurations, viewable from a single console that supports collection and reporting of up to 1,000,000 elements. In addition, our distributed systems and application management agents can work autonomously on any number of systems. Our products are scaleable to meet the demands of management as an organization’s IT infrastructure expands; add-on software licenses or additional agent software can be purchased as needed.

      Multi-Level Reporting. Our software solution generates a comprehensive package of graphical reports that provide information and analyses on a wide variety of pre-configured parameters. Information is provided for use at multiple levels of management: chief information officers can get a general overview of capacity, availability and response time while IT personnel can get detailed analysis of specific transactions, client and server components, hardware equipment components, bandwidth components and network services.

      Broad Technology Coverage. Our eHealthTM product family provides embedded intelligence, detailed knowledge, and automated analysis for over 1,000 different types of devices. It enables management across a broad spectrum of industry standard applications like Microsoft Exchange and Information Internet Server; open source Apache; ERP systems from SAP; industry standard operating systems like UNIX, Microsoft Windows NT and Windows 2000, and Linux; and industry standard networking technologies such as ATM, Frame Relay, VoIP, Quality of Service (“QoS”), DSL, Cable, and Wireless.

Products and Technology

      Our eHealthTM Suite software is composed of the eHealthTM E2E console, a centralized console and a database that stores, consolidates, analyzes and reports on information gathered from applications, systems and networks. Concord’s software also includes technology-area solution sets that contain products pertaining to applications, systems and networks management; and a number of cross-technology, suite-wide products that operate across all technology areas.

      eHealthTM E2E Console — This solution provides IT personnel with a centralized view of faults, availability and performance across applications, systems and networks. The eHealthTM E2E Console combines a customizable graphical user interface for both end-users and administrators, an efficient engine for collecting data, an industry standard relational database, and flexible reporting capabilities. The console collects vital information from multi-vendor agents residing on workstations, servers, and network devices; more than 1,000 devices are currently supported by our software, spanning a range of over 140 different vendors. Once collected, this data is processed through analysis algorithms, then stored in a relational database; these algorithms provide information on which IT personnel can take action. This information can be retrieved via the console or a standard Web-based browser on-demand or scheduled reports, such as: Top-N-Reporting, which helps to identify trouble spots; At-A-Glance Reporting, which enables users to examine critical resources; and Trend Reporting, which provides tools to build custom reports. The MyHealth interface allows users to tailor their own views of business services, selecting from reports on a particular component such as the network, or combining reports across the network, systems, and application components for a complete end-to-end view of a business service. The eHealthTM E2E Console also provides an interface for administration and configuration tasks such as associating business organizations or processes with underlying resources and scheduling reports.

      eHealthTM Live HealthTM — This solution provides real time fault management solutions to identify outages, potential outages and sources of delay across the IT infrastructure for rapid problem diagnosis. Our eHealthTM Live HealthTM solution provides out-of-the-box profiles that detect “brownouts” and service delays without configuring complicated rules. Our Fault Manager module, with its analysis algorithms, processes traps and creates a low number of intelligent alarms; thus, reducing noise and displaying alarms indicating important problems. These alarms are automatically forwarded by our software, via e-mail or pager to the appropriate IT personnel, to a network management system or by invoking any user-specified action. Upon notification, IT personnel can associate the alarms to elements managed by eHealthTM E2E Console and identify who is at risk for an outage or service degradation by delivering correlated impact analysis organized by customers, services, technologies, and regions. The Live Health Live Status diagram highlights customers’ business topology with current alarm status and is a navigation point to review current and historical reports. The Live Health browser shows details of alarms that result from our trap analysis algorithms. The Live Health Live Trend feature enables IT personnel to monitor performance patterns of the IT infrastructure.

      eHealthTM — Network Management Solution — This solution set helps IT personnel manage performance and optimize availability of key network resources including LANs, WANs, Frame Relay, ATM, QoS, Wireless LAN, DSL, VoIP, cable technologies and Remote Access Equipment. It also integrates with technologies and operational support systems (“OSS”) from Lucent, Newbridge, Hewlett-Packard, Micromuse and Cisco’s VPN Solutions Center. Our solution automatically discovers, collects information, analyzes, and reports on network resources enabling network managers to track performance, plan capacity, and detect sources of service delay across their networks. Information provided by our solution permits network managers to understand service levels, proactively address potential network failures, manage bandwidth and capacity, watch for security violations, and understand the usage patterns of the network and the network’s various elements.

      eHealthTM — System and Application Management Solution — This solution provides IT personnel meaningful, compiled information, and analysis about their business-critical systems and applications. This solution enables IT personnel to manage the performance and availability of systems, such as workstations and servers. Our software collects key performance metrics such as utilization of CPU, memory and disk space from our eHealth SystemEDGETM agents and other third party agents residing on NT or UNIX systems. This solution also helps IT personnel optimize the performance and availability of applications, such as Microsoft Exchange and SQL Server, Oracle, and Check Point FireWall-1. Our solution works by collecting vital application metrics from eHealth application insight modules residing on application servers. The information collected from systems and applications is brought back to the eHealthTM E2E Console, where it is stored. IT personnel can perform, from the eHealthTM E2E Console, comprehensive analyses on various combinations of metrics and time periods. The information collected is also delivered to Concord’s eHealthTM Live HealthTM application for real-time detection of system faults, potential outages, and delays.

      eHealthTM — Application Performance Management Solution — This solution enables IT personnel to measure the true end-user client workstation response, detect performance degradations, maintain service levels, and manage application performance and availability. The information is stored in the eHealthTM database and a comprehensive set of reports is available within the eHealth SuiteTM to help IT personnel proactively manage application performance and availability. Application data provided using this solution, in conjunction with server and network data, enables eHealthTM Suite software to provide comprehensive performance and availability management across customers’ applications and their complete infrastructures. This solution captures application information from eHealthTM — Application Response agents that perform observational monitoring as well as active performance and availability testing. Observational monitoring collects application performance information from actual users in a non-intrusive, observational manner; it occurs at the client desktop and measures the actual experience of the end user. Active testing can take place at the desktop, server, or router, providing performance and availability data from these strategic locations in customers’ infrastructures based on executing repeatable, scheduled application tests. From the eHealthTM E2E Console, IT personnel can perform comprehensive analyses on numerous combinations of response metrics and time periods. The information gathered from this application is also delivered to the eHealthTM — Live HealthTM product for real-time detection of degrading performance, service level breaches, and declining availability.

      Distributed eHealthTM — This solution provides the ability to run and manage supported eHealthTM applications across multiple eHealthTM systems in a truly distributed fashion. Our distributed architecture solution allows configurations, viewable from a single console, that supports collection and reporting of up to 1,000,000 data elements.

Customer Service

      Our post-sales support organization is responsible for providing ongoing technical support, professional service and training for our customers. For an annual maintenance fee, a customer receives telephone, email and web-based support, as well as updated product releases. We offer support coverage 24 hours a day, seven days a week to customers for an additional annual fee. We offer a web-based tool, Service Express, which enables customers to find, via our website, answers to questions and solutions to technical support issues. We also provide a toll-free customer support line to all customers via our call center located in the United States. Support personnel are on call to answer the technical support calls and generally provide same-day responses to questions that cannot be resolved during the initial call. All calls are logged, opened, tracked, and closed with regular updates to the customer, our sales teams and our executive management team. We recently opened a call center in Australia that will be servicing our customers in the Asia-Pacific region.

      As of December 31, 2002, we employed 46 technical post-sales support personnel, 5 inside sales representatives and one administrative customer service person. In addition, we also had 44 professional service and training personnel who provide services to our customers on a fee-for-service basis.

Sales and Marketing

      We sell our products in the United States, through a direct sales force, sales agents and value added resellers (“VARs”). Internationally, we sell primarily through distributors.

      As of December 31, 2002, we had 28 North America sales teams, each composed of one direct sales person and one or two technical support people targeting the following four regions: East, Central, West and Federal Government. We had 19 international sales teams, also composed of one direct sales person and one or two technical support people, targeting the following three geographic regions: Europe, Middle East and Africa (EMEA); Asia/ Pacific; and Latin America. In addition, we employed 24 inside sales and technical management individuals who support both the North America and International sales teams. As of December 31, 2002, we employed 120 sales personnel.

      As of December 31, 2002, we had relationships with 61 North American VARs and 78 international distributors. It is the responsibility of each sales team to manage all sales within its geographic territory by signing up, training, and managing sales agents, VARs, distributors, network service providers and outsourcers, as well as selling directly to customers.

      As of December 31, 2002, we had relationships with over 560 telecommunication carriers and managed service providers. These service providers offer our products as part of their service offerings. As of December 31, 2002, we also had relationships with development partners that work with our direct sales force, including Alcatel SA, Cap Gemini Ernst & Young, Cisco Systems, Inc., Dimension Data, Hewlett-Packard Co., KPMG Consulting, Lucent Technologies, Inc., Micromuse, Inc., Nortel Networks Corp. and Siemens AG. We also have a professional services referral program aimed at our key network-consulting partners. Under this program, Concord will provide professional services through these partners directly to our customers.

      We generate sales leads through seminars, trade shows, Internet postings, press articles, referrals, mass mailings and cold calling as well as through relationships with sales agents, distributors, VARs, network service providers and outsourcers. As of December 31, 2002, we employed 49 marketing personnel who position, promote and market our products. These individuals are engaged in a variety of activities, including direct marketing, public relations, tradeshows, advertising, Internet postings, and seminars.

Research and Product Development

      Our future success depends in large part on our ability to enhance existing products and develop new products that maintain technological competitiveness and deliver value to existing and new customers. We have made and intend to continue to make substantial investments in product development. Extensive product development input is obtained through customers, our monitoring of end user needs and changes in the marketplace.

      During 2000, we introduced our eHealthTM Suite that offers performance, capacity and availability management across applications, systems, and networks. The introduction of the eHealthTM Suite is the result of the integration of the products of Empire Technologies, Inc. and FirstSense Software, Inc. which we acquired in 1999 and 2000, respectively, into our eHealthTM product: Systems and Application Management from Empire and Application Response Management, from FirstSense. During 2000, we also introduced our first fault management application, Live HealthTM, which detects and reports performance and availability faults in real time. The eHealthTM historical database provides the Live HealthTM application the historical context to reduce fault notifications and to detect performance brownouts as well as hard faults. During 2001, we introduced our second fault management solution, Fault Manager, which combines embedded intelligence and analysis algorithms to create a low number of intelligent alarms; this enables IT personnel to focus on taking corrective action rather than researching potential issues. During 2001, we also introduced our real-time display tool, Live StatusTM, which provides individual users an overview of the business topology of the IT infrastructure. These two products, Fault Manager and Live StatusTM, are now integrated in our eHealth Live HealthTM product. During 2002, we introduced a new distributed infrastructure with a focus on large-scale installations and ease of administration. The introduction of new technologies like DSL, VoIP, VPN, SAN, Wireless, and others rounded out the end-to-end solution set in that same year. We are now developing an enhancement to the fault management capabilities of our eHealthTM Live HealthTM product. In addition, we are working on integrating the Oracle database software into our offering; this will enable us to replace the Ingres database with the Oracle product. This will enable us to offer one single database solution to our customers. We currently offer both of these databases to our customers.

      Research and product development expenses were $21.9 million, $24.0 million and $21.1 million in 2002, 2001 and 2000, respectively, representing 23.3%, 27.2% and 23.1% of total revenues for those 3 years. We anticipate that we will continue to commit substantial resources to research and development in the future and that product development expenses may increase in absolute dollars in future periods. To date, our development efforts have not resulted in any capitalized software development costs. As of December 31, 2002, our product development organization consisted of 125 people.

License and Service Revenues

      Our revenues are generated from license revenues and service revenues. License revenues represent fees earned from licensing our software. License revenues accounted for 54.6%, 61.8% and 75.9% of total revenues in 2002, 2001 and 2000, respectively. Concord’s service revenues consist of fees for maintenance, training and professional services. Service revenues accounted for 45.4%, 38.2% and 24.1% of total revenues in 2002, 2001 and 2000, respectively. See “Results of Operations” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations for a more complete discussion of license and service revenues.

Competition

      We compete in the performance and availability management market for networks, systems and applications. This market is characterized by rapid change and by intense competition. Although we have experienced competition to date from products with comparable capabilities, we expect competition to increase in the future. Further development by our principal competitors, and acquisitions of smaller companies by large established vendors and the integration of their products may be the main source of future competition for us.

      The principal competitive factors in the markets in which we presently compete and may compete in the future include: (i) The ability to provide an integrated fault, performance, and availability solution for applications, systems and networks, as a single vendor; (ii) product performance; (iii) product features and functionality and (iv) price. While we believe that we currently compete favorably overall with respect to these factors, there can be no assurance that we will be able to continue to do so.

      We compete or may compete directly or indirectly with the following categories of companies: (i) application performance software vendors such as Mercury Interactive and Candle Corporation; (ii) report toolset niche vendors such as InfoVista; (iii) fault management software vendors such as Hewlett-Packard Company; (iv) enterprise management software, framework and platform providers such as BMC Software, Inc. and Computer Associates, Inc; (v) large, well established management framework companies such as International Business Machines Corporation and Lucent Technologies Inc., that have developed network management platforms; (vi) developers of network element management solutions such as Cisco Systems, Inc., 3Com Corporation and Nortel Networks, Inc.; and (vii) probe vendors such as NetScout Systems, Inc. and Visual Networks, Inc.

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

      Many of our current and prospective competitors have significantly greater financial, sales and marketing, technical and other resources than we do. As a result, these competitors may be able to devote greater resources than us to the development, promotion, sale and support of their products. Moreover, these companies may introduce additional products that are competitive with or better than our products or may enter into strategic relationships to offer better products than those currently offered. There can be no assurance that our products would effectively compete with such new products. In addition to the risk that other products will be developed, current and prospective competitors may be able to market, sell and support their products more effectively.

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

Intellectual Property and Other Proprietary Rights

      Our success depends significantly upon our proprietary technology. We rely on a combination of patent, copyright, trademark and trade secret laws, non-disclosure agreements, and other contractual provisions to establish, maintain, and protect our proprietary rights; however, use of contractual, statutory and common law protections of our proprietary technologies offer only limited protection.

      We have nine issued U.S. patents, twelve pending U.S. patent applications and various foreign counterparts. We cannot ensure that patents will issue from our pending applications or from any future applications or that, if issued, any claims allowed will be sufficiently broad to protect our technology. In addition, we cannot ensure that any patents that have been or may be issued will not be challenged, invalidated or circumvented, or that any rights granted by those patents would protect our proprietary rights. Failure of any patents to protect our technology may make it easier for our competitors to offer equivalent or superior technology.

      We also continue to protect our intellectual property through the use of copyright, trademark, and trade secret laws. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise misappropriate aspects of our products or services, or to obtain and use information that we regard as proprietary. Third parties may also independently develop similar technology without breach of our proprietary rights.

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

Revenue by Geographic region

      The following table presents Concord’s revenue by major geographic regions (in thousands):

	Year Ended December 31,

	2002	2001	2000

	($000’s)
United States	$57,812	$54,746	$62,015
Europe	22,371	20,142	17,290
Rest of the World	13,661	13,090	12,179

Total — All Foreign Countries	36,032	33,232	29,469

Total	$93,844	$87,978	$91,484

      No one country, except the United States, accounts for greater than 10% of total revenues.

Business Segment Data

      Enterprise customers comprised 58%, 55% and 56% of revenues in 2002, 2001 and 2000, respectively. Managed service providers and telecommunication carriers comprised 42%, 45% and 44% of revenues in 2002, 2001 and 2000, respectively. See Note 11 of Notes to Consolidated Financial Statements for information regarding revenue by segment. Also See “Results of Operations” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations for a more complete discussion of segment revenues.

Employees

      As of December 31, 2002, we had a total of 454 employees, all but 47 of whom were based in the United States. Of the total, 125 were in research and development, 96 were in customer service, 120 were in sales, 49 were in marketing, 32 were in operations and information technology and 32 were in finance, human resources and administration. Our future performance depends in part, upon the continued service of our key engineering, technical support and sales personnel. Competition for such personnel can be intense and there can be no assurance that we will be successful in attracting or retaining such personnel in the future. None of our employees are represented by a labor union; however, in Brazil and in France, our employees are represented by workers’ councils or other representational organizations. We have not experienced any work stoppages and believe that our employee relations are good.

FACTORS THAT COULD AFFECT FUTURE RESULTS

      References in these risk factors to “we,” “our,” the “Company,” and “us” refer to Concord Communications, Inc., a Massachusetts corporation. Any investment in our common stock involves a high degree of risk. If any of the following risks actually occur, our business, results of operations and financial condition would likely suffer.

      This document contains forward-looking statements. Any statements contained in this document that do not describe historical facts are forward-looking statements. Concord makes such forward-looking statements under the provisions of the “safe harbor” section of the Private Securities Litigation Reform Act of 1995. In particular, statements contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are not historical facts (including, but not limited to, statements concerning: the plans and objectives of management; increases in absolute dollars or decreases as a percentage of revenues in sales and marketing, research and development, customer support and service, and general and administrative expenses; expectations regarding increased competition and Concord’s ability to compete successfully; sustenance of revenue growth both domestically and internationally; the size, scope and description of Concord’s target customer market; future product development, including but not limited to anticipated expense levels to fund product development, acquisitions and the integration of acquired companies; and our expected liquidity and capital resources) constitute forward-looking statements. Forward-looking statements contained herein are based on current expectations, but are subject to a number of risks and uncertainties. Concord’s actual future results may differ significantly from those stated in any forward-looking statements. Factors that may cause such differences include, but are not limited to, the factors discussed below.

Our future operating results are uncertain.

      Prior to 2001, we marketed and sold our products primarily in the performance management market. In 2001, our product functionality was expanded to include both fault and performance management features to penetrate the fault management market. While sales of our fault and application response products were approximately 15% and 10%, respectively, of our license revenues for the fiscal year ended December 31, 2002, we still have a limited operating history in this expanded market upon which we can evaluate our business. As currently developed, our product is an integrated fault and performance management tool that manages applications, systems and networks. The integrated fault and performance market is highly competitive and rapidly evolving. Additionally, many of our competitors in this new market have a longer operating history and greater resources. Our limited operating history, an uncertain economic climate due to worldwide economic conditions and the possibility of war in Iraq or North Korea, makes the prediction of future results of operations difficult or impossible. Our prospects must be considered in light of the risks, costs, and difficulties frequently encountered by emerging companies operating in the highly competitive software industry.

We cannot ensure that our revenues will grow or that we will be profitable.

      As a company, we have expended considerable resources to the research and development of new technologies and new or improved product features that have enabled us to penetrate new markets both in the United States and internationally. This investment in product development allowed the company to achieve revenue growth and profitability for the fiscal year ended December 31, 2002. Despite our results in 2002, we cannot ensure that we can generate revenue growth on a quarterly or annual basis, or that we can achieve or sustain any revenue growth in the future.

      In an effort to retain profitability, we continue to work to reduce operating expenses while maintaining funding for product development. However, competition in the marketplace may require us to increase our operating expenses in the future in order to:

•	fund higher levels of research and development;

•	increase our sales and marketing efforts;

•	develop new distribution channels;

•	broaden our customer support capabilities;

•	expand our administrative resources in anticipation of future growth; and

•	respond to unforeseeable economic or business circumstances.

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

Our quarterly operating results may fluctuate.

      We are likely to experience significant fluctuations in our quarterly operating results caused by many factors, including, but not limited to:

•	changes in the demand for our products by customers or groups of customers;

•	the timing, composition, and size of orders from our customers, including the tendency for significant bookings to occur in the final two weeks of each fiscal quarter;

•	our customers’ spending patterns and budgetary resources for our products;

•	geopolitical conditions in the world, with specific reference to the current situation in Iraq, North Korea, and portions of South America;

•	the success of our new customer generation activities;

•	introductions or enhancements of products, or delays in the introductions or enhancements of products, by us or our competitors;

•	changes in our pricing policies or those of our competitors;

•	changes in the distribution channels through which our products are sold;

•	our success in anticipating and effectively adapting to developing markets and rapidly changing technologies;

•	our success in attracting, retaining, and motivating qualified personnel;

•	the publication of opinions about us and our products, or our competitors and their products, by industry analysts or others;

•	changes in general economic conditions; and

•	changes in accounting rules, such as recording expenses for employee stock option grants.

      Though our service revenues have been increasing as a percentage of total revenues, we do not have a significant ongoing revenue stream that may mitigate quarterly fluctuations in operating results, as do other software companies with a longer history of operations. Increases in our revenues will also depend on our successful implementation of our distribution strategy as we attempt to expand our channels of distribution. Due to the buying patterns of certain of our customers and also to our own sales incentive programs focused on annual sales goals, revenues in our fourth quarter could be higher than revenues in our first quarter of the following year. There also may be other factors, such as seasonality and the timing of receipt and delivery of orders within a fiscal quarter, that significantly affect our quarterly results, which are often difficult to predict.

      A significant portion of our product sales occurs in the final two weeks of each fiscal quarter. Any delay in the shipment of products near the end of the quarter may result in decreased revenues for the quarter. Additionally, intense competition and budgetary constraints placed upon our customers typically increase during the final two weeks of a fiscal quarter and may adversely affect our revenues for that quarter.

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

      We derive and likely will continue to derive a significant portion of our revenues from the sales of our products to telecommunication carriers, service providers, and enterprise customers. These markets worldwide have suffered from a turbulent economy during 2000, 2001, and 2002. We have been negatively affected by the general weakness in capital spending within these markets. The volume of sales of our products and services to telecommunication carriers, service providers, and enterprise customers may increase slower than we expect or may decrease.

The market for integrated fault and performance management software is emerging.

      The market for our integrated fault and performance solution is still in an early stage of development. Although the rapid expansion and increasing complexity of computer applications, systems, and networks in recent years have increased the demand for fault and performance management software products, the awareness of, and the demand for, an integrated fault and performance solution is a recent development; therefore, it is difficult to assess:

•	the size of this market;

•	the appropriate features and prices for products to address this market;

•	the optimal distribution strategy; and

•	the market that will develop and the impact of large competitors within the market.

      The development of this market and our growth will depend significantly upon the desire and success of telecommunication carriers, managed services providers, and enterprises to integrate fault and performance management into their applications, systems, and networks. Moreover, this market is very competitive and we are in direct competition with larger companies with substantially greater resources. These larger companies are able to devote considerable resources to the development of competitive products and the creation and maintenance of direct and indirect sales channels. The continued presence of these larger companies in this market may impact our ability to retain or increase our market share.

The market for our products is intensely competitive and rapidly evolving.

      The market for our products is intensely competitive and rapidly evolving. Our current and future competitors include:

•	fault management software vendors;

•	application performance software vendors;

•	report toolset niche vendors;

•	enterprise management software, framework and platform providers;

•	software vendors providing service assurance for the wireless market;

•	large, well established management framework companies that have developed network or application management platforms;

•	developers of network element management solutions;

•	probe vendors;

•	telecommunications vendors;

•	system agent vendors; and

•	vendors who provide as a service some of the functionality of our products.

      We expect competition to persist, increase, and intensify in the future which will likely result in price competition within our relevant market. If we do not provide products that achieve success in our market in the short term, we could suffer an insurmountable loss in market share and brand name acceptance. We cannot ensure that we will compete effectively with current and future competitors.

Market acceptance of our eHealthTM product family is critical to our success.

      We currently derive substantial product revenues from our eHealthTM Suite product family, and we expect that revenues from these products will continue to account for substantially all of our product revenues in the foreseeable future. Broad market acceptance of these products is critical to our future success. We cannot ensure that market acceptance of our eHealthTM Suite of products will increase or even remain at current levels. Factors that may affect the market acceptance of our integrated solution include:

•	the availability and price of competing integrated solutions, products and technologies;

•	the demand for integrated, as opposed to stand-alone, solutions; and

•	the success of our sales efforts and those of our marketing partners.

      Moreover, if demand for integrated fault and performance management software products increases, we anticipate that our competitors will introduce additional competitive products and new competitors could enter our market and offer alternative products resulting in decreased market acceptance of our products.

We may need future capital funding.

      We plan to continue to expend substantial funds on the continued development, marketing, and sale of the eHealthTM product family. While we have approximately $72.8 million in short term investments (cash, cash equivalents and marketable securities), excluding restricted cash totaling $839,000 as of December 31, 2002, we cannot ensure that our existing capital resources and any funds that may be generated from future operations together will be sufficient to finance our future operations or that other sources of funding will be available on terms acceptable to us, if at all. In addition, future sales of substantial amounts of our securities in the public market could adversely affect prevailing market prices and could impair our future ability to raise capital through the sale of our securities.

We must introduce product enhancements and new products on a timely basis.

      Because of rapid technological change in the software industry and potential changes in the IT infrastructure, fault and performance management software market, and changes in industry standards, the life cycle of versions of our eHealthTM products is difficult to estimate. We cannot ensure that:

•	we will successfully develop and market enhancements to our eHealthTM products or successfully develop new products that respond to technological changes, evolving industry standards or customer requirements;

•	we will not experience difficulties that could delay or prevent the successful development, introduction and sale of such enhancements or new products; or

•	such enhancements or new products will adequately address the requirements of the marketplace and achieve market acceptance.

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

      The public’s perception of accounting improprieties by public companies has undermined confidence in the public markets, adding to economic uncertainty. This economic uncertainty can affect customer demand for our products and services, thus affecting our revenue. For example, the announcement by a large American telecommunications firm near the end of our second fiscal quarter that it had improperly accounted for some expenses created uncertainties for some of our customers last quarter. Specifically, banks holding debt for this telecommunications company reduced expenditures to mitigate the exposure created by the telecommunications company’s actions. Our revenues suffered in the final weeks of the quarter ended June 30, 2002 as many of our customers considerably decreased, postponed or potentially canceled IT infrastructure purchases due to this uncertainty. It is likely that similar announcements by other companies would impact the Company’s future sales.

Current geopolitical instability and the continuing threat of domestic and international terrorist attacks may adversely impact our revenues.

      International tensions, exacerbated by the possibility of war in Iraq and the escalating tensions in North Korea contribute to an uncertain political and economic climate, both in the United States and globally, which may affect our ability to generate revenue on a predictable basis. In addition, recent terrorist attacks internationally have contributed to continued international tension and uncertainty, which has exacerbated an already weakened worldwide economy. As we sell products both in the United States and internationally, the threat of future terrorist attacks may adversely affect our business.

Our common stock price could experience significant volatility.

      The market price of our common stock may be highly volatile and could be subject to wide fluctuations in response to:

•	variations in results of operations;

•	announcements of technological innovations or new products by us or our competitors;

•	changes in financial estimates by securities analysts;

•	announcements relating to financial improprieties by public companies; or

•	other events or factors.

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

Our industry is subject to rapid technological change. Our success depends upon maintenance of standard protocols.

      The software industry is characterized by:

•	rapid technological change;

•	frequent introductions of new products;

•	changes in customer demands; and

•	evolving industry standards.

      The introduction of products embodying new technologies and the emergence of new industry standards can render existing products and integrated solutions obsolete and unmarketable. While we actively work to develop products that operate with standard protocols, any change in industry standards or the emergence of new network technologies could affect the compatibility of our products, which in turn could affect the demand for, or the pricing of, our products and solutions.

We rely on strategic partners and other evolving distribution channels.

      Our distribution strategy is to develop multiple distribution channels, including sales through:

•	strategic marketing partners;

•	value added resellers;

•	system integrators;

•	telecommunication carriers;

•	original equipment manufacturers; and

•	independent software vendors and international distributors.

      We have developed a number of these relationships and intend to continue to develop new “channel partner” relationships. Specifically, beginning in the second half of 2002, we have focused on identifying and developing our key distribution partners worldwide. We intend to decrease the total number of distributors selling our products, but increase the quality and focus of our most valuable distributors. Our success will depend in large part on our development of these more focused distribution relationships and on the performance and success of these third parties, particularly telecommunication carriers and other network service providers. We sell our products in the United States through both direct sales to customers and indirect sales to customers through our channel partners. Outside the United States, we sell our products almost exclusively through indirect sales via our channel partners. Our international channel partners are located in Europe, the Middle East, Africa, Asia, and North and South America and are subject to local laws, regulations, and customs that may make it difficult to accurately assess the potential revenues that can be generated from a certain market. Our success depends upon our ability to attract and retain valuable channel partners and to accurately assess the size and vitality of the markets in which our products are sold. While we have implemented policies and procedures to achieve this, we cannot predict the extent to which we are able to attract and retain financially stable, motivated channel partners. Additionally, our channel partners may not be successful in marketing and selling our products. We may:

•	fail to attract important and effective channel partners;

•	fail to penetrate our targeted market segments through the use of channel partners; or

•	lose any of our channel partners, as a result of competitive products offered by other companies, products developed internally by these channel partners, their financial insolvency or otherwise.

We may fail to manage successfully the growth of our business.

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

      We face certain difficulties and risks inherent in doing business internationally, including, but not limited to:

•	costs of customizing products and services for international markets;

•	dependence on independent resellers;

•	multiple and conflicting regulations;

•	exchange controls;

•	longer payment cycles;

•	unexpected changes in regulatory requirements;

•	import and export restrictions and tariffs;

•	difficulties in staffing and managing international operations;

•	greater difficulty or delay in accounts receivable collections;

•	potentially adverse tax consequences;

•	the burden of complying with a variety of laws outside the United States;

•	the impact of possible recessionary environments in economies outside the United States;

•	political and economic instability; and

•	exposure to foreign currency fluctuations.

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

      We have nine issued and twelve pending U.S. patents, and various foreign counterparts as of December 31, 2002. We cannot ensure that patents will issue from our pending applications or from any future applications or that, if issued, any claims allowed will be sufficiently broad to protect our technology. In addition, we cannot ensure that any patents that have been or may be issued will not be challenged, invalidated or circumvented, or that any rights granted by those patents would protect our proprietary rights. Failure of any patents to protect our technology may make it easier for our competitors to offer equivalent or superior technology.

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

      We have started shipping Oracle® software as the database on which the eHealthTM Suite of products runs, which will eventually replace the Ingres® database on which our eHealthTM Suite of products currently operates. While we believe the switch to Oracle will make our products even more robust and we are comfortable with the choice of Oracle as a database vendor, there is no guarantee that our customers will readily accept this change. As with any vendor, there also is no guarantee that Oracle will be able to continue to deliver to us an acceptable database solution, nor that the product Oracle delivers will continue to interface effectively in conjunction with our eHealthTM Suite of products.

Intellectual property infringement claims would harm our business.

      Although we do not believe that we are infringing upon the intellectual property rights of others, claims of infringement are becoming increasingly common as the software industry develops legal protections for software products. Litigation may be necessary to protect our proprietary technology, and third parties may assert infringement claims against us with respect to their proprietary rights. Any claims or litigation can be time-consuming and expensive regardless of their merit. Infringement claims against us can cause product release delays, require us to redesign our products, or require us to enter into royalty or license agreements which may not be available on terms acceptable to us or at all.

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

The conviction of Arthur Andersen LLP may limit potential recoveries from them related to their prior service as our independent auditors.

      Arthur Andersen LLP served as our independent auditors until June 10, 2002. On June 15, 2002, Andersen was found guilty on federal obstruction of justice charges arising from the government’s investigation of Enron Corporation. Following this indictment, Andersen informed the SEC that it would cease its operations. On June 10, 2002, we dismissed Andersen and on June 11, 2002, we retained PricewaterhouseCoopers LLP as our independent auditors for the fiscal year ended December 31, 2002. SEC rules require us to present historical audited financial statements in various SEC filings, such as registration statements, along with Andersen’s consent to our inclusion of its audit report in those filings. Since our former engagement partner and audit manager have left Andersen and in light of the announced cessation of Andersen’s SEC practice, we will not be able to obtain the consent of Andersen to the inclusion of its audit report in our relevant current and future filings. The SEC recently has provided regulatory relief designed to allow companies that file reports with the SEC to dispense with the requirement to file a consent of Andersen in certain circumstances, but purchasers of securities sold under our registration statements, which were not filed with the consent of Andersen to the inclusion of its audit report will not be able to sue Andersen pursuant to Section 11(a)(4) of the Securities Act and therefore their right of recovery under that section may be limited as a result of the lack of our ability to obtain Andersen’s consent.

Limitations on the Effectiveness of Controls.

      The Company’s management, including the CEO and CFO, does not expect that our Disclosure Controls or our Internal Controls will prevent all errors and intentional misrepresentations. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or intentional conduct may occur and not be detected.

Item 2.     Properties

      Concord’s corporate headquarters and principal facilities are located in approximately 142,400 square feet of office space in Marlborough, Massachusetts under separate lease arrangements that expire in June 2006 and August 2007. These principal facilities accommodate finance, administration and operations, research and development, customer support, marketing and sales management. We also lease sales office space in Atlanta, GA; Dallas, TX; Plymouth, MI; Seattle, WA; Vienna, VA; Palo Alto, CA; Canada; England; France; Germany; the Netherlands; Spain; Sweden; Australia; Hong Kong; Japan; Singapore; Mexico and Brazil. We believe that our current facilities are adequate for our needs through the next twelve months and that, should it be needed, suitable additional or substitute space will be available to accommodate expansion of our operations on commercially reasonable terms, although there can be no assurance in this regard.

      The Company’s reportable segments are determined by customer type: managed service providers/ telecommunication carriers and enterprise. The Company evaluates segment performance based on revenue only. Accordingly, all of the Company’s facilities are used by each of the Company’s operating segments.

Item 3.     Legal Proceedings

      We are not a party to any litigation that we believe could have a material adverse effect on our business, results of operations or financial condition.

Item 4.     Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2002.

PART II

Item 5.     Market for the Registrant’s Common Stock and Related Stockholder Matters

Price Range of Common Stock

      Concord affected its initial public offering on October 24, 1997 at a price of $14.00 per share. Since that date, Concord’s Common Stock has traded on the Nasdaq National Market under the symbol CCRD. The following table sets forth, for the period indicated, the high and low sales prices for the Common Stock, all as reported by the Nasdaq National Market.

Period	High	Low

Fiscal 2001:
First Quarter	$16.00	$6.50
Second Quarter	10.10	5.13
Third Quarter	10.87	7.70
Fourth Quarter	23.25	8.27
Fiscal Year	$23.25	$5.13
Fiscal 2002:
First Quarter	$24.62	$16.41
Second Quarter	21.20	12.75
Third Quarter	16.70	4.96
Fourth Quarter	12.49	4.83
Fiscal Year	$24.62	$4.83

As of March 14, 2003, Concord had approximately 5,688 holders of our common stock.

Dividend Policy

      We did not declare or pay any cash dividends on our capital stock during 2002, 2001 or 2000. We currently anticipate that we will retain all future earnings for use in our business and we do not anticipate that we will pay any cash dividends in the foreseeable future. The payment of any future dividends will be at the discretion of our Board of Directors and will depend upon, among other things, future earnings, operations, capital requirements and the general financial condition of the Company, general business conditions and contractual restrictions on payment of dividends, if any.

Use of Proceeds

      On October 16, 1997, Concord commenced an initial public offering (“IPO”) of 2,900,000 shares of common stock, par value $0.01 per share (the “Common Stock”), pursuant to the Company’s final prospectus dated October 15, 1997 (the “Prospectus”). The Prospectus was contained in the Company’s Registration Statement on Form S-1, which was declared effective by the Securities and Exchange Commission (SEC File No. 333-33227) on October 15, 1997. Of the 2,900,000 shares of common stock registered, 2,300,000 shares were offered and sold by the Company and 600,000 shares were offered and sold by certain stockholders of the Company. As part of the IPO, the Company granted the several underwriters an overallotment option to purchase up to an additional 435,000 shares of common stock (the “Underwriters’ Option”). The IPO closed on October 21, 1997 upon the sale of 2,900,000 shares of Common Stock to the underwriters. The managing underwriters for the IPO were Nationsbanc Montgomery Securities Inc., BancAmerica Robertson Stephens and Wessels, Arnold and Henderson, L.L.C (the “Representatives”). On October 24, 1997, the Representatives, on behalf of the several underwriters, exercised the Underwriters’ Option, purchasing 435,000 additional shares of Common Stock from the Company. The aggregate offering price of the IPO to the public was $40,600,000 (exclusive of the Underwriters’ Option), with proceeds to the Company and selling shareholders, after deduction of the underwriting discount, of $29,946,000 (before deducting offering expenses payable by the Company) and $7,812,000, respectively. The aggregate offering price of the Underwriters’ Option exercised was $6,090,000, with proceeds to the Company, after deduction of the underwriting discount, of $5,663,700 (before deducting offering expenses payable by the Company). The aggregate amount of expenses incurred by the Company in connection with the issuance and distribution of the shares of Common Stock offered and sold in the IPO were approximately $3.6 million, including $2.7 million in underwriting discounts and commissions and $950,000 in other offering expenses.

      None of the expenses paid by the Company in connection with the IPO or the exercise of the Underwriters’ Option was paid, directly or indirectly, to directors, officers, persons owning ten percent or more of the Company’s equity securities, or affiliates of the Company.

      The net proceeds to the Company from the IPO, after deducting underwriting discounts and commissions and other offering expenses were approximately $34.7 million. To date, the Company has not utilized any of the net proceeds from the IPO. The Company has invested all such net proceeds primarily in US treasury obligations and other interest bearing investment grade securities. None of the net proceeds from the IPO was used to pay, directly or indirectly, directors, officers, persons owning ten percent or more of the Company’s equity securities, or affiliates of the Company.

Issuance of Securities

      On February 4, 2000, the Company completed a merger with FirstSense Software, Inc. (“FirstSense”). The Company issued an aggregate of 1,940,000 shares of Concord common stock to the stockholders of FirstSense in the merger in a private placement transaction pursuant to Section 4(2) under the Securities Act of 1933, as amended. A Form S-3 Registration Statement to cover the resale of the securities issued in the merger was declared effective by the Securities and Exchange Commission.

Item 6.	Selected Financial Data

      The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and related notes to those statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K. The selected financial data as of and for each of the five fiscal years in the period ended December 31, 2002 have been derived from our audited consolidated financial statements. The historical results are not necessarily indicative of the operating results to be expected in the future.

	Fiscal Year Ended December 31,

	2002	2001	2000	1999	1998

	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues:
License revenues	$51,230	$54,406	$69,464	$53,924	$35,048
Service revenues	42,614	33,572	22,020	14,896	6,921

Total revenues	93,844	87,978	91,484	68,820	41,969

Cost of Revenues:
Cost of license revenues	1,850	2,272	1,997	2,300	1,666
Cost of service revenues	15,120	15,544	11,104	6,202	3,218

Total cost of revenues	16,970	17,816	13,101	8,502	4,884

Gross profit	76,874	70,162	78,383	60,318	37,085

Operating Expenses:
Research and development (excluding stock-based compensation of $106, $315, $522, $2,549 and $1,001, respectively)	21,867	23,969	21,102	14,432	9,880
Sales and marketing	47,383	51,041	42,996	29,442	19,885
General and administrative (excluding stock-based compensation of $0, $5, $290, $490 and $125, respectively)	7,665	8,700	8,113	5,337	3,595
Asset impairment charge	—	—	2,337	—	—
Stock-based compensation	106	320	812	3,039	1,126
Acquisition-related charges	—	—	4,300	551	—

Total operating expenses	77,021	84,030	79,660	52,801	34,486

Operating (loss) income	(147)	(13,868)	(1,277)	7,517	2,599
Other income, net	2,916	3,161	3,066	2,964	2,515

Income (loss) before income taxes	2,769	(10,707)	1,789	10,481	5,114
Provision (benefit) for income taxes	568	447	447	4,286	(986)

Income (loss) before extraordinary items	2,201	(11,154)	1,342	6,195	6,100
Extraordinary loss on early extinguishment of debt, net of tax benefit of $72,000	—	—	(216)	—	—

Net income (loss)	2,201	(11,154)	1,126	6,195	6,100
Accretion of redeemable preferred stock	—	—	—	125	120

Net income (loss) available to common shareholders	$2,201	$(11,154)	$1,126	6,070	5,980

Pro forma provision for income taxes on Subchapter S-Corporation income (unaudited)(1)				146	41

Pro forma net income (unaudited)(1)				$5,924	$5,939

	Fiscal Year Ended December 31,

	2002	2001	2000	1999	1998

	(In thousands, except per share data)
Net income (loss) per common and potential common share:
Basic	$0.13	$(0.67)	$0.07	$0.42	$0.44
Diluted	$0.12	$(0.67)	$0.07	$0.36	$0.37
Pro forma diluted (unaudited)(1)				$0.35	$0.37
Weighted average common and potential common shares outstanding:
Basic	17,057	16,683	16,144	14,395	13,570
Diluted	17,627	16,683	16,746	16,722	16,200
Pro forma diluted (unaudited)(1)				16,722	16,200

(1)	Pro forma information assumes that the pre-merger earnings from Empire Technologies, Inc., a Subchapter S-Corporation acquired and accounted for as a pooling of interests, were taxed at the Company’s effective tax rate.

	December 31,

	2002	2001	2000	1999	1998

	(In thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$73,670	$68,344	$63,251	$63,569	$56,619
Working capital	56,975	48,965	54,131	55,213	47,913
Total assets	105,930	102,480	102,276	89,787	67,981
Long-term debt, net of current portion	—	—	—	2,064	242
Redeemable convertible preferred stock	—	—	—	11,723	11,598
Total stockholders’ equity	$68,936	$63,507	$70,746	$52,476	$41,213

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

      Concord develops, markets and supports a scalable fault and performance management software solution, its eHealthTM Suite family of products. Concord’s solutions ensure the high availability of the information technology (“IT”) infrastructure by providing an end-to-end view across the components of this infrastructure: the network, the systems and the applications.

      The information provided by Concord or statements made by our employees may contain forward-looking statements. In particular, some statements contained in this Form 10-K for the fiscal year ended December 31, 2002 are not historical statements including, but not limited to, statements concerning the plan and objectives of management; increases in revenues (domestically and internationally); increases in absolute dollars or decreases as a percentage of revenues in sales and marketing, research and development and general and administrative expenses (domestically and internationally), Concord’s ability to use deferred tax assets, Concord’s success in competing in international markets, Concord’s expected future profitability and Concord’s expected liquidity and capital resources. This document contains forward-looking statements. Any statements contained herein that do not describe historical facts are forward-looking statements. The Company makes such forward-looking statements under the provisions of the “safe harbor” section of the Private Securities Litigation Reform Act of 1995.

      The forward-looking statements contained herein are based on current expectations but are subject to a number of risks and uncertainties. The facts that could cause actual results to differ materially from current expectations include the following: risks of intellectual property rights and litigation, risks in technology development and commercialization, risks in product development and market acceptance of and demand for the Company’s products, risks of downturns in economic conditions generally, and in the software, networking and telecommunications industries specifically, risks associated with competition and competitive pricing pressures, risks associated with international sales, risks associated with a limited family of products and other risks detailed in this Form 10-K under the heading “Factors that Could Affect Future Results” and elsewhere in the Company’s filings with the Securities and Exchange Commission.

      On February 4, 2000, the Company completed its acquisition of all of the capital stock of FirstSense Software, Inc., a Delaware corporation (“FirstSense”). The Company accounted for the transaction as a pooling of interests in accordance with Accounting Principles Board (“APB”) Opinion No. 16, Business Combinations. As required by APB Opinion No. 16, the Company restated all of its financial statements to reflect the combined results of both entities for all periods presented. All transactions between the two companies have been eliminated in the combined results. FirstSense is a provider of applications performance and service level management software designed for distributed applications, including packaged, custom and e-business applications.

Critical Accounting Policies, Significant Estimates and Judgments

      The accompanying discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”). The preparation of consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We base our estimates and judgments on historical experience and on various other assumptions that we believe are reasonable under the circumstances. However, future events are subject to change and the best estimates and judgments routinely require adjustment. US GAAP requires us to make estimates and judgments in several areas. See our audited consolidated financial statements and notes thereto which begin on page 35 of this Annual Report on Form 10-K and which contain accounting policies and other disclosures required by generally accepted accounting principles.

      We believe that the policies, significant estimates and judgments discussed below are the most critical to our financial statements and the understanding of our financial condition and results of operations because their application places the most significant demands on management’s judgment.

(a)	Revenue Recognition

      Our revenues consist of software license revenues and service revenues. Software license revenues are recognized in accordance with the American Institute of Certified Public Accountants’ Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as modified by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition with respect to Certain Transactions. Under SOP 97-2, software license revenues are recognized when persuasive evidence of an arrangement exists and delivery of the software has occurred, provided that the license fee is fixed or determinable, collection is considered reasonably assured and no customer acceptance clauses exist. If an arrangement includes an acceptance provision, revenue recognition occurs upon the earlier of a receipt of a written customer acceptance or expiration of the acceptance period. If the fee is determined not to be fixed or determinable, revenue is recognized when the fees become due. If collection is not considered reasonably assured, revenue is recognized upon the receipt of cash. Revenues under multiple-element arrangements, which typically include software products, services and maintenance sold together, are allocated to each element using the residual method in accordance with SOP 98-9. Under the residual method, the fair value of the undelivered elements is deferred and subsequently recognized when these elements are delivered; the remainder of the arrangement consideration is allocated to the software. We have established sufficient vendor specific objective evidence for professional services, training and maintenance and customer support services based on the price charged when these elements are sold separately. Accordingly, software license revenues are recognized under the residual method in arrangements in which software is licensed with professional services, training, and maintenance and customer support services.

      Service revenues include professional services, training and maintenance and customer support fees. Professional services are not essential to the functionality of the other elements in an arrangement and are accounted for separately. Service revenues are recognized as the services are performed, provided evidence of an arrangement exists, fees are fixed or determinable, and collection is considered reasonably assured.

      We license our software to end-users, resellers and OEM’s. All revenues generated from our worldwide operations are approved at our corporate headquarters, located in the United States. Our arrangements do not generally include clauses involving acceptance of our products by our customers. However, if an arrangement includes an acceptance provision, revenue recognition occurs upon the earlier of receipt of a written customer acceptance or expiration of the acceptance period.

      For all sales, in the absence of a signed license agreement, we use either a purchase order or purchase order equivalent as evidence of an arrangement. If a signed license agreement is obtained, we use either the license agreement or the license agreement and a purchase order as evidence of an arrangement. Sales to resellers are usually evidenced by a master agreement governing the relationship together with purchase orders on a transaction-by-transaction basis. Sales to OEM’s are usually evidenced by a master agreement governing the relationship together with a shipping report on a transaction-by-transaction basis.

      Delivery generally occurs when product is delivered to a common carrier and the delivery terms are FOB Concord. In the case of arrangements with resellers or OEMs, revenue is recognized upon delivery to the reseller or to the OEM. Most of these arrangements involve a sell-through by the reseller or OEM to an end user. For a reseller, evidence usually comes in the form of a purchase order identifying the end-user while for an OEM, evidence of sell-through usually comes in the form of a shipping report, which usually identifies the “ship to” location.

      At the time of the transaction, we assess whether the fee associated with our revenue transaction is fixed or determinable and whether or not collection is reasonably assured. We assess whether the fee is fixed or determinable based on the payment terms associated with the transaction. If a significant portion of a fee is due after our normal payment terms, which are usually 30 to 60 days from invoice date, we account for the fee as not being fixed or determinable. In these cases, we recognize revenue when the fee is due.

      We assess collection based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer. We do not request collateral from our customers. If we determine that collection of a fee is not reasonably assured, we defer the fee and recognize revenue upon receipt of cash.

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

(b)	Accounts Receivable

      We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer’s current credit worthiness, as determined by our review of their current credit information. We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based on our historical experience and any specific customer collection issues that we have identified. While such credit losses have historically been within our expectations and appropriate reserves have been established, we cannot guarantee that we will continue to experience the same credit loss rates that we have experienced in the past.

(c)	Accounting for Income Taxes

      As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. To do this, we estimate our actual current tax liabilities, while also assessing temporary differences resulting from differing treatment of items, such as deferred revenue and expense accruals, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income. To the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the statement of operations.

      Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have recorded a valuation allowance of approximately $10.0 million as of December 31, 2002, due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily consisting of the utilization of certain net operating loss carryforwards from prior years. We are unsure whether we will have sufficient future taxable income to allow us to use these net operating losses and tax credit carryforwards before they expire. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to establish an additional valuation allowance. Establishing new or additional valuation allowances could materially adversely impact our financial position and results of operations.

Pro Forma Financial Results

      We prepare and release quarterly unaudited financial statements prepared in accordance with generally accepted accounting principles (“GAAP”). We also disclose and discuss certain pro forma financial information in the related earnings release and investor conference call. This pro forma financial information excludes certain non-cash and special charges, consisting primarily of non-cash compensation charges and transaction costs associated with acquisitions. This proforma calculation also substitutes current period GAAP tax provisions with a “pro forma” tax rate. We have significant deferred tax assets and have not recorded a federal tax provision in 2001 or 2002. The tax provision in 2001 and 2002 relates to state and foreign taxes only. Management uses the pro forma information to evaluate the results of our ongoing operations. Similarly, we believe the disclosure of the pro forma financial information helps investors evaluate the results of our ongoing operations. However, we present both GAAP and Proforma EPS results and urge investors to carefully review the GAAP financial information included as part of our Quarterly Reports on Form 10-Q, our Annual Reports on Form 10-K, and our quarterly earnings releases.

Results of Operations

      The following table sets forth, for the periods indicated, certain financial data as percentages of Concord’s total revenues.

	Year Ended December 31,

	2002	2001	2000

Revenues:
License revenues	54.6%	61.8%	75.9%
Service revenues	45.4	38.2	24.1

Total revenues	100.0	100.0	100.0

Cost of Revenues:
Cost of license revenues	2.0	2.6	2.2
Cost of service revenues	16.1	17.7	12.1

Total cost of revenues	18.1	20.3	14.3

Gross profit	81.9	79.7	85.7

Operating Expenses:
Research and development	23.3	27.2	23.1
Sales and marketing	50.5	58.0	47.0
General and administrative	8.2	9.9	8.9
Asset impairment charge	—	—	2.5
Stock-based compensation	0.1	0.4	0.9
Acquisition-related charges	—	—	4.7

Total operating expenses	82.1	95.5	87.1

Operating loss	(0.2)	(15.8)	(1.4)
Total other income, net	3.1	3.6	3.4

Income (loss) before income taxes	2.9	(12.2)	2.0
Provision for income taxes	0.6	0.5	0.5

Income (loss) before extraordinary items	2.3	(12.7)	1.5
Extraordinary loss on early extinguishment of debt, net of tax benefit	0.0	0.0	(0.2)

Net income (loss)	2.3%	(12.7)%	1.3%

Total Revenues

      Total revenues were $93.8 million, $88.0 million and $91.5 million in 2002, 2001 and 2000, respectively, representing an increase of 6.7% from 2001 to 2002 and a decrease of 3.8% from 2000 to 2001.

License Revenues

      Concord’s license revenues are derived from the licensing of software products. License revenues were $51.2 million, $54.4 million and $69.5 million in 2002, 2001 and 2000, respectively, representing a decrease of 5.8% from 2001 to 2002 and a decrease of 21.7% from 2000 to 2001. License revenues accounted for 54.6%, 61.8% and 75.9% of total revenues in 2002, 2001 and 2000, respectively. The continuing decrease in license revenues in absolute dollars from 2001 to 2002 and from 2000 to 2001 was due, in large part, to decreases in, or postponements or cancellations of IT infrastructure purchases by some of our customers due to worldwide economic uncertainty. In addition to the continuing worldwide slowdown in the economy, political uncertainty resulting in financial instability in Brazil, reduced spending by some telecommunication carriers on their infrastructures and the announcement of accounting improprieties by a few major U.S. based firms have also negatively affected IT spending by our customers and potential customers. The continuing decrease in license revenues as a percent of total revenues from 2001 to 2002 and from 2000 to 2001 was the result of a significant increase in service revenues, consisting mainly of maintenance revenues. There were no material price increases for products during 2002, 2001 or 2000. Inflation did not have a significant impact on our revenues or income during 2002, 2001 or 2000.

Service Revenues

      Concord’s service revenues consist of fees for maintenance, training and professional services. Service revenues were $42.6 million, $33.6 million and $22.0 million in 2002, 2001 and 2000, respectively, representing increases of 26.9% from 2001 to 2002 and 52.5% from 2000 to 2001. Service revenues accounted for 45.4%, 38.2% and 24.1% of total revenues in 2002, 2001 and 2000, respectively. The increase in service revenues was mainly due to a significant increase in maintenance revenues which are generated from new and renewed maintenance contracts. Maintenance revenues represent fees earned by granting our customers rights to technical support, software product upgrades and maintenance patches during the support period, which is usually one year. The majority of our license customers purchase maintenance upon the initial licensing of our software. In addition, the majority of these customers renew their maintenance agreements annually. An increase in the number of the Company’s customers and the resulting demand for these services further helped drive the increase in service revenues from 2001 to 2002 and from 2000 to 2001.

International Revenues

      Concord’s international revenues were $36.0 million, $33.2 million and $29.5 million in 2002, 2001 and 2000, respectively, representing 38.4%, 37.8% and 32.2% of total revenues, respectively. Our international revenues were primarily generated from customers located in Europe. Revenues from customers located in Europe accounted for 23.8%, 22.9% and 18.9% of total revenues in 2002, 2001 and 2000, respectively. The continued increase in international revenues as a percentage of total revenues is primarily the result of Concord’s expansion of its operations outside the United States, which has included both the hiring of additional personnel as well as the establishment of additional reseller relationships. We believe that continued growth and profitability will require further expansion of our sales, marketing and customer service functions in international markets. We expect to commit additional time and development resources to customizing our products and services for selected international markets.

Segment Revenues

      Concord’s reportable segments are determined by customer type: managed service providers/ telecommunications carriers (“MSP/ TC”) and enterprise. Concord’s MSP/ TC revenues were $39.6 million, $39.2 million and $40.2 million in 2002, 2001 and 2000, respectively, representing approximately 42%, 45% and 44% of total revenues, respectively. The decrease in MSP/ TC revenues as a percentage of total revenues in 2002 was attributable to reduced spending by major telecommunications firms on IT infrastructure projects. The general slowdown of the economy in the United States and abroad, the overcapacity in the telecommunications infrastructure market and the bankruptcies of some major U.S. carriers have all contributed to the lower spending by this segment. Additionally, the decrease in MSP/ TC revenues as a percent of total revenues was the result of an increase in enterprise revenues, including both new and existing customers.

      Concord’s enterprise revenues were $54.2 million, $48.8 million and $51.3 million in 2002, 2001 and 2000, respectively, representing approximately 58%, 55% and 56% of total revenues, respectively. The increase in enterprise revenues in 2002, both in absolute dollars and as a percentage of total revenues, was due to an increase in orders from new customers and repeat sales to existing customers.

Cost of License Revenues

      Cost of license revenues includes expenses associated with royalty fees, production, fulfillment and product documentation. Cost of licenses was $1.9 million, $2.3 million and $2.0 million in 2002, 2001 and 2000, respectively, representing 2.0%, 2.6% and 2.2% of total revenues in 2002, 2001 and 2000, respectively. The decrease from 2001 to 2002 was due, in part, to lower fulfillment costs. In 2002, these costs were lower due to a decreased number of product updates sent to customers and improved efficiencies in the distribution process of these upgrades. The increase from 2000 to 2001 was due, in part, to higher fulfillment costs

Cost of Service Revenues

      Cost of service revenues includes the personnel costs associated with providing customer support in connection with maintenance, training and professional service contracts. Cost of service was $15.1 million, $15.5 million and $11.1 million in 2002, 2001 and 2000, respectively, representing 16.1%, 17.7% and 12.1% of total revenues in 2002, 2001 and 2000, respectively. The decrease in the cost of service revenues was driven by lower use of outside consultants to deliver the training and professional services. The increase from 2000 to 2001 was an increase in customer support spending associated with service revenues to be more responsive to growing customer needs.

Gross Profit

      Total gross profit includes gross profit from license revenues and gross profit from service revenues. Total gross profit was $76.9 million, $70.2 million and $78.4 million in 2002, 2001 and 2000, respectively, representing 81.9%, 79.7% and 85.7% of total revenues in 2002, 2001 and 2000, respectively. The increase in total gross profit and gross profit percentage from 2001 to 2002 was attributable to an increase of total revenues combined with a decrease of the cost of service and cost of license revenues. The decrease in total gross profit and gross profit percentage from 2000 to 2001 was primarily the result of a shift in the revenue mix from license revenues to service revenues as well as the increase of cost of service. We expect to increase our gross profit in absolute dollars; however, this will depend upon our revenue growth, among other factors. Accordingly, there can be no assurance that we will be successful in increasing our gross profit on an absolute basis of total revenues.

Research and Development Expenses

      Research and development expenses consist primarily of personnel costs associated with software development. Research and development expenses were $21.9 million, $24.0 million and $21.1 million in 2002, 2001 and 2000, respectively, representing a decrease of 8.8% from 2001 to 2002 and an increase of 13.6% from 2000 to 2001. Research and development expenses accounted for 23.3%, 27.2% and 23.1% of total revenues in 2002, 2001 and 2000, respectively. The decrease in research and development expenses from 2001 to 2002 was primarily due to lower use of outside consultants, lower employee benefits expenses due to an increase in employee share of the cost of health insurance, and a decrease in other employee related costs driven by lower headcount. The increase in research and development expenses from 2000 to 2001 was primarily due to higher compensation expenses associated with software developers and development support personnel, as well as associated benefits and facilities costs. Headcount in research and development was 125, 132 and 128 people in 2002, 2001 and 2000, respectively. We anticipate that we will continue to commit substantial resources to research and development in the future and that product development expenses may increase in absolute dollars in future periods; however, we intend to decrease our research and development expenses as a percentage of total revenues. Our ability to decrease these expenses as a percentage of revenues will depend upon our revenue growth, among other factors. Accordingly, there can be no assurance that we will be successful in decreasing our research and development expenses either on an absolute basis or as a percentage of total revenues.

Sales and Marketing Expenses

      Sales and marketing expenses consist primarily of salaries, commissions to sales personnel and agents, travel, tradeshow participation, public relations, advertising and other promotional expenses. Sales and marketing expenses were $47.4 million, $51.0 million and $43.0 million in 2002, 2001 and 2000, respectively, representing a decrease of 7.2% from 2001 to 2002 and an increase of 18.7% from 2000 to 2001. Sales and marketing expenses accounted for 50.5%, 58.0% and 47.0% of total revenues in 2002, 2001 and 2000, respectively. The decrease in absolute dollars and as a percentage of total revenues from 2001 to 2002 was primarily the result of lower spending on marketing programs, lower employee benefits expenses due to an increase in employee share of the cost of health insurance, a decrease of headcount and lower commissions and bonus payments to our sales force resulting from lower license revenues. Our sales force is compensated on the initial sales of license and services. The increase from 2000 to 2001 was the result of increased headcount needed to build the direct sales force along with strong channel partners to penetrate the market. Additionally, the costs to market a multi-product, multi-market solution set are higher than the single-product, single-market solution sold in prior years. Headcount in sales and marketing was 169, 182 and 163 people in 2002, 2001 and 2000, respectively. We anticipate that we will continue to commit substantial resources to sales and marketing in the future and that sales and marketing expenses may increase in absolute dollars in future periods; however, we intend to decrease our sales and marketing expenses as a percentage of total revenues. Our ability to decrease these expenses as a percentage of revenues will depend upon our revenue growth, among other factors. Accordingly, there can be no assurance that we will be successful in decreasing our sales and marketing expenses either on an absolute basis or as a percentage of total revenues.

General and Administrative Expenses

      General and administrative expenses consist primarily of salaries for financial, accounting, legal, investor relations, human resources, administrative and management personnel. General and administrative expenses were $7.7 million, $8.7 million and $8.1 million in 2002, 2001 and 2000, respectively, representing a decrease of 11.9% from 2001 to 2002 and an increase of 7.2% from 2000 to 2001. General and administrative expenses accounted for 8.2%, 9.9% and 8.9% of total revenues in 2002, 2001 and 2000, respectively. From 2001 to 2002, the decrease in absolute dollars is attributable primarily to lower outside legal fees, reduced consulting costs and lower bad debt expenses due to decreased write-offs. From 2000 to 2001, the increase in absolute dollars is due mainly to increased administrative fees such as legal fees and accounting costs necessary to support the growth of our international operations. Headcount in general and administrative was 32, 33 and 44 people in 2002, 2001 and 2000, respectively. We expect to decrease these expenses as a percentage of revenue; this will ultimately depend upon our revenue growth, among other factors. Accordingly, there can be no assurance that we will be successful in decreasing our general and administrative expenses either on an absolute basis or as a percentage of total revenues.

Asset Impairment Charge

      Concord acquired a $3 million interest in Broadband Investment Group (“Broadband”) in September 2000 in exchange for our products and services. In November 2000, Broadband publicly announced that it was ceasing operations and liquidating its remaining assets following its inability to raise additional capital due to unfavorable market conditions. As a result, Concord recorded a charge of approximately $2.3 million to write off its investment in Broadband. The remainder of the carrying value of our Broadband investment was reversed against the related deferred revenue for services not yet rendered.

Stock-based Compensation

      Stock-based compensation relates to the issuance of stock options with exercise prices below the deemed fair value of the Company’s common stock at the date of grant. Deferred stock-based compensation resulted solely from the issuance of stock options to employees of FirstSense, Inc. (“FirstSense”) in connection with the Company’s acquisition of FirstSense on February 4, 2000 and is amortized through charges to operations over the vesting period of the options, which is generally four years. Stock-based compensation was approximately $106,000, $320,000 and $812,000 in 2002, 2001 and 2000, respectively. The Company recorded forfeitures of deferred stock-based compensation of approximately $76,000 and $949,000 related to the forfeiture of unvested employee stock options and restricted stock in 2002 and 2001, respectively.

Acquisition-Related Charges

      Acquisition-related charges incurred in 2000 included accounting, legal and investment banking fees associated with the acquisition of FirstSense. These acquisition-related charges were approximately $4.3 million in 2000 and they accounted for 4.7% of total revenues in 2000.

Other Income

      Other income consists of interest earned on funds available for investment, net of foreign currency exchange gains and losses and miscellaneous foreign taxes. The Company had net other income of $2.9 million, $3.2 million and $3.1 million, respectively, in 2002, 2001 and 2000.

Provision for Income Taxes

      In 2002 and 2001, the Company recorded a total income tax provision of $568,000 and $447,000, respectively, which was primarily related to foreign taxes resulting from the profitability of certain of the Company’s foreign operations. See discussions in Liquidity and Capital Resources for a discussion of our deferred tax assets.

Extraordinary Loss on Early Extinguishment of Debt

      The Company recognized an extraordinary loss of $216,000 (net of the related tax benefit of $72,000) in 2000 related to the early extinguishment of certain debt that the Company assumed as a part of the First-Sense acquisition.

Liquidity and Capital Resources

      As of December 31, 2002, the Company had cash, cash equivalents and marketable securities of approximately $72.8 million, excluding restricted cash totaling approximately $839,000. This represents an increase of $4.5 million from $68.3 million as of December 31, 2001. The Company had working capital of $57.0 million and $49.0 million as of December 31, 2002 and 2001, respectively. The increase in working capital was primarily attributable to an increase in cash, cash equivalents and marketable securities due to income from continuing operations during 2002.

      Net cash provided by operating activities was $5.7 million, $5.7 million and $8.7 million in 2002, 2001 and 2000, respectively. Accounts receivable increased approximately $880,000 during 2002 primarily due to slower collections particularly with international customers. Our annual days of sales outstanding (“DSO”) remained relatively constant at 68 days at December 31, 2002 compared to 67 days at December 31, 2001. DSO measures both the age, in terms of days, of our accounts receivable and the average time it takes to turn the receivable into cash. There are a number of factors affecting DSO, including our payment terms and collection ability. Deferred revenue increased approximately $1.2 million during 2002 mainly due to an increase in new and renewed maintenance contracts.

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

      Financing activities consisted primarily of the issuance of common stock from the exercise of options during 2002, 2001 and 2000 and from the repayments in 2000 of borrowings on a subordinated debt financing by FirstSense.

      As of December 31, 2002, the Company has future payments under facility and certain equipment lease agreements expiring through July 2007 of $3.7 million, $6.6 million and $2.5 million in one year, two to three years, and thereafter, respectively. In addition, the Company is obligated to make minimum royalty payments in 2003 and 2004 under a software license agreement. The minimum payments are noncancelable and nonrefundable. This obligation is secured by a letter of credit arrangement with the royalty provider.

      The following is a summary of our contractual commitments associated with our lease and royalties obligations as of December 31, 2002:

	Year ended December 31,

	2003	2004	2005	2006	2007	Total

	(Dollars in thousands)
Facility and certain equipment lease agreements	$3,739	$3,354	$3,234	$1,960	$563	$12,850
Minimum royalties payments	645	194				839

Total commitments	$4,384	$3,548	$3,234	$1,960	$563	$13,689

      As of December 31, 2002, the Company had available for federal income tax purposes net operating loss carryforwards of approximately $18,453,000, which expire at various dates through 2021. In addition, as of December 31, 2002, the Company had federal research and development tax credit carryforwards of approximately $3,274,000, which expire at various dates through 2022. Under current tax law, the utilization of net operating loss carryforwards may be subject to annual limitations in the event of certain changes in ownership.

      As required by SFAS No. 109, management of the Company has evaluated the positive and negative evidence bearing upon the realizability of the Company’s deferred tax assets, which consist principally of net operating loss and tax credit carryforwards. The Company has significantly reserved for these deferred tax assets by recording a valuation allowance of $10,012,000 at December 31, 2002. The resulting net deferred tax asset is based on the Company’s estimate of future taxable income it expects to generate; all other tax assets have been fully reserved. The factors that weighed most heavily on management’s decision to record this amount of a valuation allowance were the Company’s history of prior profitability, current profitability, current economic conditions and forecasted profitability over the next several years. In addition, the Company is subject to rapid technological change, competition from substantially larger competitors, a limited family of products and other related risks, as more thoroughly described in the “Factors That Could Affect Future Results” section of the Company’s Form 10-K for the year ended December 31, 2002. As a result, the Company found the evidence described above to be the most reliable objective evidence available in determining that a valuation allowance against its tax assets would be necessary. Significant management judgment is required in determining the valuation allowance recorded against the net deferred tax assets. Management is unsure whether the Company will have sufficient future taxable income to allow it to use all net operating losses and tax credit carryforwards before they expire. The valuation allowance is based on management’s estimates of taxable income by jurisdiction in which the Company operates and the period over which the deferred tax assets will be recoverable. In the event that actual results differ from these estimates or the Company adjusts these estimates in future periods, the Company may need to establish an additional valuation allowance. Establishing new or additional valuation allowances could materially adversely impact the Company’s financial position and results of operations.

      Pursuant to the Tax Reform Act of 1986, the utilization of NOL carryforwards for tax purposes may be subject to an annual limitation if a cumulative change of ownership of more than 50% occurs over a three-year period.

      As of December 31, 2002, the Company has recorded a deferred tax asset of approximately $4,175,000 reflecting the benefit of deductions from the exercise of stock options. When and if the Company realizes the asset, the benefit from this $4,175,000 will be recorded as a credit to additional paid-in capital when realized.

      As of December 31, 2002, Concord’s principal sources of liquidity included cash, cash equivalents and marketable securities. The Company believes that its current cash, cash equivalents and marketable securities and cash provided by future operations will be sufficient to meet its working capital and anticipated capital expenditure requirements for at least the next 12 months. Although operating activities may provide cash in certain periods, to the extent Concord experiences growth in the future, its operating and investing activities may require additional cash. Consequently, any such future growth may require Concord to obtain additional equity or debt financing.

Item 7A.     Quantitative and Qualitative Disclosures about Market Risk

(a) Market and Interest Rate Risk

      Most of Concord’s current export sales are denominated in United States dollars. To the extent that a majority of our international sales continue to be denominated in United States dollars, an increase in the value of the United States dollar relative to other currencies could make our products and services more expensive and, therefore, potentially less competitive in international markets. Substantially all of our business outside the United States is conducted in U.S. dollar-denominated transactions, whereas our operating expenses in our international branches are denominated in local currency. We believe that the operating expenses of our foreign operations are immaterial, and therefore any associated market risk is unlikely to have a material adverse effect on our business, results of operations or financial condition.

      All of the Company’s investments are in investment grade securities with high credit ratings of relatively short duration that trade in highly liquid markets and are carried at fair value on the Company’s books. Accordingly, the Company has no quantitative information concerning the market risk of participating in such investments. Due to the short-term nature of our investments, we believe we have minimal market risk. The Company’s investment portfolio of cash equivalents and marketable securities is subject to interest rate fluctuations, but the Company believes this risk is immaterial due to the short-term nature of these investments.

     (b) Foreign Currency Exchange Rate Risk

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

      We do not enter into or hold derivatives for trading or speculative purposes, and we only enter into contracts with highly-rated financial institutions. At December 31, 2002, we had one forward contract outstanding, which is presented in the table below. The notional exchange rate is quoted using market conventions where the currency is expressed in currency units per U.S. dollar.

					Fair Market
		Maturity	Notional	Notional	Value as of
Currency	Position	Date	Amount	Exchange Rate	December 31, 2002

Euro	Sell	1/10/03	486,000	1.0063	$510,000

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

Item 8.     Financial Statements and Supplementary Data

      Concord’s financial statements together with the related notes and the reports of PricewaterhouseCoopers LLP and Arthur Andersen LLP, independent accountants, are set forth beginning on page 35 of Item 16.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Information regarding the change in the Company’s principal accountants was provided in the Company’s Current Report on Form 8-K filed June 14, 2002. The letter from Arthur Andersen LLP stating the firm’s agreement with the information provided in the report was filed as an exhibit to the Form 8-K report.

PART III

Item 10.     Directors and Officers of the Registrant

      The information under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” as set forth in Concord’s Proxy Statement for its annual stockholders’ meeting to be held April 30, 2003 is incorporated herein by reference.

      Our executive officers and their ages as of December 31, 2002 are as follows:

Name	Position

John A. Blaeser	President, Chief Executive Officer and Chairman of the Board
Douglas A. Batt	Executive Vice President, General Counsel and Clerk
Melissa H. Cruz	Executive Vice President, Business Services Chief Financial Officer, Asst. Clerk and Treasurer
Ferdinand Engel	Executive Vice President, Engineering and Chief Technology Officer
Ellen Kokos	Executive Vice President, Marketing
Daniel Sheahan	Executive Vice President, Worldwide Sales and Professional Services

      Set forth below is certain information relating to each executive officer’s business experience:

      John A. Blaeser, 61, has been Concord’s President, Chief Executive Officer and Chairman of the Board, since January 1996 and a director of Concord since 1985. Prior to joining Concord as Chief Executive Officer and President, from 1991 until 1996, Mr. Blaeser was Managing General Partner of EG&G Venture Management, a venture capital firm. Mr. Blaeser currently serves as a director for Network Engines, Inc.

      Douglas A. Batt, 42, has been Concord’s Executive Vice President and General Counsel since November 2002, and Vice President and General Counsel from July 2000 until November 2002. Prior to joining Concord, Mr. Batt was Technology Counsel at Reebok International Ltd. from October 1997 until July 2000 and from September 1991 until October 1997, Mr. Batt was an attorney with the law firm of Goodwin Procter LLP in Boston.

      Melissa H. Cruz, 40, has been Concord’s Executive Vice President, Business Services and Chief Financial Officer since April 2000, Vice President Finance from January 2000 until April 2000, Director of Finance from August 1998 until January 2000 and Manager, Financial Planning from August 1997 until August 1998. Prior to joining Concord, Ms. Cruz was Director of Finance at SeaChange International, Inc. from November 1996 to August 1997, International Controller at Bay Networks, Inc. from November 1993 to July 1996 and from December 1984 to November 1993, Ms. Cruz held a variety of financial management roles at Digital Equipment Corporation.

      Ferdinand Engel, 54, has been Concord’s Executive Vice President of Engineering and Chief Technology Officer since April 2000, Senior Vice President of Engineering of Concord from September 1999 until April 2000 and Vice President of Engineering of Concord from 1989 until September 1999. Prior to joining Concord, Mr. Engel was Vice President of Engineering for Technology Concepts at Bell Atlantic Corp.

      Ellen Kokos, 50, has been Concord’s Executive Vice President, Marketing since February 2001. Prior to joining Concord, Ms. Kokos was Vice President at Epicon, Inc. from November 1998 until September 2000. From July 1996 until September 1997, Ms. Kokos was Vice President, Marketing at Agile Networks, a subsidiary of Lucent Technologies. In 1995, Ms. Kokos was Corporate Vice President, Marketing at Chipcom prior to its acquisition by 3COM, Inc. Ms. Kokos also held executive positions at Digital Equipment Corporation, Novell, Inc. and Sun Microsystems, Inc.

      Daniel Sheahan, 41, has been Concord’s Executive Vice President, Worldwide Sales and Professional Services since November 2002, Vice President of Worldwide Sales from June 2001 until November 2002, and Managing Director of Concord’s Asia Pacific Region from November 1999 until June 2001. Prior to joining Concord, Mr. Sheahan was a senior member of Compuware’s Asia Pacific management team holding several positions during his five years with the company including managing Compuware’s regional professional services organization and leading its Strategic Solutions group.

Item 11.     Executive Compensation

      The information under the caption “Executive Compensation” as set forth in the Company’s Proxy Statement for its annual stockholders’ meeting to be held April 30, 2003 is incorporated herein by reference.

Item 12.     Security Ownership of Certain Beneficial Owners and Management

      The information under the caption “Securities Ownership of Certain Beneficial Owners and Management” as set forth in Concord’s Proxy Statement for its annual stockholders’ meeting to be held April 30, 2003 is incorporated herein by reference.

Item 13.     Certain Relationships and Related Transactions

      Not applicable.

Item 14.     Statement of Fees Paid to Independent Auditors

      The response to this Item will be contained in the Proxy Statement for the 2003 Annual Meeting of Stockholders under the caption “Statement of Fees Paid to Independent Auditors,” and is incorporated herein.

Item 15.     Controls and Procedures

     (a) Evaluation of Disclosure Controls and Procedures.

      Within the 90 days prior to the filing date, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 15d-14(c). Based upon that evaluation, the Company’s President and Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in enabling the Company to identify, process, and report information required to be included in the Company’s periodic SEC filings within the required time period.

     (b) Changes in Internal Controls.

      There were no significant changes in the Company’s internal controls or to our knowledge, in other factors that could significantly affect our disclosure controls and procedures subsequent to the Evaluation Date.

PART IV

Item 16.     Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) The following documents are filed as part of this Form:

      1.     Consolidated Financial Statements:

Page
Number

Reports of Independent Accountants	35
Consolidated Balance Sheets:
December 31, 2002 and December 31, 2001	37
Consolidated Statements of Operations:
Years ended December 31, 2002, December 31, 2001 and December 31, 2000	38
Consolidated Statements of Stockholders’ Equity:
Years ended December 31, 2002, December 31, 2001 and December 31, 2000	39
Consolidated Statements of Cash Flows:
Years ended December 31, 2002, December 31, 2001 and December 31, 2000	40
Notes to the Consolidated Financial Statements	41

      2.     Consolidated Financial Statement Schedules

      Schedule II — Valuation and Qualifying Accounts Included in Note 10 of Notes to the Consolidated Financial Statements

      All other financial statement schedules are omitted because they are not applicable or the required information is included in the consolidated financial statements and notes thereto.

(b) Exhibits:

      See Index to Exhibits. The Exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of this report.

(c) Reports on Form 8-K:

      None.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders

of Concord Communications, Inc.:

      In our opinion, the accompanying consolidated balance sheet as of December 31, 2002 and the related consolidated statements of operations, of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Concord Communications, Inc. and its subsidiaries at December 31, 2002 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion. The financial statements of Concord Communications, Inc. as of December 31, 2001 and for each of the two years in the period ended December 31, 2001 were audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on those financial statements in their report dated January 16, 2002.

/s/ PRICEWATERHOUSECOOPERS LLP
PRICEWATERHOUSECOOPERS LLP

Boston, Massachusetts

January 15, 2003

      This is a copy of the audit report previously issued by Arthur Andersen LLP in connection with Concord Communications, Inc.’s filing on Form 10-K for the year ended December 31, 2001. This audit report has not been reissued by Arthur Andersen LLP in connection with this filing on Form 10-K. See Exhibit 23.02 for further discussion. The consolidated balance sheet as of December 31, 2000 and the consolidated statements of operations, stockholders’ equity and cash flows for the year ended December 31, 1999 referred to in this report have not been included in the accompanying financial statements.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of

Concord Communications, Inc.:

      We have audited the accompanying consolidated balance sheets of Concord Communications, Inc. (a Massachusetts corporation) as of December 31, 2001 and December 31, 2000, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of FirstSense Software, Inc., a company acquired during 2000 in a transaction accounted for as a pooling of interests, as discussed in Note 3, or for any periods prior to its acquisition. Such statements are included in the consolidated financial statements of Concord Communications, Inc. and reflect total revenues of 2% for the year ended December 31, 1999, of the related consolidated totals. These statements were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to amounts included for FirstSense Software, Inc., is based solely on the report of the other auditors.

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

/s/ ARTHUR ANDERSEN LLP
ARTHUR ANDERSEN LLP

Boston, Massachusetts

January 16, 2002

CONCORD COMMUNICATIONS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,	December 31,
	2002	2001

ASSETS
Current Assets:
Cash and cash equivalents	$10,362	$9,011
Marketable securities	62,469	59,333
Restricted cash	839	—
Accounts receivable, net of allowance of $1,480 and $1,410 in 2002 and 2001, respectively	17,417	16,537
Prepaid expenses and other current assets	2,882	3,058

Total current assets	93,969	87,939

Equipment and improvements, at cost:
Equipment	22,987	19,637
Leasehold improvements	6,111	5,957

	29,098	25,594
Less — accumulated depreciation and amortization	20,853	14,799

	8,245	10,795

Deferred tax asset	3,500	3,500
Other long-term assets	216	246

	3,716	3,746

Total assets	$105,930	$102,480

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$3,584	$3,553
Accrued expenses	10,062	13,279
Deferred revenue	23,348	22,141

Total current liabilities	36,994	38,973

Commitments and Contingencies (Note 7)
Stockholders’ Equity:
Common stock, $0.01 par value:
Authorized — 50,000,000 shares
Issued and outstanding — 17,246,005 and 16,901,193 shares at December 31, 2002 and 2001, respectively	172	169
Additional paid-in capital	98,893	96,365
Deferred compensation	(60)	(241)
Accumulated other comprehensive income	2,408	1,892
Accumulated deficit	(32,477)	(34,678)

Total stockholders’ equity	68,936	63,507

Total liabilities and stockholders’ equity	$105,930	$102,480

The accompanying notes are an integral part of these consolidated financial statements.

CONCORD COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	Year Ended December 31,

	2002	2001	2000

Revenues:
License revenues	$51,230	$54,406	$69,464
Service revenues	42,614	33,572	22,020

Total revenues	93,844	87,978	91,484

Cost of Revenues:
Cost of license revenues	1,850	2,272	1,997
Cost of service revenues	15,120	15,544	11,104

Total cost of revenues	16,970	17,816	13,101

Gross profit	76,874	70,162	78,383

Operating Expenses:
Research and development (excluding stock-based compensation of $106, $315 and $522, respectively)	21,867	23,969	21,102
Sales and marketing	47,383	51,041	42,996
General and administrative (excluding stock-based compensation of $0, $5 and $290, respectively)	7,665	8,700	8,113
Asset impairment charge	—	—	2,337
Stock-based compensation	106	320	812
Acquisition-related charges	—	—	4,300

Total operating expenses	77,021	84,030	79,660

Operating loss	(147)	(13,868)	(1,277)

Other Income (Expense):
Interest income	3,127	3,361	3,066
Other expense	(211)	(200)	—

Total other income, net	2,916	3,161	3,066

Income (loss) before income taxes	2,769	(10,707)	1,789
Provision for income taxes	568	447	447

Income (loss) before extraordinary item	2,201	(11,154)	1,342
Extraordinary loss on early extinguishment of debt, net of tax benefit of $72	—	—	(216)

Net income (loss)	$2,201	$(11,154)	$1,126

Net income (loss) per common and potential common share:
Basic	$0.13	$(0.67)	$0.07

Diluted	$0.12	$(0.67)	$0.07

Weighted average common and potential common shares outstanding:
Basic	17,057,188	16,682,634	16,143,867

Diluted	17,627,122	16,682,634	16,745,742

The accompanying notes are an integral part of these consolidated financial statements.

CONCORD COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share data)

	Common Stock
					Accumulated
		$0.01	Additional		Other
	Number	Par	Paid-in	Deferred	Comprehensive	Accumulated		Comprehensive
	of Shares	Value	Capital	Compensation	Income (Loss)	Deficit	Total	Income (Loss)

BALANCE, DECEMBER 31, 1999	14,809,533	$148	$81,922	$(3,558)	$(1,386)	$(24,650)	$52,476
Shares issued in connection with employee stock plans	474,762	5	2,193	—	—	—	2,198
Conversion of redeemable preferred stock	1,252,616	13	11,710	—	—	—	11,723
Exercise of warrants	18,033	—	420	—	—	—	420
Tax benefit associated with employee stock options	—	—	469	—	—	—	469
Reversal of deferred compensation related to forfeitures of unvested stock options and restricted stock	—	—	(1,236)	1,236	—	—	—
Amortization of deferred compensation related to grants of stock options	—	—	—	812	—	—	812
Unrealized gains on available-for-sale securities	—	—	—	—	1,521	—	1,521	$1,521
Net income	—	—	—	—	—	1,126	1,126	1,126

Comprehensive income								$2,647

BALANCE, DECEMBER 31, 2000	16,554,944	166	95,478	(1,510)	135	(23,524)	70,745
Shares issued in connection with employee stock plans	346,249	3	1,835	—	—	—	1,838
Reversal of deferred compensation related to forfeitures of unvested stock options and restricted stock	—	—	(948)	948	—	—	—
Amortization of deferred compensation related to grants of stock options	—	—	—	320	—	—	320
Unrealized gains on available-for-sale securities	—	—	—	—	1,757	—	1,757	$1,757
Net loss	—	—	—	—	—	(11,154)	(11,154)	(11,154)

Comprehensive loss								$(9,397)

BALANCE, DECEMBER 31, 2001	16,901,193	169	96,365	(242)	1,892	(34,678)	63,506
Shares issued in connection with employee stock plans	344,812	3	2,604	—	—	—	2,607
Reversal of deferred compensation related to forfeitures of unvested stock options and restricted stock	—	—	(76)	76	—	—	—
Amortization of deferred compensation related to grants of stock options	—	—	—	106	—	—	106
Unrealized loss on available-for-sale securities	—	—	—	—	516	—	516	$516
Net income						2,201	2,201	2,201

Comprehensive income
BALANCE, DECEMBER 31, 2002	17,246,005	$172	$98,893	$(60)	$2,408	$(32,477)	$68,936	$2,717

The accompanying notes are an integral part of these consolidated financial statements.

CONCORD COMMUNICATIONS, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

	Year Ended December 31,

	2002	2001	2000

Cash Flows from Operating Activities:
Net income (loss)	$2,201	$(11,154)	$1,126
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	6,077	6,290	5,104
(Gain) loss on sale of fixed assets	(7)	24	—
Stock-based compensation	106	320	812
Deferred tax benefit	—	—	(500)
Changes in current assets and liabilities:
Accounts receivable	(880)	3,463	(6,023)
Prepaid expenses and other current assets	176	(648)	(1,218)
Accounts payable	31	436	997
Accrued expenses	(3,217)	2,350	685
Deferred revenue	1,207	4,657	7,223
Tax benefit associated with exercise of options	—	—	469

Net cash provided by operating activities	5,694	5,738	8,675

Cash Flows from Investing Activities:
Purchases of equipment and improvements, net	(3,520)	(4,083)	(10,080)
Change in other assets	30	(157)	(90)
Investments in marketable securities	(20,363)	(16,492)	(12,816)
Proceeds from sales of marketable securities	17,742	11,442	14,751
Deposit of restricted cash	(839)	—	—

Net cash used in investing activities	(6,950)	(9,290)	(8,235)

Cash Flows from Financing Activities:
Repayments of bank borrowings	—	—	(2,962)
Proceeds from issuance of common stock	2,607	1,838	2,198
Proceeds from exercise of warrants	—	—	420

Net cash provided by (used in) financing activities	2,607	1,838	(344)

Net increase (decrease) in cash and cash equivalents	1,351	(1,714)	96
Cash and cash equivalents, beginning of year	9,011	10,725	10,629

Cash and cash equivalents, end of year	$10,362	$9,011	$10,725

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$—	$—	$20

Cash paid for income taxes	$476	$281	$819

Supplemental Disclosure of Noncash Financing and Investing Transactions:
Reversal of deferred compensation related to forfeitures of stock options	$(76)	$(948)	$(1,236)

Retirements of fully depreciated equipment and improvements	$—	$631	$—

Conversions of redeemable convertible preferred stock to common stock	$—	$—	$11,723

Unrealized gain on available-for-sale securities	$516	$1,757	$1,521

The accompanying notes are an integral part of these consolidated financial statements.

CONCORD COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Organization and Significant Accounting Policies

      Concord Communications, Inc. (the “Company” or “Concord”) is primarily engaged in the development and sale of next-generation fault, availability and performance information technology infrastructure management solutions to primarily enterprises, managed service providers and telecommunications carriers principally located in the United States, Europe, the Middle East, Africa, Latin America and Asia Pacific.

      The Company is subject to the risks associated with emerging, technology-oriented companies. Primary among these risks are competition from substitute products and the ability to successfully develop and market the Company’s current and future products.

(a)	Principles of Consolidation

      The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

(b)	Cash, Cash Equivalents and Marketable Securities

      The Company follows the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company has classified its investment securities as available-for-sale and recorded them at fair value, with the unrealized gains and losses reported as a separate component of stockholders’ equity. The Company considers highly liquid investments, purchased with an original maturity of 90 days or less, to be cash equivalents. Cash equivalents were $3,560,000 and $4,401,000 at December 31, 2002 and 2001, respectively, and consisted primarily of money market funds.

(c)	Restricted Cash

      Restricted cash totaling $839,000 at December 31, 2002 consists of money market funds held in the Company’s name and custodied with a major financial institution. Such funds are being used as collateral under a letter of credit arrangement with a Company supplier.

     (d) Revenue Recognition

      The Company’s revenues consist of software license revenues and service revenues. Software license revenues are recognized in accordance with the American Institute of Certified Public Accountants’ Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as modified by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition with respect to Certain Transactions. Under SOP 97-2, software license revenues are recognized when persuasive evidence of an arrangement exists and delivery of the software has occurred, provided that the license fee is fixed or determinable, collection is considered reasonably assured and no customer acceptance clauses exist. If an arrangement includes an acceptance provision, revenue recognition occurs upon the earlier of a receipt of a written customer acceptance or expiration of the acceptance period. If the fee is determined not to be fixed or determinable, revenue is recognized when the fees become due. If collection is not considered reasonably assured, revenue is recognized upon the receipt of cash. Revenues under multiple-element arrangements, which typically include software products, services and maintenance sold together, are allocated to each element using the residual method in accordance with SOP 98-9. Under the residual method, the fair value of the undelivered elements is deferred and subsequently recognized when these elements are delivered; the remainder of the arrangement consideration is allocated to the software. The Company has established sufficient vendor specific objective evidence for professional services, training and maintenance and customer support services based on the price charged when these elements are sold separately. Accordingly, software license revenues are recognized under the

CONCORD COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

residual method in arrangements in which software is licensed with professional services, training, and maintenance and customer support services.

      Service revenues include professional services, training and maintenance and customer support fees. Professional services are not essential to the functionality of the other elements in an arrangement and are accounted for separately. Service revenues are recognized as the services are performed, provided evidence of an arrangement exists, fees are fixed or determinable, and collection is considered reasonably assured.

      Maintenance revenues, a component of service revenues, are derived from customer support agreements generally entered into in connection with initial license sales and subsequent renewals. Maintenance and customer support fees include the right to unspecified upgrades on a when-and-if-available basis and ongoing technical support. Maintenance revenues are recognized ratably over the term of the maintenance period. Payments for maintenance fees are generally made in advance and are included in deferred revenue. As of December 31, 2002 and 2001, deferred revenue includes $17,861,000 and $17,106,000 of deferred maintenance revenues.

(e)	Equipment and Improvements

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

(g)	Financial Instruments, Concentration of Credit Risk and Significant Customers

      The Company has estimated the fair value of financial instruments using available market information and appropriate valuation methodologies. The carrying values of cash, cash equivalents, restricted cash, marketable securities, accounts receivable, accounts payable and accrued expenses approximate fair market value due to the short-term nature of these financial instruments. Financial instruments that potentially subject the Company to concentrations of credit risk are principally cash, cash equivalents, restricted cash, marketable securities and accounts receivable. The Company has no significant off-balance-sheet or concentration of credit risk exposure such as foreign exchange contracts or option contracts. The Company maintains its cash, cash equivalents, restricted cash and marketable securities with established financial institutions. Concentration of credit risk with respect to accounts receivable is limited to certain customers to whom the Company makes substantial sales. To reduce its credit risk, the Company routinely assesses the financial strength of its customers. The Company maintains an allowance for potential credit losses but historically has not experienced any significant losses related to individual customers or groups of customers in any particular industry or geographic area. No individual customer or reseller accounted for more than 10% of revenues in 2002, 2001 or 2000. One customer, a reseller in Europe, accounted for 11.0% of the Company’s accounts receivable at December 31, 2002. One customer, a reseller in South America, accounted for 13.4% of accounts receivable at December 31, 2001; a total of 7.2% of the receivables from this customer was included in the Company’s deferred revenue at December 31, 2001. As of December 31, 2002, this customer represented approximately 3.4% of accounts receivable.

CONCORD COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(h)	Foreign Currency Translation and Transactions

      The Company translates the assets and liabilities of its foreign subsidiaries and branches at the exchange rates in effect at fiscal year-end in accordance with SFAS No. 52, Foreign Currency Translation. Revenues and expenses are translated using average exchange rates in effect during each period. Because the Company’s subsidiaries and branches are considered extensions of domestic operations, translation gains and losses are included in the Company’s consolidated statements of operations and are classified as other income (expense). Transaction and translation losses totaling $126,000, $91,000 and $81,000 were recognized in fiscal years 2002, 2001 and 2000, respectively.

(i)	Derivative Financial Instruments

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

      At December 31, 2002, the Company had one forward contract outstanding, which is presented in the table below. The notional exchange rate is quoted using market conventions where the currency is expressed in currency units per U.S. dollar.

					Fair Market
		Maturity	Notional	Notional	Value as of
Currency	Position	Date	Amount	Exchange Rate	December 31, 2002

Euro	Sell	1/10/03	486,000	1.0063	$510,000

(j)	Software Development Costs

      SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed, requires the capitalization of certain computer software development costs incurred after technological feasibility is established. The Company believes that once technological feasibility of a software product has been established, the additional development costs incurred to bring the product to a commercially acceptable level are not significant. There were no capitalized software development costs at December 31, 2002 or 2001.

(k)	Stock-Based Compensation

      The Company accounts for employee stock-based compensation arrangements under the provisions of Accounting Principles Board (“APB”) Opinion No. 25 and related interpretations. Statement of Financial Accounting Standards (“SFAS”) No. 123 permits the use of either a fair-value based method or the intrinsic value method under APB No. 25 to account for employee stock-based compensation arrangements. Companies that elect to use the intrinsic value method provided in APB No. 25 are required to disclose the pro forma net income (loss) and earnings (loss) per share that would have resulted form the use of the fair value method. The Company has provided, below, the pro forma disclosures of the effect on net income (loss)

CONCORD COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and earnings (loss) per share as if SFAS No. 123 had been applied in measuring compensation expense for all periods presented.

      The following table illustrates the effect on net income (loss) and related net income (loss) per share, had compensation cost for employee stock-based compensation plans been determined based upon the fair value method prescribed under SFAS No. 123:

	Year Ended December 31,

	2002	2001	2000

	(In thousands, except per share data)
Net income (loss):
As reported	$2,201	$(11,154)	$1,126
Add:
Stock-based employee compensation expense included in reported net income (loss), net of related taxes	106	320	812
Less:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(13,718)	(14,959)	(15,782)

Pro forma net loss	$(11,411)	$(25,793)	$(13,844)

Basic net income (loss) per share:
As reported	$0.13	$(0.67)	$0.07
Pro forma	$(0.67)	$(1.55)	$(0.86)
Diluted net income (loss) per share:
As reported	$0.12	$(0.67)	$0.07
Pro forma	$(0.67)	$(1.55)	$(0.86)

(l)	Net Income (Loss) per Share

      The Company computes earnings per share following the provisions of SFAS No. 128, Earnings per Share. Basic net income (loss) per share is computed using the weighted-average number of common shares outstanding for a period. Diluted net income (loss) per share is computed using the weighted-average number of common and dilutive potential common shares outstanding for the period. For the years ended December 31, 2002 and 2000, dilutive potential common shares consisted of outstanding options and convertible preferred stock. For the year ended December 31, 2001, diluted net loss per share is the same as basic net loss per share as the effects of potential common stock are antidilutive as a result of the Company’s reported loss. The dilutive effect of outstanding stock options is computed using the treasury stock method. The dilutive effect of convertible preferred stock is computed using the as-if-converted method.

CONCORD COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Calculations of the basic and diluted net income (loss) per common share and potential common shares are as follows:

	Year Ended December 31

	2002	2001	2000

	(Dollars in thousands
	except share and per share data)
Basic
Income from continuing operations before extraordinary item	$2,201	$(11,154)	$1,342
Extraordinary loss on early extinguishment of debt, net of tax benefit of $72	—	—	(216)

Net income (loss) applicable to common stockholders	$2,201	$(11,154)	$1,126

Weighted average common shares outstanding	17,057,188	16,682,634	16,143,867

Basic earnings (loss) per share
Continuing operations before extraordinary item	$0.13	$(0.67)	$0.08
Extraordinary loss on early extinguishment of debt, net of tax benefit of $72	—	—	(0.01)

	$0.13	$(0.67)	$0.07

Diluted
Income from continuing operations before extraordinary item	$2,201	$(11,154)	$1,342
Extraordinary loss on early extinguishment of debt, net of tax benefit of $72	—	—	(216)

Net income (loss) applicable to common stockholders	$2,201	$(11,154)	$1,126

Weighted average common shares outstanding	17,057,188	16,682,634	16,143,867
Potential common shares pursuant to stock options	569,934	—	498,301
Potential common shares pursuant to conversion of redeemable convertible preferred stock		—	103,574

Diluted weighted average shares	17,627,122	16,682,634	16,745,742

Diluted earnings (loss) per share
Continuing operations before extraordinary item	$0.12	$(0.67)	$0.08
Extraordinary loss on early extinguishment of debt, net of tax benefit of $72	—	—	(0.01)

	$0.12	$(0.67)	$0.07

      Diluted weighted average shares outstanding does not include 3,622,519, 4,154,700 and 1,880,310 potential common shares for the years ended December 31, 2002, 2001 and 2000, respectively, as their effect would have been antidilutive.

(m)	Comprehensive Income (Loss)

      Comprehensive income (loss) is defined as the change in net assets of the Company during a period from transactions generated from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The only components of comprehensive income (loss) reported by the Company are net income (loss) and unrealized gains (losses) on available-for-sale securities.

CONCORD COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(n)	Recent Accounting Pronouncements

      In November 2001, the Emerging Issues Task Force issued EITF 01-14 relating to the accounting for reimbursements received for out-of-pocket expenses. In accordance with EITF 01-14, reimbursements received for out-of-pocket expenses incurred should be characterized as revenues in the statement of operations. The Company has historically accounted for reimbursements received for out-of-pocket expenses incurred as a reduction to cost of service revenues in the statement of operations to offset the costs incurred. The Company adopted EITF 01-14 on January 1, 2002, and comparative financial statements for prior periods have been reclassified to comply with the guidance in EITF 01-14. During the years ended December 31, 2002 and 2001, reimbursed out-of-pocket expenses totaled $109,000 and $91,000, respectively. The Company had no reimbursed out-of-pocket expenses in 2000. There was no impact on the gross profit as a percentage of total revenues or gross margin for the years ended December 31, 2002, 2001 and 2000.

      In April 2002, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” Among other things, this statement rescinds FASB Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and an amendment of that Statement, FASB Statement No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” The provisions of this statement related to the rescission of FASB Statement No. 4 are applicable in fiscal years beginning after May 15, 2002. The provisions of this statement related to the rescission of FASB Statement No. 4 will require the Company to present gains and losses from the extinguishment of debt as part of operating expenses rather than as extraordinary items. Under the standard, gains and losses on early extinguishment of debt, currently classified by the Company as extraordinary items, will no longer be treated as such but instead will be reported as other income or expense. Prior periods will be reclassified to conform to this presentation.

      In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, “Accounting for Exit or Disposal Activities” (“SFAS 146”). SFAS 146 requires the recognition of a liability for costs associated with an exit plan or disposal activity when incurred and nullifies Emerging Issues Task Force (EITF) Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”, which allowed recognition at the date of an entity’s commitment to an exit plan. The provisions of this statement are effective for exit or disposal activities that may be initiated by the Company after December 31, 2002. The Company does not anticipate the adoption of SFAS 146 will have a material effect on its financial position or results of operations.

      In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The disclosure requirements of FIN 45 are effective for all fiscal years ending after December 15, 2002. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company is complying with the disclosure requirements of FIN 45 and is evaluating the effect the other requirements may have on its financial statements. See Note 7(c) of Notes to Consolidated Financial Statements for information regarding indemnifications.

      On December 31, 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an Amendment of FAS 123” (“FAS 148”). FAS 148 provides additional transition guidance for those entities that elect to voluntarily adopt the accounting provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”). The standard is intended to encourage the adoption of the provisions of FAS 123 relating to the fair value-based method of accounting for employee stock options. The

CONCORD COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company currently applies the disclosure-only provisions of FAS 123. Under the provisions of FAS 148, companies that choose to adopt the accounting provisions of FAS 123 will be permitted to select from three transition methods: the prospective method, the modified prospective method and the retroactive restatement method. The prospective method, however, may no longer be applied for adoptions of the accounting provisions of FAS 123 for periods beginning after December 15, 2003. FAS 148 requires certain new disclosures that are incremental to those required by FAS 123, which must also be made in interim financial statements. The transition and annual disclosure provisions of FAS 148 are effective for fiscal years ending after December 31, 2002. The new interim disclosure provisions are effective for the first interim period beginning after December 15, 2002. The Company will continue to account for its employee stock-based compensation arrangements under the provisions of APB No. 25 and will disclose the pro forma net income (loss) and earnings per share that would have resulted form the use of the fair value method under FAS 123.

(2) Marketable Securities

      It is the Company’s intent to maintain a liquid investment portfolio to support current operations and to take advantage of investment opportunities; therefore, all marketable securities are considered to be available-for-sale and are classified as current assets.

      The amortized cost, unrealized gains and fair value of marketable securities available-for-sale as of December 31, 2002 with maturity dates from January 1, 2003 through January 30, 2008, are as follows:

	Amortized	Unrealized	Fair
	Cost	Gains	Value

	($000’s)
US government and municipal obligations	$25,133	$914	$26,047
Foreign government obligations	1,012	70	1,082
Corporate bonds and notes	38,315	1,424	39,739

	64,460	2,408	66,868
Less: cash equivalents	3,560	—	3,560
Less: restricted cash	839	—	839

Available for sale marketable securities	$60,061	$2,408	$62,469

      The amortized cost, unrealized gains and fair value of marketable securities available-for-sale as of December 31, 2001 with maturity dates from January 1, 2002 through August 1, 2006, are as follows:

	Amortized	Unrealized	Fair
	Cost	Gains	Value

	($000’s)
US government and municipal obligations	$29,068	$1,121	$30,189
Foreign government obligations	1,020	72	1,092
Corporate bonds and notes	31,674	699	32,373

	61,762	1,892	63,654
Less: cash equivalents	4,321	—	4,321

Available for sale marketable securities	$57,441	$1,892	$59,333

(3) Acquisition

      On February 4, 2000, the Company completed the acquisition of FirstSense Software, Inc. (“FirstSense”). Under the terms of the agreement, the shareholders and option holders received an aggregate of 1,940,000 Company shares to effect the business combination. The transaction has been accounted for as a

CONCORD COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

pooling of interests. Accordingly, all prior-period financial statements presented have been restated as required by Accounting Principles Board (“APB”) Opinion No. 16, Accounting for Business Combinations. All intercompany transactions have been eliminated as a result of the business combination.

      As part of the transaction, the Company incurred direct, acquisition-related charges of approximately $4.3 million, primarily consisting of investment banking fees of $3.6 million and legal and accounting fees of $700,000. All of such costs were expensed in fiscal 2000 upon the completion of the FirstSense acquisition.

(4) Line of Credit, Term Loan and Subordinated Debenture

      Prior to the Company’s acquisition of FirstSense, FirstSense had a subordinated debt agreement with another lender in July 1999. Under the terms of this agreement, FirstSense borrowed $3,000,000 in 1999. FirstSense also granted the lender a warrant to purchase its Series B Preferred Stock. FirstSense allocated $357,486 to the value of the warrant, based on the relative fair value of the subordinated note and warrant at the date of issuance. FirstSense was amortizing the resulting original issuance discount over the life of the subordinated note. As of December 31, 1999, the unamortized original issue discount was $297,984. Immediately following the acquisition, the Company repaid all amounts due under this agreement; upon the early extinguishment of this debt, the Company recorded an extraordinary loss of approximately $216,000, net of related tax benefit of approximately $72,000 in fiscal 2000.

      Pursuant to the terms of the related warrant agreement, certain of the warrant’s terms did not become fixed until the Company’s acquisition of FirstSense. The Company applied the applicable provisions of SFAS No. 123, Accounting for Stock-Based Compensation, and determined that no further value should be attributed to the warrant. Concurrent with the closing of the acquisition, the warrant holder exercised the warrant.

(5) Stock Option Plans

(a) Employee Stock Purchase Plans

      In July 1997, the Board of Directors adopted the 1997 Employee Stock Purchase Plan (“ESPP Plan”). The Company has reserved 375,000 of its shares of common stock for issuance under the ESPP Plan. Eligible employees may purchase shares at 85% of the lower of the average market price at the beginning or ending date of each ESPP Plan payment period, as defined. During the year ended December 31, 2002, no shares were issued under the ESPP Plan. During the years ended December 31, 2001 and 2000, 232,441 and 80,788, shares, respectively, were issued under the ESPP Plan. As of December 31, 2002, no shares were available for future issuance under the ESPP Plan.

      In October 2001, the Board of Directors adopted the 2001 Non-Executive Employee Stock Purchase Plan (“NEESPP Plan”) subject to shareholder approval, which was subsequently approved by the shareholders of the Company in April 2002. The Company has reserved 500,000 of its shares for issuance under the NEESPP Plan. Eligible employees may purchase shares at 85% of the lower of the average market price at the beginning or ending date of each NEESPP Plan payment period, as defined. Officers and directors are not eligible employees under the NEESPP Plan. During the year ended December 31, 2002, 180,697 shares were issued under the NEESPP Plan. No shares were issued under this plan during the year ended December 31, 2001. As of December 31, 2002, 319,303 shares were available for future issuance under the NEESPP Plan.

(b) Stock Option Plans

      The Company’s 1995 Stock Option Plan (“1995 Plan”) has been terminated; however, the 1995 Plan continues to govern all options, awards and other grants issued and outstanding under the 1995 Plan. The 1995 Plan provided for the granting of both incentive stock options and nonqualified stock options.

CONCORD COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In July 1997, the Board of Directors adopted the 1997 Stock Plan (“1997 Plan”), as amended, which permits granting of incentive and non-qualified stock options as well as other stock rights to employees, officers, or consultants of the Company and its subsidiaries at prices determined by the Board of Directors prior to the Company’s IPO and at market value at the date of grant subsequent to the IPO. The 1997 Plan also permits direct purchases of stock by individuals at prices determined by the Board of Directors. Options become exercisable as determined by the Board of Directors and expire up to 5 to 10 years from the date of grant. The number of shares of common stock subject to issuance under the 1997 Plan is 3,250,000. At December 31, 2002, 451,565 shares were available for future grant under the 1997 Plan.

      In July 1997, the Board of Directors adopted the 1997 Non-employee Director Stock Option Plan (“1997 Director Plan”), as amended, which was subsequently approved by the shareholders of the Company. The 1997 Director Plan provides for the granting of nonqualified stock options to members of the Board of Directors who are not employees or officers of the Company. Options generally vest over four years and expire up to 10 years from the date of grant. The number of shares of common stock originally subject to issuance under the 1997 Director Plan was 130,000. In February 2002, the Board of Directors adopted an amendment to the 1997 Director Plan, which was subsequently approved by the shareholders of the Company in April 2002, increasing the number of shares of common stock available for future grants thereunder by 200,000 for a total of 330,000. At December 31, 2002, 182,500 shares of common stock were available for future grant under the 1997 Director Plan.

      In November 2000, the Board of Directors adopted the 2000 Non-Executive Employee Equity Incentive Plan (“2000 Equity Incentive Plan”). The 2000 Equity Incentive Plan provides for the granting of nonqualified stock options, stock bonuses, stock appreciation rights and other stock based awards to employees of Concord who are not officers or directors of the Company. To date, only stock options have been awarded under this plan. Options become exercisable as determined by the Board of Directors and expire up to 10 years from the date of grant. The number of shares of common stock originally reserved for issuance under the 2000 Equity Incentive Plan was 1,500,000. In January 2002, the Board of Directors adopted an amendment to the 2000 Equity Incentive Plan increasing the number of shares of common stock reserved for issuance thereunder by 500,000 for a total of 2,000,000. As of December 31, 2002, 532,056 shares were available for future grant under the 2000 Equity Incentive Plan.

      In accordance with SFAS No. 123, the Company accounts for stock-based compensation for employees under APB Opinion No. 25, Accounting for Stock Issued to Employees, using the intrinsic value method and has elected the disclosure-only alternative under SFAS No. 123 for options granted using the Black-Scholes option pricing model prescribed by SFAS No. 123.

      The weighted average fair value per share of options granted during 2002, 2001 and 2000 was $10.71, $7.64 and $11.86, respectively. The weighted average assumptions are as follows:

	Year Ended December 31

	2002	2001	2000

Risk-free interest rate	4%	6%	6%
Expected dividend yield	0%	0%	0%
Expected lives	7 years	7 years	7 years
Expected volatility	91%	89%	190%

CONCORD COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes information about options outstanding and exercisable at December 31, 2002:

	Options Outstanding			Options Exercisable

		Weighted
		Average	Weighted		Weighted
	Number of	Remaining	Average	Number of	Average
Range of	Shares	Contractual Life	Exercise Price	Shares	Exercise Price
Exercise Price	Outstanding	(in years)	per Share	Outstanding	per Share

$0.10 - 5.82	99,542	4.13	$3.99	56,556	$2.89
5.85 - 6.69	551,711	4.36	6.61	246,395	6.63
6.81 - 8.72	210,226	5.93	7.65	45,137	7.74
8.75 - 9.01	592,600	5.95	9.00	7,496	8.82
9.09 - 9.34	191,000	6.53	9.33	59,686	9.33
9.35 - 13.05	594,260	4.66	12.79	151,893	12.74
13.19 - 34.88	973,472	4.54	21.82	587,479	22.62
35.50 - 62.03	979,642	4.49	43.71	829,771	44.21

	4,192,453		$20.14	1,984,413	$27.55

      The following table summarizes the activity under the stock option plans for the three-year period ended December 31, 2002:

			Weighted
			Average
	Number of	Price per	Price
	Shares	Share	per Share

Outstanding at December 31, 1999	3,102,184	$0.10-64.25	$29.78
Granted	1,751,065	4.99-53.81	17.50
Exercised	(394,635)	0.10-36.38	3.53
Terminated	(878,616)	0.10-62.81	33.07

Outstanding at December 31, 2000	3,579,998	0.10-64.25	25.92
Granted	1,263,761	5.38-18.49	11.37
Exercised	(113,808)	0.10-17.38	4.03
Terminated	(575,251)	0.67-64.25	25.42

Outstanding at December 31, 2001	4,154,700	0.10-64.25	22.15
Granted	935,350	5.05-23.80	10.71
Exercised	(161,412)	0.10-21.75	6.82
Terminated	(736,185)	0.10-64.25	22.39

Outstanding at December 31, 2002	4,192,453	$0.10-62.03	$20.14

Exercisable at December 31, 2002	1,984,413	$0.10-62.03	$27.55

Exercisable at December 31, 2001	1,537,184	$0.10-64.25	$29.30

Exercisable at December 31, 2000	970,982	$0.10-64.25	$30.51

      Prior to the Company’s acquisition of FirstSense, FirstSense recorded deferred compensation of $150,000 and $3,417,000 in 2000 and 1999, respectively, representing the difference between the exercise price of stock options granted and the estimated fair market value of the underlying common stock at the date of grant. The difference was recorded as deferred compensation and is being amortized over the vesting period of applicable options, typically four years. Including amounts applicable to prior Company grants, the Company amortized $106,000, $320,000 and $812,000 of deferred compensation during the years ended December 31, 2002, 2001 and 2000, respectively.

CONCORD COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The amortization of deferred compensation is recorded as an operating expense. Additionally, the Company reversed $76,000 and $948,000 of deferred compensation in 2002 and 2001 due to the forfeiture of unvested stock options upon the termination of certain employees.

      The exercise price of all other options outstanding represents the fair market value per share of common stock as of the date of grant.

(6) Income Taxes

      The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. This standard requires, among other things, recognition of future tax effects, measured by enacted tax rates, attributable to deductible temporary differences between the financial statement and income tax bases of assets and liabilities.

      The approximate income tax effects of these temporary differences, net operating loss and tax credit carryforwards are as follows:

	December 31,	December 31,
	2002	2001

	($000’s)
Net operating loss carryforwards	$6,274	$11,326
Research and development	3,274	2,782
Accruals not yet deductible for tax purposes	1,507	2,401
Depreciation	1,733	964
Deferred revenue	1,266	2,883
Capitalized research and development expenses	382	1,499
Other	39	39
Marketable securities	(963)	—
Valuation allowance	(10,012)	(18,394)

	$3,500	$3,500

      As of December 31, 2002, the Company had available for federal income tax purposes net operating loss carryforwards of approximately $18,453,000, which expire at various dates through 2021. In addition, as of December 31, 2002, the Company had federal research and development tax credit carryforwards of approximately $3,274,000, which expire at various dates through 2022. Under current tax law, the utilization of net operating loss carryforwards may be subject to annual limitations in the event of certain changes in ownership.

      As required by SFAS No. 109, management of the Company has evaluated the positive and negative evidence bearing upon the realizability of the Company’s deferred tax assets, which consist principally of net operating loss and tax credit carryforwards. The Company has significantly reserved for these deferred tax assets by recording a valuation allowance of $10,012,000 at December 31, 2002. The resulting net deferred tax asset is based on the Company’s estimate of future taxable income it expects to generate; all other tax assets have been fully reserved. The factors that weighed most heavily on management’s decision to record this amount of a valuation allowance were the Company’s history of prior profitability, current profitability, current economic conditions and forecasted profitability over the next several years. In addition, the Company is subject to rapid technological change, competition from substantially larger competitors, a limited family of products and other related risks, as more thoroughly described in the “Factors That Could Affect Future Results” section of the Company’s Form 10-K for the year ended December 31, 2002. As a result, the Company found the evidence described above to be the most reliable objective evidence available in

CONCORD COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

determining that a valuation allowance against its tax assets would be necessary. Significant management judgment is required in determining the provision for income taxes, the deferred tax assets and liabilities and any valuation allowance recorded against the net deferred tax assets. Management is unsure whether the Company will have sufficient future taxable income to allow it to use all net operating losses and tax credit carryforwards before they expire. The valuation allowance is based on management’s estimates of taxable income by jurisdiction in which the Company operates and the period over which the deferred tax assets will be recoverable. In the event that actual results differ from these estimates or the Company adjusts these estimates in future periods, the Company may need to establish an additional valuation allowance. Establishing new or additional valuation allowances could materially adversely impact the Company’s financial position and results of operations.

      As of December 31, 2002, the Company has recorded a deferred tax asset of approximately $4,175,000 reflecting the benefit of deductions from the exercise of stock options. When and if the Company realizes this asset, the benefit from this $4,175,000 will be recorded as a credit to additional paid-in capital when realized.

      The components of the Company’s tax provision (benefit) are as follows:

	Year Ended December 31,

	2002	2001	2000

	($000’s)
Current
Federal	$—	$—	$730
State	116	45	145
Foreign	452	402	—

Total current	568	447	875

Deferred
Federal	—	—	(375)
State	—	—	(125)

Total deferred	—	—	(500)

Total income tax provision	$568	$447	$375

      A reconciliation of the statutory federal tax rate to the Company’s effective rate is as follows:

	Year Ended December 31,

	2002	2001	2000

Statutory rate	34.0	(34.0)	34.0
State tax rate, net of federal benefit	2.8	(6.1)	4.7
Foreign earnings taxed at different rates	3.9	3.1	—
Research and development tax credits	—	—	(76.3)
Benefit associated with the Extraterritorial Income	—	(4.7)	(18.7)
Non-deductible meals and entertainment	2.9	2.1	8.7
Non-deductible transaction costs	—	—	81.1
Change in valuation allowance	(24.6)	43.7	(15.7)
Other	1.5	—	7.2

	20.5	4.1	25.0

CONCORD COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(7)	Commitments and Contingencies

(a) Leases

      The Company leases its facilities and certain equipment under operating lease agreements expiring through July 2007. The Company’s remaining lease commitments for all leased facilities and equipment with an initial or remaining term of at least one year as of December 31, 2002 are as follows:

Amount

($000’s)
2003	$3,739
2004	3,354
2005	3,234
2006	1,960
2007	563

$12,850

      Rent expense was $4.5 million, $4.4 million and $2.8 million for the years ended December 31, 2002, 2001 and 2000, respectively. Certain operating leases are subject to cost escalations with the lease expense being recorded on a straight-line basis and the difference being reflected as an accrued liability. As of December 31, 2002 and 2001, this deferred rent liability was $1,254,000 and $1,288,000, respectively.

(b) Royalties

      The Company has entered into several software license agreements that provide the Company with exclusive worldwide licenses to distribute or utilize certain patented computer software. The Company is required to pay royalties on all related sales. Under one software license agreement, as amended, the Company was obligated to make minimum quarterly royalty payments from 2000 through 2002. The minimum payments are noncancelable and nonrefundable, but any minimum payments in excess of amounts due for actual license sales in any quarter may be used as a credit against future royalty fees in excess of the specified minimum payments. Under another software license agreement, the Company is obligated to make certain minimum royalty payments from 2002 through 2004. This obligation is secured by a letter of credit arrangement with the royalty provider. Royalty expense under royalty agreements was approximately $682,000, $440,000 and $300,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

(c) Indemnifications

      As permitted under Massachusetts law, the Company has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was serving, at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a Director and Officer insurance policy that limits our exposure and enables us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal.

      The Company warrants that its software products will perform in all material respects in accordance with its standard published specifications in effect at the time of delivery of the licensed products to the customer for the life of the product. Additionally, the Company warrants that its maintenance services will be performed consistent with its maintenance policy in effect at the time those services are delivered. The Company believes its maintenance policy is consistent with generally accepted industry standards. If necessary, the Company

CONCORD COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

would provide for the estimated cost of product and service warranties based on specific warranty claims and claim history, however, the Company has never incurred significant expense under our product or services warranties. As a result, the Company believes the estimated fair value on these agreements is minimal.

      The Company enters into standard indemnification agreements in the ordinary course of its business. Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally its business partners or customers, in connection with any patent, copyright, trademark, trade secret or other intellectual property infringement claim by any third party with respect to our products. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is sometimes capped at a dollar figure, but is often unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal.

(d) Legal Proceedings

      From time to time, the Company may be exposed to litigation relating to its products and operations. The Company is not engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on the Company’s financial conditions or results of operations.

(8) Accrued Expenses

      Accrued expenses consist of the following:

	December 31,	December 31,
	2002	2001

	($000’s)
Payroll and payroll-related	$4,920	$5,519
Deferred rent	1,254	1,288
Sales and marketing	736	2,079
Taxes payable	468	691
Travel expenses	575	661
Other	2,109	3,041

	$10,062	$13,279

(9) Employee Benefit Plan

      The Company maintains an employee benefit plan under Section 401(k) of the Internal Revenue Code covering all eligible employees, as defined. The Plan allows for employees to defer a portion of their salary up to 15% of pretax compensation. The Company made a discretionary matching contribution up to a maximum of 2% of employee salaries for a total of $695,000 in 2001, which was primarily contributed during 2001. The Company accrued a $200,000 discretionary contribution to the plan in 2000, which was paid in 2001. No matching contributions were made to the Plan during 2002.

CONCORD COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(10) Valuation and Qualifying Accounts

      The following table sets forth activity in the Company’s accounts receivable reserve account:

	Balance at
	Beginning	Charges to		Balance at
	of Year	Expense	Writeoffs	End of Year

	($000’s)
2000	$971	$756	$(201)	$1,526
2001	$1,526	$711	$(827)	$1,410
2002	$1,410	$355	$(285)	$1,480

(11) Segment Reporting and Geographic Information

      The Company follows the provisions of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS No. 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions on how to allocate resources and assess performance. The Company’s chief decision-making group, as defined under SFAS No. 131, is the Executive Management Committee, which is comprised of the President and Chief Executive Officer, the Executive Vice President of Business Services and Chief Financial Officer, the Executive Vice President of Engineering and Chief Technology Officer, the Executive Vice President of Worldwide Sales, and the Executive Vice President of Marketing. The Company records revenue by geographic region based on the location of each of the Company’s sales offices.

      The following table presents the revenue by major geographical regions:

	Year Ended December 31,

	2002	2001	2000

	($000’s)
United States	$57,812	$54,746	$62,015
Europe	22,371	20,142	17,290
Rest of the World	13,661	13,090	12,179

Total	$93,844	$87,978	$91,484

      No one country, except the United States, accounted for greater than 10% of total revenues in the years ended December 31, 2002, 2001 or 2000. Substantially all of the Company’s assets are located in the United States.

      The Company’s reportable segments are determined by customer type: managed service providers/telecommunication carriers (“MSP/ TC”) and enterprise. The accounting policies of the segments are the same as those described in Note 1. The Executive Management Committee evaluates segment performance based on revenue. Accordingly, all expenses are considered corporate level activities and are not allocated to segments. Therefore, it is not practical to show profit or loss by operating segments. Also, the Executive Management Committee does not assign assets to these segments. Consequently, it is not practical to show assets by operating segments.

CONCORD COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table presents the revenue by reportable segment:

	Year Ended December 31,

	2002	2001	2000

	($000’s)
MSP/ TC	$39,636	$39,182	$40,219
Enterprise	54,208	48,796	51,265

Total	$93,844	$87,978	$91,484

(12) Asset Impairment Charge

      The Company acquired a $3 million equity interest in Broadband Investment Group (“Broadband”) in September 2000 in exchange for the Company’s products and services. In November 2000, Broadband publicly announced that it was ceasing operations and liquidating its remaining assets following its inability to raise additional capital due to unfavorable market conditions. As a result, the Company recorded a charge for approximately $2.3 million in 2000 to write off its investment in Broadband. The remainder of the carrying value of the Company’s investment in Broadband was reversed against related deferred revenue for services not yet rendered.

(13) Supplemental Financial Disclosure (Unaudited)

	Q1-02	Q2-02	Q3-02	Q4-02

	(In thousands, except per share amounts)
Revenue	$24,237	$22,951	$23,054	$23,601
Gross profit	19,852	18,836	18,803	19,383
Net income	489	395	564	753
Per common and potential common share:
Basic net income	$0.03	$0.02	$0.03	$0.04
Diluted net income	$0.03	$0.02	$0.03	$0.04
Shares used in computing basic net income per common share	16,931	17,017	17,104	17,176
Shares used in computing diluted net income per common share	18,026	17,861	17,276	17,351

	Q1-01	Q2-01	Q3-01	Q4-01

	(In thousands, except per share amounts)
Revenue	$20,431	$21,614	$21,840	$24,093
Gross profit	15,470	17,218	17,737	19,737
Net (loss) income	(5,365)	(3,446)	(2,371)	28
Per common and potential common share:
Basic net (loss) income	$(0.32)	$(0.21)	$(0.14)	$—
Diluted net (loss) income	$(0.32)	$(0.21)	$(0.14)	$—
Shares used in computing basic net (loss) income per common share	16,561	16,672	16,700	16,798
Shares used in computing diluted net (loss) income per common share	16,561	16,672	16,700	17,579

CONCORD COMMUNICATIONS, INC.

FORM 10-K, December 31, 2002

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 19th day of March 2003.

CONCORD COMMUNICATIONS, INC.

/s/ MELISSA H. CRUZ

Name: Melissa H. Cruz

Title:	Executive Vice President, Business Services

Chief Financial Officer and Treasurer
(Principal Financial and
Accounting Officer)

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN A. BLAESER John A. Blaeser	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 19, 2003

/s/ MELISSA H. CRUZ Melissa H. Cruz	Executive Vice President, Business Services, Chief Financial Officer and Treasurer, (Principal Financial and Accounting Officer)	March 19, 2003

/s/ FREDERICK W.W. BOLANDER Frederick W.W. Bolander	Director	March 19, 2003

/s/ RICHARD M. BURNES, JR Richard M. Burnes, Jr.	Director	March 19, 2003

/s/ DEEPAK KAMRA Deepak Kamra	Director	March 19, 2003

/s/ ROBERT M. WADSWORTH Robert M. Wadsworth	Director	March 19, 2003

/s/ JACK M. COOPER Jack M. Cooper	Director	March 19, 2003

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

      In connection with the Annual Report of Concord Communications, Inc. (the “Company”) on Form 10-K for the fiscal year ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, John A. Blaeser, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ JOHN A. BLAESER

John A. Blaeser
President and Chief Executive Officer

March 19, 2003

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

      In connection with the Annual Report of Concord Communications, Inc. (the “Company”) on Form 10-K for the fiscal year ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Melissa H. Cruz, Executive Vice President, Business Services and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ MELISSA H. CRUZ

Melissa H. Cruz
Executive Vice President, Business Services and
Chief Financial Officer

March 19, 2003

STATEMENT OF PRINCIPAL EXECUTIVE OFFICER

I, John A. Blaeser, certify that:

      1.     I have reviewed this annual report on Form 10-K of Concord Communications, Inc.;

      2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6.     The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ JOHN A. BLAESER

John A. Blaeser
President and Chief Executive Officer

March 19, 2003

STATEMENT OF PRINCIPAL FINANCIAL OFFICER

I, Melissa H. Cruz, certify that:

      1.     I have reviewed this annual report on Form 10-K of Concord Communications, Inc.;

      2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6.     The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ MELISSA H. CRUZ

Melissa H. Cruz
Executive Vice President, Business Services and
Chief Financial Officer

March 19, 2003

EXHIBIT INDEX

      The following designated exhibits are either filed herewith or, where information is provided under the SEC Document Reference heading corresponding to such exhibit, incorporated by reference to such filing

Exhibit
No.	Description	SEC Document Reference

3.01	Restated Articles of Organization of the Company	Exhibit No. 3.01 on Form 10-K, for the period ended December 31, 1997
3.02	Restated By-laws of the Company	Exhibit No. 3.02 on Form 10-K, for the period ended December 31, 1998
10.01	Working Capital Loan Agreement between the Company and Silicon Valley Bank dated April 3, 1997	Exhibit No. 10.01 to Registration Statement on Form S-1 (No. 333-33227)
10.02	Revolving Promissory Note made by the Company in favor of Silicon Valley Bank	Exhibit No. 10.02 to Registration Statement on Form S-1 (No. 333-33227)
10.03	Equipment Line of Credit Letter Agreement between the Company and Fleet Bank dated as of June 9, 1997	Exhibit No. 10.03 to Registration Statement on Form S-1 (No. 333-33227)
10.04	1995 Stock Plan of the Company	Exhibit No. 10.04 to Registration Statement on Form S-1 (No. 333-33227)
10.05	1997 Stock Plan of the Company	Exhibit No. 10.01 on Form 10-Q, for the period ended June 30, 1998
10.06	1997 Stock Plan of the Company, as amended on March 12, 1998, March 1, 1999, May 15, 1999 and March 8, 2000	Exhibit No. 10.06 on Form 10-K, for the period ended December 31, 2000
10.07	1997 Employee Stock Purchase Plan of the Company	Exhibit No. 10.06 to Registration Statement on Form S-1 (No. 333-33227)
10.08	1997 Non-Employee Director Stock Option Plan as amended on March 8, 2000 and April 25, 2001
10.09	The Profit Sharing/ 401(K) Plan of the Company	Exhibit No. 10.08 to Registration Statement on Form S-1 (No. 333-33227)
10.10	Lease Agreement between the Company and John Hancock Mutual Life Insurance Company dated March 17, 1994, as amended on March 25, 1997	Exhibit No. 10.09 to Registration Statement on Form S-1 (No. 333-33227)
10.11	First Amendment to Lease Agreement between the Company and John Hancock Mutual Life Insurance Company dated March 25, 1997	Exhibit No. 10.10 to Registration Statement on Form S-1 (No. 333-33227)
10.12	Form of Indemnification Agreement for directors and officers of the Company	Exhibit No. 10.11 to Registration Statement on Form S-1 (No. 333-33227)
10.13	Restated Common Stock Registration Rights Agreement between the Company and certain investors dated August 7, 1986	Exhibit No. 10.12 to Registration Statement on Form S-1 (No. 333-33227)
10.14	Amended and Restated Registration Rights Agreement between the Company and certain investors dated December 28, 1995	Exhibit No. 10.13 to Registration Statement on Form S-1 (No. 333-33227)
10.15	Management Change in Control Agreement between the Company and John A. Blaeser dated as of August 7, 1997	Exhibit No. 10.14 to Registration Statement on Form S-1 (No. 333-33227)

Exhibit
No.	Description	SEC Document Reference

10.16	Management Change in Control Agreement between the Company and Kevin J. Conklin dated as of July 23, 1997	Exhibit No. 10.15 to Registration Statement on Form S-1 (No. 333-33227)
10.17	Management Change in Control Agreement between the Company and Ferdinand Engel dated as of July 23, 1997	Exhibit No. 10.16 to Registration Statement on Form S-1 (No. 333-33227)
10.18	Management Change in Control Agreement between the Company and Gary E. Haroian dated as of July 23, 1997	Exhibit No. 10.17 to Registration Statement on Form S-1 (No. 333-33227)
10.19	Management Change in Control Agreement between the Company and Melissa H. Cruz dated as of June 12, 2000	Exhibit No. 10.18 on Form 10-Q filed on August 14, 2000
10.20	Management Change in Control Agreement between the Company and Daniel D. Phillips, Jr. dated as of July 23, 1997	Exhibit No. 10.18 to Registration Statement on Form S-1 (No. 333-33227)
10.21	Stock Option Agreement dated January 1, 1996 between the Company and John A. Blaeser	Exhibit No. 10.19 to Registration Statement on Form S-1 (No. 333-33227)
10.22	Stock Option Agreement dated January 1, 1996 between the Company and John A. Blaeser	Exhibit No. 10.20 to Registration Statement on Form S-1 (No. 333-33227)
10.23	Letter Agreement between the Company and Silicon Valley Bank dated March 25, 1996 together with the Loan Modification Agreement dated November 14, 1996	Exhibit No. 10.21 to Registration Statement on Form S-1 (No. 333-33227)
10.24	Form of Shrink-Wrap License	Exhibit No. 10.22 to Registration Statement on Form S-1 (No. 333-33227)
10.25	Agreement and Plan of Reorganization dated as of October 19, 1999 by and among Concord Communications, Inc., E Acquisition Corp., Empire Technologies, Inc. and the stockholders of Empire Technologies, Inc.	Exhibit No. 2.1 on Form 8-K filed on November 12, 1999
10.26	Agreement and Plan of Reorganization dated as of January 20, 2000 by and among Concord Communications, Inc., F Acquisition Corp., and FirstSense Software, Inc.	Exhibit No. 2.1 on Form 8-K filed on February 10, 2000
10.27	Registration Rights Agreement dated as of February 4, 2000 by and among Concord Communications, Inc. and Timothy Barrows, as Securityholder Agent	Exhibit No. 99.1 on Form 8-K filed on February 10, 2000
10.28	2000 Non-Executive Employee Equity Incentive Plan	Exhibit 10.28 on Form 10-K, for the period ended December 31, 2000
10.29	Management Change in Control Agreement between the Company and Ellen Kokos dated as of February 2, 2001	Exhibit No. 10.29 on Form 10-Q filed on May 9, 2001
10.30	Management Change in Control Agreement between the Company and John F. Hamilton dated as of April 16, 2001	Exhibit No. 10.30 on Form 10-Q filed July 31, 2001
10.31	2001 Non-Executive Employee Stock Purchase Plan	Exhibit No. 10.31 on Form 10-Q filed on November 5, 2001

Exhibit
No.		Description	SEC Document Reference

	10.32	Management Agreement between the Company and John Hamilton dated May 6, 2002	Exhibit No. 10.31 on Form 10-Q filed on August 13, 2002
	10.33	Management Agreement between the Company and Kevin Conklin dated September 9, 2002	Exhibit No. 10.31 on Form 10-Q filed on November 5, 2001
*	10.34	Management Change in Control Agreement between the Company and Douglas Batt dated as of November 18, 2002	Exhibit No. 10.34 to Current Report on Form 10-K
*	10.35	Management Change in Control Agreement between the Company and Daniel Sheahan dated as of November 18, 2002	Exhibit No. 10.35 to Current Report on Form 10-K
*	10.36	Employment Agreement dated August 10, 2001	Exhibit No. 10.36 to Current Report on Form 10-K
*	21.01	Subsidiaries of the Company
*	23.01	Consent of Pricewaterhouse Coopers LLP
*	23.02	Consent of Arthur Andersen LLP

*	filed herewith