Form 10-Q
period 2003-03-31
CONCORD COMMUNICATIONS INC
filed 2003-05-02
CIK 915290

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2003.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from to

Commission File Number 0-23067

CONCORD COMMUNICATIONS, INC.

(Exact name of registrant as specified in its charter)

Massachusetts (State of incorporation)	04-2710876 (IRS Employer Identification Number)

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

YES ☒ NO ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES ☒ NO ☐

17,262,036 shares of the registrant’s Common stock, $0.01 par value, were outstanding as of April 29, 2003.

THIS DOCUMENT CONTAINS 41 PAGES.
THE EXHIBIT INDEX IS ON PAGE 40.

CONCORD COMMUNICATIONS, INC.

FORM 10-Q, March 31, 2003

CONTENTS

Page

PART I: FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
Condensed Consolidated Balance Sheets:
March 31, 2003 and December 31, 2002	3
Condensed Consolidated Statements of Operations:
Three months ended March 31, 2003 and March 31, 2002	4
Condensed Consolidated Statements of Cash Flows:
Three months ended March 31, 2003 and March 31, 2002	5
Notes to Condensed Consolidated Financial Statements	6-9
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10-30
Item 3. Quantitative and Qualitative Disclosures about Market Risk	31
Item 4. Controls and Procedures	32
PART II: OTHER INFORMATION
Item 1. Legal Proceedings	33
Item 2. Changes in Securities and Use of Proceeds	33
Item 3. Defaults Upon Senior Securities	33
Item 4. Submission of Matters to a Vote of Security Holders	33
Item 5. Other Information	34
Item 6. Exhibits and Reports on Form 8-K	34
SIGNATURE	35
CERTIFICATIONS	36-39
EXHIBIT INDEX	40-41

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONCORD COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands, except share and per share data)

	March 31,	December 31,
	2003	2002

ASSETS
Current Assets:
Cash and cash equivalents	$16,849	$10,362
Marketable securities	59,254	62,469
Restricted cash	689	839
Accounts receivable, net of allowance of $1,480 at March 31, 2003 and December 31, 2002	18,857	17,417
Prepaid expenses and other current assets	2,501	2,882

Total current assets	98,150	93,969

Equipment and improvements, at cost:
Equipment	23,549	22,987
Leasehold improvements	6,142	6,111

	29,691	29,098
Less — accumulated depreciation and amortization	22,263	20,853

	7,428	8,245

Deferred tax asset	3,500	3,500
Other long-term assets	309	216

	3,809	3,716

Total assets	$109,387	$105,930

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,000	$3,584
Accrued expenses (including customer deposits of $3,329 and $180 at March 31, 2003 and December 31, 2002, respectively)	12,947	10,062
Deferred revenue	25,722	23,348

Total current liabilities	39,669	36,994

Commitments and Contingencies (Note 2)
Stockholders’ Equity:
Common stock, $0.01 par value:
Authorized - 50,000,000 shares
Issued and outstanding - 17,257,078 and 17,246,005 shares at March 31, 2003 and December 31, 2002, respectively	173	172
Additional paid-in capital	98,931	98,893
Deferred compensation	(40)	(60)
Accumulated other comprehensive income	2,295	2,408
Accumulated deficit	(31,641)	(32,477)

Total stockholders’ equity	69,718	68,936

Total liabilities and stockholders’ equity	$109,387	$105,930

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONCORD COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except share and per share data)

	Three Months Ended

	March 31,	March 31,
	2003	2002

Revenues:
License revenues	$12,909	$14,060
Service revenues	11,208	10,177

Total revenues	24,117	24,237

Cost of Revenues:
Cost of license revenues	589	566
Cost of service revenues	4,042	3,819

Total cost of revenues	4,631	4,385

Gross profit	19,486	19,852

Operating Expenses:
Research and development (excluding stock-based compensation of $20 and $33, respectively)	5,427	5,741
Sales and marketing	11,365	12,134
General and administrative	2,245	2,055
Stock-based compensation	20	33

Total operating expenses	19,057	19,963

Operating income (loss)	429	(111)
Other Income (Expense):
Interest income	717	776
Other expense	(224)	(29)

Total other income, net	493	747

Income before income taxes	922	636
Provision for income taxes	86	147

Net income	$836	$489

Net income per common and potential common share:
Basic	$0.05	$0.03

Diluted	$0.05	$0.03

Weighted average common and potential common shares outstanding:
Basic	17,254,342	16,931,200

Diluted	17,448,566	18,025,665

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONCORD COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Three Months Ended

	March 31,	March 31,
	2003	2002

Cash Flows from Operating Activities:
Net income	$836	$489
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,410	1,515
Gain on sale of fixed assets	—	(15)
Stock-based compensation	20	33
Changes in current assets and liabilities:
Accounts receivable	(1,440)	199
Prepaid expenses and other current assets	381	(347)
Accounts payable	(2,584)	(42)
Accrued expenses	2,885	47
Deferred revenue	2,374	1,738

Net cash provided by operating activities	3,882	3,617

Cash Flows from Investing Activities:
Purchases of equipment and improvements	(593)	(830)
Change in other assets	(93)	(22)
Investments in marketable securities	(4,475)	(2,107)
Proceeds from sales of marketable securities	7,577	2,247
Payment from restricted cash	150	—

Net cash provided by (used in) investing activities	2,566	(712)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock	39	565

Net cash provided by financing activities	39	565

Net increase in cash and cash equivalents	6,487	3,470
Cash and cash equivalents, beginning of period	10,362	9,011

Cash and cash equivalents, end of period	$16,849	$12,481

Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$102	$97

Supplemental Disclosure of Noncash Financing and Investing Transactions:
Reversal of deferred compensation related to forfeitures of stock options	$—	$(35)

Unrealized loss on available-for-sale securities	$(113)	$(598)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONCORD COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
FORM 10-Q, March 31, 2003

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of Presentation

     The accompanying unaudited consolidated financial statements have been presented by Concord Communications, Inc. (the “Company” or “Concord”) in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Regulation S-X pertaining to interim financial statements. Accordingly, these interim financial statements do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These financial statements reflect all adjustments and accruals of a normal recurring nature, which management considers necessary for a fair presentation of the Company’s financial position as of March 31, 2003 and December 31, 2002, and the Company’s results of operations for the three months ended March 31, 2003 and 2002. The results for the interim periods presented are not necessarily indicative of results to be expected for any future period. The financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s 2002 Annual Report on Form 10-K filed with the Securities and Exchange Commission in March 2003.

(b) Financial Instruments, Concentration of Credit Risk and Significant Customers

     The Company has estimated the fair value of financial instruments using available market information and appropriate valuation methodologies. The carrying values of cash, cash equivalents, restricted cash, marketable securities, accounts receivable, accounts payable and accrued expenses approximate fair market value due to the short-term nature of these financial instruments. Financial instruments that potentially subject the Company to concentrations of credit risk are principally cash, cash equivalents, restricted cash, marketable securities and accounts receivable. The Company has no significant off-balance-sheet or concentration of credit risk exposure such as foreign exchange contracts or option contracts. The Company maintains its cash, cash equivalents, restricted cash and marketable securities with established financial institutions. Concentration of credit risk with respect to accounts receivable is limited to certain customers to whom the Company makes substantial sales. To reduce its credit risk, the Company routinely assesses the financial strength of its customers. The Company maintains an allowance for potential credit losses but historically has not experienced any significant losses related to individual customers or groups of customers in any particular industry or geographic area. No individual customer or reseller accounted for more than 10% of revenues for the three months ended March 31, 2003 or March 31, 2002. One customer, located in Europe, accounted for 10.9% of the Company’s accounts receivable at March 31, 2003. One other customer, a reseller in Europe, accounted for 11.0% of the Company’s accounts receivable at December 31, 2002. As of March 31, 2003, this customer represented less than 1.0% of accounts receivable.

(c) Derivative Financial Instruments

     The Company uses forward contracts to reduce its exposure to foreign currency risk and variability in operating results due to fluctuations in exchange rates underlying the value of accounts receivable denominated in foreign currencies until such receivables are collected. A forward contract obligates the Company to exchange predetermined amounts of specified foreign currencies at specified exchange rates on specified dates. These foreign currency forward exchange contracts are denominated in the same currency in which the underlying foreign currency receivables are denominated and bear a contract value and maturity date that approximate the value and expected settlement date, respectively, of the underlying transactions. For contracts that are designated and effective as hedges, unrealized gains and losses on open contracts at the end of each accounting period, resulting from changes in the fair value of these contracts, are recognized in earnings in the same period as gains and losses on the underlying foreign denominated receivables are recognized and generally offset. Gains and losses on forward contracts and foreign denominated receivables are included in other income (expense), net. The Company does not enter into or hold derivatives for trading or speculative purposes and only enters into contracts with highly rated financial institutions. At March 31, 2003, the Company had no forward contracts outstanding.

(d) Stock-Based Compensation

     The Company accounts for employee stock-based compensation arrangements under the provisions of Accounting Principles Board (“APB”) Opinion No. 25 and related interpretations. Statement of Financial Accounting Standards (“SFAS”) No. 123 permits the use of either a fair-value based method or the intrinsic value method under APB No. 25 to account for employee stock-based compensation arrangements. Companies that elect to use the intrinsic value method provided in APB No. 25 are required to disclose the pro forma net income (loss) and net income (loss) per share that would have resulted from the use of the fair value method. The Company has provided below the pro forma disclosures of the effect on net income (loss) and net income (loss) per share as if SFAS No. 123, as amended by SFAS No. 148, had been applied in measuring compensation expense for all periods presented.

	Three Months Ended March 31,

	2003	2002

	(In thousands, except per share data)
Net income:
As reported	$836	$489
Add:
Stock-based employee compensation expense included in reported net income, net of related taxes	20	33
Less:
Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(2,512)	(2,455)

Pro forma net loss	$(1,656)	$(1,933)

Basic net income (loss) per share:
As reported	$0.05	$0.03
Pro forma	$(0.10)	$(0.11)
Diluted net income (loss) per share:
As reported	$0.05	$0.03
Pro forma	$(0.10)	$(0.11)

2. INDEMNIFICATIONS

     As permitted under Massachusetts law, the Company has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was serving, at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a Director and Officer insurance policy that limits the Company’s exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal.

     The Company warrants that its software products will perform in all material respects in accordance with its standard published specifications in effect at the time of delivery of the licensed products to the customer for the life of the product. Additionally, the Company warrants that its maintenance services will be performed consistent with its maintenance policy in effect at the time those services are delivered. The Company believes its maintenance policy is consistent with generally accepted industry standards. If necessary, the Company would provide for the estimated cost of product and service warranties based on specific warranty claims and claim history, however, the Company has never incurred significant expense under our product or services warranties. As a result, the Company believes the estimated fair value on these agreements is minimal.

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

3. NET INCOME PER SHARE

     The Company computes earnings per share following the provisions of SFAS No. 128, Earnings per Share. Basic net income (loss) per share is computed using the weighted-average number of common shares outstanding for a period. Diluted net income (loss) per share is computed using the weighted-average number of common and dilutive potential common shares outstanding for the period. For the three months ended March 31, 2003 and 2002, dilutive potential common shares consisted of outstanding stock options. The dilutive effect of outstanding stock options is computed using the treasury stock method.

     Calculations of the basic and diluted net income per common share and potential common shares are as follows:

	Three Months Ended March 31,

	2003	2002

	(Dollars in thousands
	except share and per share data)
Basic:
Net income applicable to common stockholders	$836	$489

Weighted average common shares outstanding	17,254,342	16,931,200

Net income per share	$0.05	$0.03

Diluted:
Net income applicable to common stockholders	$836	$489

Weighted average common shares outstanding	17,254,342	16,931,200
Potential common shares pursuant to stock options	194,224	1,094,465

Diluted weighted average shares	17,448,566	18,025,665

Diluted net income per common share	$0.05	$0.03

     Diluted weighted average shares outstanding does not include 3,281,021 and 1,915,772 potential common shares for the three months ended March 31, 2003 and 2002, respectively, as their effect would have been antidilutive.

4. COMPREHENSIVE INCOME (LOSS)

     Comprehensive income (loss) is defined as the change in net assets of the Company during a period from transactions generated from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. Comprehensive income (loss) for the three months ended March 31, 2003 and 2002 is as follows:

	Three Months Ended March 31,

	2003	2002

	(In thousands)
Net income (loss) available to common stockholders	$836	$489
Unrealized gain on marketable securities	(113)	(598)

Comprehensive income (loss)	$723	$(109)

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

     The following table presents the approximate revenues by major geographical regions:

	Three Months Ended March 31,

(Dollars in Thousands)	2003	2002

United States	$11,973	$14,696
United Kingdom	3,995	2,209
Europe (excluding United Kingdom)	4,617	3,186
Rest of the World	3,532	4,146

Total	$24,117	$24,237

     For the three months ended March 31, 2003, no one country, except the United States and the United Kingdom accounted for greater than 10% of total revenues. For the three months ended March 31, 2002, no one country, except the United States accounted for greater than 10% of total revenues. Substantially all of the Company’s assets are located in the United States.

     The Company’s reportable segments are determined by customer type: managed service providers/ telecommunications carriers (“MSP/TC”) and enterprise. The accounting policies of the segments are the same as those described in Note 1. The executive management committee evaluates segment performance based on revenues. Accordingly, all expenses are considered corporate level activities and are not allocated to segments. Also, the executive management committee does not assign assets to these segments.

     The following table presents the approximate revenues by reportable segment:

	Three Months Ended March 31,

(Dollars in Thousands)	2003	2002

MSP/TC	$15,983	$9,847
Enterprise	8,134	14,390

Total	$24,117	$24,237

CONCORD COMMUNICATIONS, INC.
FORM 10-Q, March 31, 2003

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Concord develops, markets and supports a scalable fault and performance management software solution, its eHealth® Suite family of products. Concord’s solutions ensure the high availability of the information technology (“IT”) infrastructure by providing an end-to-end view across the components of this infrastructure: the network, the systems and the applications.

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

     The forward-looking statements contained herein are based on current expectations but are subject to a number of risks and uncertainties. The facts that could cause actual results to differ materially from current expectations include the following: risks of intellectual property rights and litigation, risks in technology development and commercialization, risks in product development and market acceptance of and demand for the Company’s products, risks of downturns in economic conditions generally, and in the software, networking and telecommunications industries specifically, risks associated with competition and competitive pricing pressures, risks associated with international sales, risks associated with a limited family of products and other risks detailed in this Form 10-Q under the heading “Factors that Could Affect Future Results” and elsewhere in the Company’s filings with the Securities and Exchange Commission.

CRITICAL ACCOUNTING POLICIES, SIGNIFICANT ESTIMATES AND JUDGMENTS

     The accompanying discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”). The preparation of consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We base our estimates and judgments on historical experience and on various other assumptions that we believe are reasonable under the circumstances. However, future events are subject to change and the best estimates and judgments routinely require adjustment. US GAAP requires us to make estimates and judgments in several areas. See our audited consolidated financial statements and notes thereto which contain accounting policies and other disclosures required by generally accepted accounting principles included in the Company’s 2002 Annual Report on Form 10-K filed with the Securities and Exchange Commission in March 2003.

     We believe that the policies, significant estimates and judgments discussed below are the most critical to our financial statements and the understanding of our financial condition and results of operations because their application places the most significant demands on management’s judgment.

(a) Revenue Recognition

     Our revenues consist of software license revenues and service revenues. Software license revenues are recognized in accordance with the American Institute of Certified Public Accountants’ Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as modified by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition with respect to Certain Transactions. Under SOP 97-2, software license revenues are recognized when persuasive evidence of an arrangement exists and delivery of the software has occurred, provided that the license fee is fixed or determinable, collection is considered reasonably assured and no customer acceptance clauses exist. If an arrangement includes an acceptance provision, revenue recognition occurs upon the earlier of a receipt of a written customer acceptance or expiration of the acceptance period. If the fee is determined not to be fixed or determinable, revenue is recognized when the fee becomes due. If collection is not considered reasonably assured, revenue is recognized upon the receipt of cash. Revenues under multiple-element arrangements, which typically include software products, services and maintenance sold together, are allocated to each element using the residual method in accordance with SOP 98-9. Under the residual method, the fair value of the undelivered elements is deferred and subsequently recognized when these elements are delivered; the remainder of the arrangement consideration is allocated to the software. We have established sufficient vendor specific objective evidence for professional services, training and maintenance and customer support services based on the price charged when these elements are sold separately. Accordingly, software license revenues are recognized under the residual method in arrangements in which software is licensed with professional services, training, and maintenance and customer support services.

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

(c ) Accounting for Income Taxes

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

     Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have recorded a valuation allowance as of March 31, 2003, due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily consisting of the utilization of certain net operating loss carryforwards from prior years. We are unsure whether we will have sufficient future taxable income to allow us to use these net operating losses and tax credit carryforwords before they expire. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to establish an additional valuation allowance. Establishing new or additional valuation allowances could materially adversely impact our financial position and results of operations.

Pro Forma Financial Results

     We prepare and release quarterly unaudited financial statements prepared in accordance with generally accepted accounting principles (“GAAP”). We also disclose and discuss certain pro forma financial information, used to evaluate our performance, in related earnings releases and investor conference calls. We believe that current shareholders and potential investors in our company use multiples of pro-forma earnings per share (“EPS”) in making investment decisions about our company. We use pro-forma EPS to evaluate the results of our ongoing operations. Pro-forma EPS is calculated by dividing pro-forma net income by the diluted number of shares. Pro-forma net income excludes certain non-cash and special charges, consisting primarily of non-cash compensation charges and transaction costs associated with acquisitions. This proforma calculation also substitutes current period GAAP tax provisions with a “pro forma” tax rate. We have significant deferred tax assets and have not recorded a significant federal tax provision. The tax provision relates mostly to state and foreign taxes only. This measure, and other pro-forma information, should not be considered an alternative to measurements required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) such as net income and net cash provided by operations and should not be considered measures of our liquidity. In addition, our non-GAAP measures may not be comparable to similar measures reported by other companies.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain financial data as percentages of the Company’s total revenues:

Unaudited	Three Months Ended

	March 31,	March 31,
	2003	2002

Revenues:
License revenues	53.5%	58.0%
Service revenues	46.5%	42.0%

Total revenues	100.0%	100.0%

Cost of Revenues
Cost of license revenues	2.4%	2.3%
Cost of service revenues	16.8%	15.8%

Total cost of revenues	19.2%	18.1%

Gross profit	80.8%	81.9%

Operating Expenses:
Research and development	22.5%	23.7%
Sales and marketing	47.1%	50.1%
General and administrative	9.3%	8.5%
Stock-based compensation	0.1%	0.1%

Total operating expenses	79.0%	82.4%

Operating income (loss)	1.8%	-0.5%
Other income, net	2.0%	3.1%

Income before taxes	3.8%	2.6%
Provision for income taxes	0.4%	0.6%

Net income	3.4%	2.0%

Total Revenues

     The Company’s total revenues decreased 0.5% to $24.1 million in the three months ended March 31, 2003 from $24.2 million in the three months ended March 31, 2002.

	Three Months Ended March 31,

(Dollars in thousands)	2003	Percent Change	2002

License Revenues	$12,909	-8.2%	$14,060
Service Revenues	11,208	10.1%	10,177

Total Revenues	$24,117	-0.5%	$24,237

Percent of Total Revenues

License Revenues	53.5%		58.0%
Service Revenues	46.5%		42.0%

License Revenues

     Concord’s license revenues are derived from the licensing of software products. The decrease in license revenues for the three months ended March 31, 2003 compared to the three months ended March 31, 2002 was due, in large part, to decreases in, or postponements or cancellations of, information technology (“IT”) infrastructure purchases by some of our customers due to worldwide economic uncertainty. License revenues are dependent on our ability to sell to new customers as well as to our installed base. In the three month period ended March 31, 2003, we sold to 43 new customers compared to 82 in the three month period ended March 31, 2002; this reduction was due, in good part, to the economic slowdown. The percentage of revenues coming from new customers declined from 27% in the three-month period ended March 31, 2002 to 22% in the three-month period ended March 31, 2003. License revenues can also be dependent on the number of large transactions, usually over $100,000, that we are able to close during the period. In the period ended March 31, 2003, we closed 36 deals over $100,000 compared to 47 in the period ended March 31, 2002. The decrease in license revenues as a percent of total revenues was primarily the result of a significant increase in service revenues, consisting mainly of maintenance revenues. There were no material price increases for products during the three months ended March 31, 2003 or 2002. Inflation did not have a significant impact on our revenues or income during the three months ended March 31, 2003 or 2002.

Service Revenues

     Concord’s service revenues consist of fees for maintenance, training and professional services. The increase in service revenues for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002 was mainly due to a significant increase in maintenance revenues which are generated from new and renewed maintenance contracts. Maintenance revenues represent fees earned by granting our customers rights to technical support, software product upgrades and maintenance patches during the support period, which is usually one year. The majority of our license customers purchase maintenance upon the initial licensing of our software. In addition, the majority of these customers renew their maintenance agreements annually. An increase in the number of the Company’s customers and the resulting demand for these services further helped drive the increase in service revenues for the three months ended March 31, 2003.

International Revenues

     Concord has eleven international subsidiaries and one international branch office. Concord has customers in 63 countries.

	Three Months Ended March 31,

(Dollars in thousands)	2003	Percent Change	2002

International Revenues
United Kingdom	$3,995	80.9%	$2,209
Europe (excluding United Kingdom)	4,617	44.9%	3,186
Rest of the World	3,532	-14.8%	4,146

Total International Revenues	$12,144	27.3%	$9,541

Percent of Revenues

Domestic	49.7%		60.6%
Europe	35.7%		22.2%
Rest of the World	14.6%		17.2%

     The increase of international revenues for the three months ended March 31, 2003 compared to the three months ended March 31, 2002 was primarily the result of Concord’s expansion of its operations outside the United States, which has included both the hiring of additional personnel as well as the establishment of additional reseller relationships. We expect that revenue from international customers will be 40% to 50% of total revenues. We believe that continued growth and profitability will require further expansion of our sales, marketing and customer service functions in international markets. We expect to commit additional time and development resources to customizing our products and services for selected international markets.

Segment Revenues

     Concord’s reportable segments are determined by customer type: managed service providers/telecommunications carriers (“MSP/TC”) and enterprise.

	Three Months Ended March 31,

(Dollars in thousands)	2003	Percent Change	2002

Segment Revenues
MSP/TC	$15,983	62.3%	$9,847
Enterprise	8,134	-43.5%	14,390

Total Revenues	$24,117	-0.5%	$24,237

Percent of Revenues
MSP/TC	66.3%		40.6%
Enterprise	33.7%		59.4%

     The increase of MSP/TC revenue was driven primarily by strong demand by European managed service providers. We expect that MSP/TC revenue will be 40% to 50% of total revenues.

Gross Profit

     Total gross profit includes gross profit from license revenues and gross profit from service revenues.

	Three Months Ended March 31,

(Dollars in thousands)	2003	Percent Change	2002

Gross Profit	$19,486	-1.8%	$19,852

Percent of Revenues
Gross Profit	80.8%		81.9%

     The decrease in total gross profit and gross profit percentage for the three months ended March 31, 2003 compared to the three months ended March 31, 2002 was attributable to an increase of cost of service. Cost of service increased due to the recent opening of a call center in Australia that will be servicing our customers in the Asia-Pacific region. We expect to increase our gross profit in absolute dollars; however, this will depend upon our revenue growth, among other factors. Accordingly, there can be no assurance that we will be successful in increasing our gross profit on an absolute basis of total revenues.

Research and Development Expenses

     Research and development expenses consist primarily of personnel costs associated with software development.

	Three Months Ended March 31,

(Dollars in thousands)	2003	Percent Change	2002

Research and Development	$5,427	-5.5%	$5,741

Percent of Total Revenues:
Research and Development	22.5%		23.7%

     The decrease in research and development expenses for the three months ended March 31, 2003 compared to the three months ended March 31, 2002 was primarily due to a decrease in employee related costs driven by lower headcount. We intend to decrease our research and development expenses as a percentage of total revenues. Our ability to decrease these expenses as a percentage of total revenues will depend upon our revenue growth, among other factors. Accordingly, there can be no assurance that we will be successful in decreasing our research and development expenses as a percentage of total revenues.

Sales and Marketing Expenses

     Sales and marketing expenses consist primarily of salaries, commissions to sales personnel and agents, travel, tradeshow participation, public relations, advertising and other promotional expenses.

	Three Months Ended March 31,

Dollars in thousands	2003	Percent Change	2002

Sales and Marketing	$11,365	-6.3%	$12,134

Percent of Total Revenue
Sales and Marketing	47.1%		50.1%

     The decrease in sales and marketing expenses for the three months ended March 31, 2003 compared to the three months ended March 31, 2002 was primarily the result of a reduction in travel related expenses and reduced spending on marketing programs. We intend to decrease our sales and marketing expenses as a percentage of total revenues. Our ability to decrease these expenses as a percentage of total revenues will depend upon our revenue growth, among other factors. Accordingly, there can be no assurance that we will be successful in decreasing our expenses as a percentage of total revenues.

General and Administrative Expenses

     General and administrative expenses consist primarily of salaries for financial, accounting, legal, investor relations, human resources, administrative and management personnel.

	Three Months Ended March 31,

Dollars in thousands	2003	Percent Change	2002

General and Administrative	$2,245	9.2%	$2,055

Percent of Total Revenue
General and Administrative	9.3%		8.5%

     The increase in general and administrative expenses for the three months ended March 31, 2003 compared to the three months ended March 31, 2002 was due to increased salaries. We expect to decrease these expenses as a percentage of total revenues, however, this will ultimately depend upon our revenue growth, among other factors. Accordingly, there can be no assurance that we will be successful in decreasing our expenses as a percentage of total revenues.

Stock-Based Compensation

     Stock-based compensation relates to the issuance of stock options with exercise prices below the deemed fair value of the Company’s common stock at the date of grant. Deferred stock-based compensation resulted solely from the issuance of stock options to employees of FirstSense Software, Inc. (“FirstSense”) in connection with the Company’s acquisition of FirstSense on February 4, 2000 and is amortized through charges to operations over the vesting period of the options, which is generally four years. Stock-based compensation was $20,000 and $33,000 for the three months ended March 31, 2003 and 2002, respectively. For the three months ended March 31, 2003, the Company did not record any forfeitures of deferred stock based compensation. For the three months ended March 31, 2002, the Company recorded $35,000 related to the forfeiture of unvested employee stock options.

Other Income

     Other income consists of interest earned on funds available for investment, net of foreign currency exchange gains and losses, and miscellaneous foreign taxes.

	Three Months Ended March 31,

Dollars in thousands	2003	Percent Change	2002

Interest income	$717	-7.6%	$776
Other	(224)	-672.4%	(29)

Total other income, net	$493	-34.0%	$747

Percent of Total Revenues
Other Income	2.0%		3.1%

     The decrease in other income for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002 was primarily attributable to larger foreign currency transaction and translation losses attributable to a weaker United States dollar relative to other local currencies.

Provision for Income Taxes

     The Company recorded an income tax provision of $86,000 and $147,000 for the three months ended March 31, 2003 and 2002, respectively. The income tax provisions for the three months ended March 31, 2003 and 2002 are mainly related to foreign taxes.

LIQUIDITY AND CAPITAL RESOURCES

(Dollars in thousands)	March 31, 2003	Change	Dec 31, 2002

Working Capital	$58,481	2.6%	$56,975
Cash, cash equivalents and short-term investments (net of restricted cash)	$76,103	4.5%	$72,831

	Three Months Ended March 31,

(Dollars in thousands)	2003	Change	2002

Cash provided by operating activities	$3,882	7.3%	$3,617
Cash provided by (used for) investing activities	$2,566	460.5%	$(712)
Cash used for financing activities	$39	-93.1%	$565

      Working capital

     The increase in working capital was primarily attributable to an increase in cash, cash equivalents and marketable securities due to income from continuing operations during the first quarter of 2003.

     Cash, cash equivalents and short-term investments (net of restricted cash)

     Cash, cash equivalents and short-term investments consist of highly liquid investments in time deposits held at major banks, commercial paper, United States government agency discount notes, money market mutual funds and other money market securities with original maturities of 90 days or less.

     Cash provided by operating activities

     Net cash provided by operating activities was $3.9 million for the three months ended March 31, 2003 and $3.9 million for the three months ended March 31, 2002. Accounts receivable increased $2.5 million primarily due to slower collections particularly with international customers; this explains, in part, the increase of our days of sales outstanding (“DSO”). Our quarterly DSO increased to 70 days at March 31, 2003 compared to 66 days at December 31, 2002. DSO measures both the age, in terms of days, of our accounts receivable and the average time it takes to turn the receivable into cash. There are a number of factors affecting DSO, including our payment terms and collection ability. Deferred revenue increased $2.4 million mainly due to an increase in new and renewed maintenance contracts.

     Cash provided by investing activities

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

     Cash used for financing activities

     Financing activities consisted primarily of the issuance of common stock from the exercise of stock options during the three months ended March 31, 2003 and 2002.

     As of March 31, 2003, the Company has future payments under facility and certain equipment lease agreements expiring through August 2007 of $3.7 million, $6.5 million and $1.7 million in one year, one to three years, and thereafter, respectively.

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

     As required by SFAS No. 109, management of the Company has evaluated the positive and negative evidence bearing upon the realizability of the Company’s deferred tax assets. The Company has significantly reserved for its deferred tax assets by recording a valuation allowance. The resulting net deferred tax asset of $3.5 million is based on the Company’s estimate of future taxable income it expects to generate; all other tax assets have been fully reserved. The factors that weighed most heavily on management’s decision to record this amount of a valuation allowance were the Company’s history of prior profitability, current profitability, current economic conditions and forecasted profitability over the next several years. In addition, the Company is subject to rapid technological change, competition from substantially larger competitors, a limited family of products and other related risks, as more thoroughly described in the “Factors That Could Affect Future Results” section of the Company’s Form 10-Q for the quarterly period ended March 31, 2003. As a result, the Company found the evidence described above to be the most reliable objective evidence available in determining that a valuation allowance against its tax assets would be necessary. Significant management judgment is required in determining the valuation allowance recorded against the net deferred tax assets. Management is unsure whether the Company will have sufficient future taxable income to allow it to use all net operating losses and tax credit carryforwards before they expire. The valuation allowance is based on management’s estimates of taxable income by jurisdiction in which the Company operates and the period over which the deferred tax assets will be recoverable. In the event that actual results differ from these estimates or the Company adjusts these estimates in future periods, the Company may need to establish an additional valuation allowance. Establishing new or additional valuation allowances could materially adversely impact the Company’s financial position and results of operations.

     Pursuant to the Tax Reform Act of 1986, the utilization of NOL carryforwards for tax purposes may be subject to an annual limitation if a cumulative change of ownership of more than 50% occurs over a three-year period.

     As of December 31, 2002, the Company has recorded a deferred tax asset of $4,175,000 reflecting the benefit of deductions from the exercise of stock options. When and if the Company realizes the asset, the benefit from this $4,175,000 will be recorded as a credit to additional paid-in capital when realized.

     As of March 31, 2003, Concord’s principal sources of liquidity included cash, cash equivalents and marketable securities. The Company believes that its current cash, cash equivalents and marketable securities and cash provided by future operations will be sufficient to meet its working capital and anticipated capital expenditure requirements for at least the next 12 months. Although operating activities may provide cash in certain periods, to the extent Concord experiences growth in the future, its operating and investing activities may require additional cash. Consequently, any such future growth may require Concord to obtain additional equity or debt financing.

FACTORS THAT COULD AFFECT FUTURE RESULTS

     References in these risk factors to “we,” “our,” the “Company,” “Concord,” and “us” refer to Concord Communications, Inc., a Massachusetts corporation. Any investment in our common stock involves a high degree of risk. If any of the following risks actually occur, our business, results of operations and financial condition would likely suffer.

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

     Prior to 2001, we marketed and sold our products primarily in the performance management market. In 2001, our product functionality was expanded to include both fault and performance management features to penetrate the fault management market. While sales of our fault and application products were approximately 15% and 10%, respectively, of our license revenues for the fiscal year ended December 31, 2002, we still have a limited operating history in this expanded market upon which we can evaluate our business. As currently developed, our product is an integrated fault and performance management tool that manages applications, systems and networks. The integrated fault and performance market is highly competitive and rapidly evolving. Additionally, many of our competitors in this new market have a longer operating history and greater resources. Our limited operating history, an uncertain economic climate due to worldwide economic conditions and the on-going uncertainty surrounding the conflict in Iraq, make the prediction of future results of operations difficult or impossible. Our prospects must be considered in light of the risks, costs, and difficulties frequently encountered by emerging companies operating in the highly competitive software industry.

     We cannot ensure that our revenues will grow or that we will continue to be profitable.

     We have expended considerable resources to the research and development of new technologies and new or improved product features that have enabled us to penetrate new markets both in the United States and internationally. This investment in product development allowed the company to achieve revenue growth and profitability for the fiscal quarter ended March 31, 2003. Despite our results in the first fiscal quarter of 2003, we cannot ensure that we can generate revenue growth on a quarterly or annual basis, or that we can achieve or sustain any revenue growth in the future.

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

     Our quarterly operating results may fluctuate.

     We are likely to experience significant fluctuations in our quarterly operating results caused by many factors, including, but not limited to:

•	changes in the demand for our products by customers or groups of customers;

•	the timing, composition, and size of orders from our customers, including the tendency for significant bookings to occur in the final two weeks of each fiscal quarter;

•	our customers’ spending patterns and budgetary resources for our products;

•	geopolitical conditions in the world, with specific reference to the current situation in Iraq;

•	the success of our new customer generation activities;

•	introductions or enhancements of products, or delays in the introductions or enhancements of products, by us or our competitors;

•	changes in our pricing policies or those of our competitors;

•	changes in the distribution channels through which our products are sold;

•	our success in anticipating and effectively adapting to developing markets and rapidly changing technologies;

•	our success in attracting, retaining, and motivating qualified personnel;

•	the publication of opinions about us and our products, or our competitors and their products, by industry analysts or others;

•	changes in general economic conditions; and

•	changes in accounting rules, such as recording expenses for employee stock option grants.

     Though our service revenues have been increasing as a percentage of total revenues, we do not have a significant ongoing revenue stream that may mitigate quarterly fluctuations in operating results, as do other software companies with a longer history of operations. Increases in our revenues will also depend on our successful implementation of our distribution strategy as we attempt to expand our channels of distribution. Due to the buying patterns of certain of our customers and also to our own sales incentive programs focused on annual sales goals, revenues in our first quarter could be higher than revenues in other fiscal quarters. There also may be other factors, such as seasonality and the timing of receipt and delivery of orders within a fiscal quarter, that significantly affect our quarterly results, which are often difficult to predict.

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

     We derive and likely will continue to derive a significant portion of our revenues from the sales of our products to telecommunication carriers, service providers, and enterprise customers. These markets worldwide have suffered from a turbulent economy during 2002 and the first fiscal quarter of 2003. We have been negatively affected by the general weakness in capital spending within these markets. The volume of sales of our products and services to telecommunication carriers, service providers, and enterprise customers may increase slower than we expect or may decrease.

     The market for application performance management software is emerging.

     The market for our application performance management software is in an early stage of development. Management of the end user’s experience, through optimizing the performance of computer applications, is both critical to business profitability and is the core of information technology infrastructure management; maximizing the end user’s experience is central to the development and marketing of our products, but this market is emerging and highly competitive, and it is difficult to assess:

     •     the size of the application performance management market;

     •     the appropriate features and prices for products to address this market;

     •     the optimal distribution strategy; and

     •     the market that will develop and the impact of large competitors within the market.

     This market is very competitive and we are in direct competition with larger companies with substantially greater resources. These larger companies are able to devote considerable resources to the development of competitive products and the creation and maintenance of direct and indirect sales channels. The rapidly-evolving application performance market and the continued presence of larger companies in this market may impact our ability to retain or increase our market share.

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

     The market for our products is intensely competitive and rapidly evolving. Our current and future competitors include:

     •     application performance software vendors;

     •     fault management software vendors;

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

     Market acceptance of our eHealth® product family is critical to our success.

     We currently derive substantial product revenues from our eHealth® Suite product family, and we expect that revenues from these products will continue to account for substantially all of our product revenues in the foreseeable future. Broad market acceptance of these products is critical to our future success. We cannot ensure that market acceptance of our eHealth® Suite of products will increase or even remain at current levels. Factors that may affect the market acceptance of our integrated solution include:

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

     We may need future capital funding.

     We plan to continue to expend substantial funds on the continued development, marketing, and sale of the eHealth® product family. While we have approximately $76.1 million in short term investments (cash, cash equivalents and marketable securities), excluding restricted cash totaling $689,000 as of March 31, 2003, we cannot ensure that our existing capital resources and any funds that may be generated from future operations together will be sufficient to finance our future operations or that other sources of funding will be available on terms acceptable to us, if at all. In addition, future sales of substantial amounts of our securities in the public market could adversely affect prevailing market prices and could impair our future ability to raise capital through the sale of our securities.

     We must introduce product enhancements and new products on a timely basis.

     Because of rapid technological change in the software industry and potential changes in the IT infrastructure, fault and performance management software market, and changes in industry standards, the life cycle of versions of our eHealth® Suite is difficult to estimate. We cannot ensure that:

     •     we will successfully develop and market enhancements to our eHealth ®Suite or successfully develop new products that respond to technological changes, evolving industry standards or customer requirements;

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

     The continuing threat of Severe Acute Respiratory Syndrome (“SARS”) may adversely impact our business.

     Information on SARS is evolving and we are monitoring the situation to ensure the safety of our employees and the success of our business particularly in light of recent quarantines and travel restrictions. We cannot predict the impact of any future SARS related restrictions on our ability to effectively market and sell our products, which may adversely impact our revenues.

     Current geopolitical instability and the continuing threat of domestic and international terrorist attacks may adversely impact our revenues.

     International tensions, exacerbated by the war in Iraq contribute to an uncertain political and economic climate, both in the United States and globally, which may affect our ability to generate revenue on a predictable basis. In addition, the continuing threat of terrorist attacks internationally has contributed to international tension and uncertainty, which has exacerbated the weakening of the worldwide economy. As we sell products both in the United States and internationally, the threat of future terrorist attacks may adversely affect our business.

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

     We have developed a number of these relationships and intend to continue to develop new “channel partner” relationships. We have focused on identifying and developing our key distribution partners worldwide to maximize the success of our indirect sales. As part of this process, we have decreased the total number of distributors selling our products, but increased the quality and focus of our most valuable distributors through improved training and development programs. Our success will depend in large part on our development of these more focused distribution relationships and on the performance and success of these third parties, particularly telecommunication carriers and other network service providers. We sell our products in the United States through both direct sales to customers and indirect sales to customers through our channel partners. Outside the United States, we sell our products almost exclusively through indirect sales via our channel partners. Our international channel partners are located in Europe, the Middle East, Africa, Asia, and North and South America and are subject to local laws, regulations, and customs that may make it difficult to accurately assess the potential revenues that can be generated from a certain market. Our success depends upon our ability to attract and retain valuable channel partners and to accurately assess the size and vitality of the markets in which our products are sold. While we have implemented policies and procedures to achieve this, we cannot predict the extent to which we are able to attract and retain financially stable, motivated channel partners. Additionally, our channel partners may not be successful in marketing and selling our products. We may:

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

     Our performance depends substantially on the performance of our key technical, senior management, and sales and marketing personnel. We may lose the services of any of such persons. Our success depends on our continuing ability to identify, hire, train, motivate, and retain highly qualified management, technical, and sales and marketing personnel. Despite current weak economic conditions, we experience intense competition for such personnel and are constantly exploring new avenues for attracting and retaining key personnel. However, we cannot ensure that we will successfully attract, assimilate, or retain highly qualified technical, managerial or sales and marketing personnel in the future.

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

     •     potentially adverse tax consequences;

     •     compliance with a variety of laws outside the United States;

     •     the impact of possible recessionary environments in economies outside the United States;

     •     political and economic instability; and

     •     exposure to foreign currency fluctuations.

     Our successful expansion into certain countries will require additional modification of our products, particularly national language support. Presently, the majority of our current export sales are denominated in United States dollars. To the extent that international sales continue to be denominated in United States dollars, an increase in the value of the United States dollar relative to other currencies could make our products and services more expensive and, therefore, potentially less competitive in international markets. In certain European Union countries, however, we have introduced pricing in Euros. While we do maintain a foreign currency hedging program on accounts receivable, to the extent that future international sales are denominated in foreign currency, our operating results will be subject to risks associated with foreign currency fluctuation. Additionally, as we increase our international sales, seasonal fluctuations in revenue generation resulting from lower sales that typically occur during the summer months in Europe and other parts of the world may affect our total revenues.

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

     We have nine issued and twelve pending U.S. patents, and various foreign counterparts as of March 31, 2003. We cannot ensure that patents will issue from our pending applications or from any future applications or that, if issued, any claims allowed will be sufficiently broad to protect our technology. In addition, we cannot ensure that any patents that have been or may be issued will not be challenged, invalidated or circumvented, or that any rights granted by those patents would protect our proprietary rights. Failure of any patents to protect our technology may make it easier for our competitors to offer equivalent or superior technology.

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

     We have started shipping Oracle® software as the database on which the eHealth® Suite runs, which will eventually replace the Ingres® database on which our eHealth® Suite currently operates. While we believe the switch to Oracle will make our products even more robust and we are comfortable with the choice of Oracle as a database vendor, there is no guarantee that our customers will readily accept this change. As with any vendor, there also is no guarantee that Oracle will be able to continue to deliver to us an acceptable database solution, nor that the product Oracle delivers will continue to interface effectively in conjunction with our eHealth® Suite of products.

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

     The conviction of Arthur Andersen LLP may limit potential recoveries related to their prior service as our independent auditors.

     Arthur Andersen LLP served as our independent auditors until June 10, 2002. On June 15, 2002, Arthur Andersen LLP was found guilty on federal obstruction of justice charges arising from the government’s investigation of Enron Corporation. Following this indictment, Arthur Andersen LLP informed the SEC that it would cease its operations. On June 10, 2002, we dismissed Arthur Andersen LLP and on June 11, 2002, we retained PricewaterhouseCoopers LLP as our independent auditors. Securities and Exchange Commission (“SEC”) rules require us to present historical audited financial statements in various SEC filings, such as registration statements, along with consents from Arthur Andersen LLP to include its audit report in those filings. Since our former engagement partner and audit manager have left Arthur Andersen LLP and in light of the cessation of Arthur Andersen LLP’s SEC practice, we will not be able to obtain the consent of Arthur Andersen LLP for the inclusion of its audit report in our relevant current and future filings. The SEC has provided regulatory relief designed to allow companies that file reports with the SEC to dispense with the requirement to file a consent of Arthur Andersen LLP in certain circumstances, but purchasers of securities sold under our registration statements, which were not filed with the consent of Arthur Andersen LLP for the inclusion of its audit report will not be able to file suit against Arthur Andersen LLP pursuant to Section 11(a)(4) of the Securities Act and therefore their right of recovery under that section may be limited as a result of the lack of our ability to obtain the consent of Arthur Andersen LLP.

     Limitations on the effectiveness of controls.

     The Company’s management, including the Chief Executive Officer and the Chief Financial Officer, does not expect that our disclosure controls or our internal controls will prevent all errors and intentional misrepresentations. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

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

     We do not enter into or hold derivatives for trading or speculative purposes, and we only enter into contracts with highly-rated financial institutions. At March 31, 2003, we had no forward contracts outstanding.

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

(b) Changes in Internal Controls.

     There were no significant changes in the Company’s internal controls or to our knowledge, in other factors that could significantly affect our disclosure controls and procedures subsequent to the Evaluation Date (as defined in the Statement of Principal Executive Officer).

CONCORD COMMUNICATIONS, INC.
FORM 10-Q, March 31, 2003

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

     The Company is not a party to any litigation that it believes could have a material adverse effect on the business, results of operations or financial condition of the Company.

Item 2. Changes in Securities and Use of Proceeds

(a) Issuance of Securities

     On February 4, 2000, the Company completed a merger with FirstSense Software, Inc. The Company has reserved for issuance in connection with the merger 1,940,000 shares of common stock, par value $.01 per share (the “Common Stock”), of the Company and has issued 1,799,000 of such shares. The Company issued the shares in a private placement transaction pursuant to Section 4(2) under the Securities Act of 1933, as amended. The merger was accounted for as a pooling of interests. The Company filed a Form S-3 Registration Statement to cover the resale of the securities issued in the merger.

(b) Use of Proceeds

     On October 16, 1997, the Company commenced an initial public offering (“IPO”) of 2,900,000 shares of Common Stock, pursuant to the Company’s final prospectus dated October 15, 1997 (the “Prospectus”). The Prospectus was contained in the Company’s Registration Statement on Form S-1, which was declared effective by the Securities and Exchange Commission (SEC File No. 333-33227) on October 15, 1997. Of the 2,900,000 shares of Common Stock offered, 2,300,000 shares were offered and sold by the Company and 600,000 shares were offered and sold by certain shareholders of the Company. As part of the IPO, the Company granted the several underwriters an over allotment option to purchase up to an additional 435,000 shares of Common Stock (the “Underwriters’ Option”). The IPO closed on October 21, 1997 upon the sale of 2,900,000 shares of Common Stock to the underwriters. On October 24, 1997, the Representatives, on behalf of the several underwriters, exercised the Underwriters’ Option, purchasing 435,000 additional shares of Common Stock from the Company. The aggregate offering price of the shares of Common Stock in the IPO to the public was $40,600,000 (exclusive of the Underwriters’ Option), with proceeds to the Company and selling shareholders, after deduction of the underwriting discount, of $29,946,000 (before deducting offering expenses payable by the Company) and $7,812,000 respectively. The aggregate offering price of the Underwriters’ Option exercised was $6,090,000, with proceeds to the Company, after deduction of the underwriting discount, of $5,663,700 (before deducting offering expenses payable by the Company). The aggregate amount of expenses incurred by the Company in connection with the issuance and distribution of the shares of Common Stock offered and sold in the IPO were approximately $3.6 million, including $2.7 million in underwriting discounts and commissions and $950,000 in other offering expenses. The net proceeds to the Company from the IPO, after deducting underwriting discounts and commissions and other offering expenses, were approximately $34.7 million. To date, the Company has not utilized any of the net proceeds from the IPO. The Company has invested all such net proceeds primarily in US treasury obligations and other interest bearing investment grade securities.

Item 3. Defaults Upon Senior Securities

Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the three months ended March 31, 2003.

Item 5. Other Information

Not Applicable

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

The exhibits listed in the accompanying Exhibit Index on page 40 and 41 are filed or incorporated by reference as part of this Report.

(b) Reports on Form 8-K

None.

CONCORD COMMUNICATIONS, INC.
FORM 10-Q, March 31, 2003

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Concord Communications, Inc.

/s/ Melissa H. Cruz
May 2, 2003	Name:	Melissa H. Cruz
	Title:	Executive Vice President, Business Services Chief Financial Officer and Treasurer

(Principal Financial Officer and Principal Accounting Officer)

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Concord Communications, Inc. (the “Company”) on Form 10-Q for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, John A. Blaeser, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

          (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ John A. Blaeser
John A. Blaeser
President and Chief Executive Officer
May 2, 2003

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Concord Communications, Inc. (the “Company”) on Form 10-Q for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Melissa H. Cruz, Executive Vice President, Business Services, Chief Financial Officer and Treasurer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

          (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Melissa H. Cruz
Melissa H. Cruz
Executive Vice President, Business Services
Chief Financial Officer and Treasurer
May 2, 2003

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

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this quarterly report;

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

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     May 2, 2003

/s/ John A. Blaeser John A. Blaeser President and Chief Executive Officer

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

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this quarterly report;

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

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     May 2, 2003

/s/ Melissa H. Cruz Melissa H. Cruz Executive Vice President, Business Services, Chief Financial Officer and Treasurer

EXHIBIT INDEX

     The following designated exhibits are either filed herewith or, where information is provided under the SEC Document Reference heading corresponding to such exhibit, incorporated by reference to such filing

Exhibit No.	Description	SEC Document Reference

3.01	Restated Articles of Organization of the Company	Exhibit No. 3.01 on Form 10-K, for the period ended December 31, 1997
3.02	Restated By-laws of the Company	Exhibit No. 3.02 on Form 10-K, for the period ended December 31, 1998
10.01	Working Capital Loan Agreement between the Company and Silicon Valley Bank dated April 3, 1997	Exhibit No. 10.01 to Registration Statement on Form S-1 (No. 333-33227)
10.02	Revolving Promissory Note made by the Company in favor of Silicon Valley Bank	Exhibit No. 10.02 to Registration Statement on Form S-1 (No. 333-33227)
10.03	Equipment Line of Credit Letter Agreement between the Company and Fleet Bank dated as of June 9, 1997	Exhibit No. 10.03 to Registration Statement on Form S-1 (No. 333-33227)
10.04	1995 Stock Plan of the Company	Exhibit No. 10.04 to Registration Statement on Form S-1 (No. 333-33227)
10.05	1997 Stock Plan of the Company	Exhibit No. 10.01 on Form 10-Q, for the period ended June 30, 1998
10.06	1997 Stock Plan of the Company, as amended on March 12, 1998, March 1, 1999, May 15, 1999 and March 8, 2000	Exhibit No. 10.06 on Form 10-K, for the period ended December 31, 2000
10.07	1997 Employee Stock Purchase Plan of the Company	Exhibit No. 10.06 to Registration Statement on Form S-1 (No. 333-33227)
10.08	1997 Non-Employee Director Stock Option Plan as amended on March 8, 2000 and April 25, 2001	Exhibit No. 10.08 on Form 10-Q filed on August 13, 2002
10.09	The Profit Sharing/401(K) Plan of the Company	Exhibit No. 10.08 to Registration Statement on Form S-1 (No. 333-33227)
10.10	Lease Agreement between the Company and John Hancock Mutual Life Insurance Company dated March 17, 1994, as amended on March 25, 1997	Exhibit No. 10.09 to Registration Statement on Form S-1 (No. 333-33227)
10.11	First Amendment to Lease Agreement between the Company and John Hancock Mutual Life Insurance Company dated March 25, 1997	Exhibit No. 10.10 to Registration Statement on Form S-1 (No. 333-33227)
10.12	Form of Indemnification Agreement for directors and officers of the Company	Exhibit No. 10.11 to Registration Statement on Form S-1 (No. 333-33227)
10.13	Restated Common Stock Registration Rights Agreement between the Company and certain investors dated August 7, 1986	Exhibit No. 10.12 to Registration Statement on Form S-1 (No. 333-33227)
10.14	Amended and Restated Registration Rights Agreement between the Company and certain investors dated December 28, 1995	Exhibit No. 10.13 to Registration Statement on Form S-1 (No. 333-33227)
10.15	Management Change in Control Agreement between the Company and John A. Blaeser dated as of August 7, 1997	Exhibit No. 10.14 to Registration Statement on Form S-1 (No. 333-33227)
10.16	Management Change in Control Agreement between the Company and Kevin J. Conklin dated as of July 23, 1997	Exhibit No. 10.15 to Registration Statement on Form S-1 (No. 333-33227)
10.17	Management Change in Control Agreement between the Company and Ferdinand Engel dated as of July 23, 1997	Exhibit No. 10.16 to Registration Statement on Form S-1 (No. 333-33227)
10.18	Management Change in Control Agreement between the Company and Gary E. Haroian dated as of July 23, 1997	Exhibit No. 10.17 to Registration Statement on Form S-1 (No. 333-33227)
10.19	Management Change in Control Agreement between the Company and Melissa H. Cruz dated as of June 12, 2000	Exhibit No. 10.18 on Form 10-Q filed on August 14, 2000
10.20	Management Change in Control Agreement between the Company and Daniel D. Phillips, Jr. dated as of July 23, 1997	Exhibit No. 10.18 to Registration Statement on Form S-1 (No. 333-33227)
10.21	Stock Option Agreement dated January 1, 1996 between the Company and John A. Blaeser	Exhibit No. 10.19 to Registration Statement on Form S-1 (No. 333-33227)
10.22	Stock Option Agreement dated January 1, 1996 between the Company and John A. Blaeser	Exhibit No. 10.20 to Registration Statement on Form S-1 (No. 333-33227)
10.23	Letter Agreement between the Company and Silicon Valley Bank dated March 25, 1996 together with the Loan Modification Agreement dated November 14, 1996	Exhibit No. 10.21 to Registration Statement on Form S-1 (No. 333-33227)
10.24	Form of Shrink-Wrap License	Exhibit No. 10.22 to Registration Statement on Form S-1 (No. 333-33227)
10.25	Agreement and Plan of Reorganization dated as of October 19, 1999 by and among Concord Communications, Inc., E Acquisition Corp., Empire Technologies, Inc. and the stockholders of Empire Technologies, Inc.	Exhibit No. 2.1 on Form 8-K filed on November 12, 1999
10.26	Agreement and Plan of Reorganization dated as of January 20, 2000 by and among Concord Communications, Inc., F Acquisition Corp., and FirstSense Software, Inc.	Exhibit No. 2.1 on Form 8-K filed on February 10, 2000

EXHIBIT INDEX

Exhibit No.	Description	SEC Document Reference

10.27	Registration Rights Agreement dated as of February 4, 2000 by and among Concord Communications, Inc. and Timothy Barrows, as Securityholder Agent	Exhibit No. 99.1 on Form 8-K filed on February 10, 2000
10.28	2000 Non-Executive Employee Equity Incentive Plan	Exhibit 10.28 on Form 10-K, for the period ended December 31, 2000
10.29	Management Change in Control Agreement between the Company and Ellen Kokos dated as of February 2, 2001	Exhibit No. 10.29 on Form 10-Q filed on May 9, 2001
10.30	Management Change in Control Agreement between the Company and John F. Hamilton dated as of April 16, 2001	Exhibit No. 10.30 on Form 10-Q filed July 31, 2001
10.31	2001 Non-Executive Employee Stock Purchase Plan	Exhibit No. 10.31 on Form 10-Q filed on November 5, 2001
10.32	Management Agreement between the Company and John Hamilton dated May 6, 2002	Exhibit No. 10.32 on Form 10-Q filed on August 13, 2002
10.33	Management Agreement between the Company and Kevin Conklin dated September 9, 2002	Exhibit No. 10.33 on Form 10-Q filed on November 5, 2002
10.34	Management Change in Control Agreement between the Company and Douglas Batt dated as of November 18, 2002	Exhibit No. 10.34 on Form 10-K, for the period ended December 31, 2002
10.35	Management Change in Control Agreement between the Company and Daniel Sheahan dated as of November 18, 2002	Exhibit No. 10.35 on Form 10-K, for the period ended December 31, 2002
10.36	Employment Agreement dated August 10, 2001	Exhibit No. 10.36 on Form 10-K, for the period ended December 31, 2002