Form 10-Q
period 2003-06-30
CONCORD COMMUNICATIONS INC
filed 2003-08-07
CIK 915290

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended June 30, 2003.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from ____________ to ______________

Commission File Number 0-23067

CONCORD COMMUNICATIONS, INC.

(Exact name of registrant as specified in its charter)

Massachusetts	04-2710876
(State of incorporation)	(IRS Employer Identification Number)

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

YES	X	NO

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES	X	NO

17,803,381 shares of the registrant’s Common stock, $0.01 par value, were outstanding as of July 31, 2003.

THIS DOCUMENT CONTAINS 39 PAGES.
THE EXHIBIT INDEX IS ON PAGE 38.

CONCORD COMMUNICATIONS, INC.

FORM 10-Q, June 30, 2003

CONTENTS

Page

PART I: FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
Condensed Consolidated Balance Sheets:
June 30, 2003 and December 31, 2002	3
Condensed Consolidated Statements of Operations:
Three and six months ended June 30, 2003 and June 30, 2002	4
Condensed Consolidated Statements of Cash Flows:
Six months ended June 30, 2003 and June 30, 2002	5
Notes to Condensed Consolidated Financial Statements	6-10
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of
Operations	11-32
Item 3. Quantitative and Qualitative Disclosures about Market Risk	33
Item 4. Controls and Procedures	34
PART II: OTHER INFORMATION
Item 1. Legal Proceedings	35
Item 2. Changes in Securities and Use of Proceeds	35
Item 3. Defaults Upon Senior Securities	35
Item 4. Submission of Matters to a Vote of Security Holders	35
Item 5. Other Information	35
Item 6. Exhibits and Reports on Form 8-K	35
SIGNATURE	37
EXHIBIT INDEX	38-39

PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CONCORD COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands, except share and per share data)

	June 30,	December 31,
	2003	2002

ASSETS
Current Assets:
Cash and cash equivalents	$12,774	$10,362
Marketable securities	67,588	62,469
Restricted cash	539	839
Accounts receivable, net of allowance of $1,169 and $1,480 at June 30, 2003 and December 31, 2002, respectively	18,576	17,417
Prepaid expenses and other current assets	2,141	2,882

Total current assets	101,618	93,969

Equipment and improvements, at cost:
Equipment	24,782	22,987
Leasehold improvements	6,146	6,111

	30,928	29,098
Less — accumulated depreciation and amortization	23,471	20,853

	7,457	8,245

Deferred tax assets	3,500	3,500
Other long-term assets	321	216

	3,821	3,716

Total assets	$112,896	$105,930

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,276	$3,584
Accrued expenses (including customer deposits of $834 and $180 at June 30, 2003 and December 31, 2002, respectively)	10,777	10,062
Deferred revenue	27,750	23,348

Total current liabilities	40,803	36,994

Commitments and Contingencies (Note 2)
Stockholders’ Equity:
Common stock, $0.01 par value:
Authorized — 50,000,000 shares
Issued and outstanding — 17,443,128 and 17,246,005 shares at June 30, 2003 and December 31, 2002, respectively	174	172
Additional paid-in capital	100,161	98,893
Deferred compensation	(26)	(60)
Accumulated other comprehensive income	2,227	2,408
Accumulated deficit	(30,443)	(32,477)

Total stockholders’ equity	72,093	68,936

Total liabilities and stockholders’ equity	$112,896	$105,930

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONCORD COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except share and per share data)

	Three Months Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2003	2002	2003	2002

Revenues:
License revenues	$13,154	$12,258	$26,063	$26,319
Service revenues	12,461	10,693	23,669	20,870

Total revenues	25,615	22,951	49,732	47,189

Cost of Revenues:
Cost of license revenues	683	394	1,272	961
Cost of service revenues	4,045	3,721	8,087	7,540

Total cost of revenues	4,728	4,115	9,359	8,501

Gross profit	20,887	18,836	40,373	38,688

Operating Expenses:
Research and development (excluding stock-based compensation of $14, $27, $34 and $60, respectively)	5,423	5,445	10,850	11,187
Sales and marketing	12,579	11,890	23,944	24,025
General and administrative	2,060	1,772	4,305	3,826
Stock-based compensation	14	27	34	60

Total operating expenses	20,076	19,134	39,133	39,098

Operating income (loss)	811	(298)	1,240	(410)
Other Income (Expense):
Interest income	709	802	1,426	1,579
Other expense	(146)	(16)	(370)	(45)

Total other income, net	563	786	1,056	1,534

Income before income taxes	1,374	488	2,296	1,124
Provision for income taxes	177	93	262	240

Net income	$1,197	$395	$2,034	$884

Net income per common and potential common share:
Basic	$0.07	$0.02	$0.12	$0.05
Diluted	$0.07	$0.02	$0.11	$0.05
Weighted average common and potential common shares outstanding:
Basic	17,372,070	17,017,410	17,313,416	16,974,305
Diluted	18,022,181	17,861,027	17,767,593	17,969,848

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONCORD COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Six Months Ended

	June 30,	June 30,
	2003	2002

Cash Flows from Operating Activities:
Net income	$2,034	$884
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,618	3,001
Stock-based compensation	34	60
Changes in current assets and liabilities:
Accounts receivable	(1,159)	469
Prepaid expenses and other current assets	741	42
Accounts payable	(1,308)	(382)
Accrued expenses	715	(1,020)
Deferred revenue	4,402	2,277

Net cash provided by operating activities	8,077	5,331

Cash Flows from Investing Activities:
Purchases of equipment and improvements	(1,830)	(1,827)
Change in other assets	(105)	(42)
Investments in marketable securities	(15,988)	(2,592)
Proceeds from sales of marketable securities	10,688	2,290
Deposit of restricted cash	—	(1,014)
Release of restricted cash	300	—

Net cash used in investing activities	(6,935)	(3,185)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock	1,270	1,683

Net cash provided by financing activities	1,270	1,683

Net increase in cash and cash equivalents	2,412	3,829
Cash and cash equivalents, beginning of period	10,362	9,011

Cash and cash equivalents, end of period	$12,774	$12,840

Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$247	$130
Supplemental Disclosure of Noncash Financing and Investing Transactions:
Reversal of deferred compensation related to forfeitures of stock options	$—	$(65)
Unrealized loss on available-for-sale securities	$(181)	$(8)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONCORD COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
FORM 10-Q, June 30, 2003

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)  Basis of Presentation

     The accompanying unaudited consolidated financial statements have been presented by Concord Communications, Inc. (the “Company” or “Concord”) in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Regulation S-X pertaining to interim financial statements. Accordingly, these interim financial statements do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These financial statements reflect all adjustments and accruals of a normal recurring nature, which management considers necessary for a fair presentation of the Company’s financial position as of June 30, 2003 and December 31, 2002, and the Company’s results of operations for the three and six months ended June 30, 2003 and 2002. The results for the interim periods presented are not necessarily indicative of results to be expected for any future period. The financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s 2002 Annual Report on Form 10-K filed with the Securities and Exchange Commission in March 2003.

(b)  Financial Instruments, Concentration of Credit Risk and Significant Customers

     The Company has estimated the fair value of financial instruments using available market information and appropriate valuation methodologies. The carrying values of cash, cash equivalents, restricted cash, marketable securities, accounts receivable, accounts payable and accrued expenses approximate fair market value due to the short-term nature of these financial instruments. Financial instruments that potentially subject the Company to concentrations of credit risk are principally cash, cash equivalents, restricted cash, marketable securities and accounts receivable. The Company has no significant off-balance-sheet or concentration of credit risk exposure such as foreign exchange contracts or option contracts. The Company maintains its cash, cash equivalents, restricted cash and marketable securities with established financial institutions. Concentration of credit risk with respect to accounts receivable is limited to certain customers to whom the Company makes substantial sales. To reduce its credit risk, the Company routinely assesses the financial strength of its customers. The Company maintains an allowance for potential credit losses but historically has not experienced any significant losses related to individual customers or groups of customers in any particular industry or geographic area. No individual customer or reseller accounted for more than 10% of revenues for the three and six months ended June 30, 2003 or June 30, 2002. No one customer accounted for more than 10% of the Company’s accounts receivable at June 30, 2003. One customer, a reseller in Europe, accounted for 11.0% of the Company’s accounts receivable at December 31, 2002. As of June 30, 2003, this customer represented approximately 1.0% of accounts receivable.

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

     At June 30, 2003, the Company had one forward contract outstanding, which is presented in the table below. The notional exchange rate is quoted using market conventions where the currency is expressed in currency units per U.S. dollar.

					Fair Market
		Maturity	Notional	Notional	Value as of
Currency	Position	Date	Amount	Exchange Rate	June 30, 2003

Euro	Sell	8/29/03	$108,000	1.1474	$123,000

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

	Three Months Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2003	2002	2003	2002

	(In thousands, except per share data)
Net income:
As reported	$1,197	$395	$2,034	$884
Add:
Stock-based employee compensation expense included in reported net income, net of related taxes	14	27	34	60
Less:
Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(1,541)	(2,303)	(3,202)	(4,758)

Pro forma net loss	$(330)	$(1,881)	$(1,134)	$(3,814)

Basic net income (loss) per share:
As reported	$0.07	$0.02	$0.12	$0.05
Pro forma	$(0.02)	$(0.11)	$(0.07)	$(0.22)
Diluted net income (loss) per share:
As reported	$0.07	$0.02	$0.11	$0.05
Pro forma	$(0.02)	$(0.11)	$(0.07)	$(0.22)

2.     INDEMNIFICATIONS

     As permitted under Massachusetts law, the Company has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was serving, at the Company’s request in such capacity. The term of the indemnification period is for the officer or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a Director and Officer insurance policy pursuant to which the company may recover all or a portion of amounts it pays to Directors or Officers under their indemnification agreements. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal.

     The Company warrants that its software products will perform in all material respects in accordance with its standard published specifications in effect at the time of delivery of the licensed products to the customer for a period of 90 days. Additionally, the Company warrants that its maintenance services will be performed consistent with its maintenance policy in effect at the time those services are delivered. The Company believes its maintenance policy is consistent with generally accepted industry standards. If necessary, the Company would provide for the estimated cost of product and service warranties based on specific warranty claims and claim history, however, the Company has never incurred significant expense under product or services warranties. As a result, the Company believes the estimated liability of these warranties is minimal.

     The Company enters into standard indemnification agreements in the ordinary course of its business. Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally its business partners or customers, in connection with any patent, copyright, trademark, trade secret or other intellectual property infringement claim by any third party with respect to our products. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is often capped at a dollar figure. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal.

     When, as part of an acquisition, Concord acquires all of the stock or all or a portion of the assets and/or liabilities of a company, it may assume liability for certain events or occurrences that took place prior to the date of acquisition. The maximum potential amount of future payments it could be required to make for such obligations is undeterminable at this time. Concord has no liabilities recorded for these liabilities as of June 30, 2003.

3.     NET INCOME PER SHARE

     The Company computes earnings per share following the provisions of SFAS No. 128, Earnings per Share. Basic net income per share is computed using the weighted-average number of common shares outstanding for a period. Diluted net income per share is computed using the weighted-average number of common and dilutive potential common shares outstanding for the period. For the three and six months ended June 30, 2003 and 2002, dilutive potential common shares consisted of outstanding stock options. The dilutive effect of outstanding stock options is computed using the treasury stock method.

     Calculations of the basic and diluted net income per common share and potential common share are as follows:

	Three Months Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2003	2002	2003	2002

	(in thousands except share and per share data)
Basic:
Net income applicable to common stockholders	$1,197	$395	$2,034	$884

Weighted average common shares outstanding	17,372,070	17,017,410	17,313,416	16,974,305

Net income per common share	$0.07	$0.02	$0.12	$0.05

Diluted:
Net income applicable to common stockholders	$1,197	$395	$2,034	$884

Weighted average common shares outstanding	17,372,070	17,017,410	17,313,416	16,974,305
Potential common shares pursuant to stock options	650,111	843,617	454,177	995,543

Diluted weighted average shares	18,022,181	17,861,027	17,767,593	17,969,848

Diluted net income per common share	$0.07	$0.02	$0.11	$0.05

     Diluted weighted average shares outstanding does not include 2,395,746, 2,455,829, 2,131,725 and 2,017,582 potential common shares for the three and six months ended June 30, 2003 and 2002, respectively, as their effect would have been antidilutive.

4.     COMPREHENSIVE INCOME

     Comprehensive income is defined as the change in net assets of the Company during a period from transactions generated from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. Comprehensive income for the three and six months ended June 30, 2003 and 2002 is as follows:

	Three Months Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2003	2002	2003	2002

	(in thousands)		(in thousands)
Net income available to common stockholders	$1,197	$395	$2,034	$884
Unrealized (loss) gain on marketable securities	(68)	590	(180)	(8)

Comprehensive income	$1,129	$985	$1,854	$876

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

     The following table presents the approximate revenues by major geographical regions:

	Three Months Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2003	2002	2003	2002

	(in thousands)		(in thousands)
United States	$14,445	$14,660	$26,419	$29,356
United Kingdom	2,152	1,074	6,147	3,283
Europe (excluding United Kingdom)	5,297	4,430	9,914	7,616
Rest of the World	3,721	2,787	7,252	6,934

Total	$25,615	$22,951	$49,732	$47,189

     For the three months ended June 30, 2003, no one country, except the United States, accounted for greater than 10% of total revenues. For the six months ended June 30, 2003, no one country, except the United States and the United Kingdom, accounted for greater than 10% of total revenues. For the three and six months ended June 30, 2002, no one country, except the United States, accounted for greater than 10% of total revenues. Substantially all of the Company’s assets are located in the United States.

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

     The following table presents the approximate revenues by reportable segment:

	Three Months Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2003	2002	2003	2002

	(in thousands)		(in thousands)
MSP/TC	$16,982	$7,870	$32,965	$17,791
Enterprise	8,633	15,081	16,767	29,398

Total	$25,615	$22,951	$49,732	$47,189

6.     RECENT ACCOUNTING PRONOUNCEMENTS

     In April 2003, the Financial Accounting Standards Board (FASB) released Statement of Financial Accounting Standards (SFAS) No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative, amends the definition of an underlying contract, and clarifies when a derivative contains a financing component in order to increase the comparability of accounting practices under SFAS No. 133. The statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 is not expected to have a material impact on the Company’s consolidated financial statements.

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. The Statement is effective for financial instruments entered into or modified after May 31, 2003. The Company adopted this standard on June 1, 2003. Its adoption did not have any impact on the financial statements.

7.     SUBSEQUENT EVENTS

     On July 11, 2003, Concord entered into a license agreement with Tavve Software Company (“Tavve”) whereby Concord licensed components of Tavve’s technology. Concord has licensed Tavve’s root cause analysis and discovery of layer 2 and 3 network topology to build upon Concord’s current position in optimizing application availability and performance across networks and systems. The value of the transaction estimated at $1.2 million will be accounted for as in-process-research-and-development as the integrated product has not reached technological feasibility and has no alternative future use.

     On July 17, 2003, the Company acquired privately-held netViz Corporation. netViz’s software enables users to visualize business processes and allows them to map relationships within the supporting technology infrastructure through data-driven icons. The acquisition was valued at $10 million and paid in a combination of $5 million cash and $5 million in shares of the Company’s common stock. The acquisition will be completed in the third quarter of 2003 and will be accounted for under the purchase method of accounting.

CONCORD COMMUNICATIONS, INC.
FORM 10-Q, June 30, 2003

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

OVERVIEW

     Concord develops, markets and supports an application availability and performance software solution, over networks and systems, its eHealth® Suite family of products. Concord’s solutions ensure the high availability of the information technology (“IT”) infrastructure by providing an end-to-end view across the components of this infrastructure: the network, the systems and the applications.

     This document contains forward-looking statements. Any statements contained in this document that do not describe historical facts are forward-looking statements. Concord makes such forward-looking statements under the provisions of the “safe harbor” section of the Private Securities Litigation Reform Act of 1995. In particular, statements contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are not historical facts (including, but not limited to, statements concerning: the plans and objectives of management; decreases as a percentage of revenues in, research and development, and general and administrative expenses; customization of products and services for international markets; changes in contribution of reportable segments to total revenues; changes in gross profit; expectations regarding increased competition and Concord’s ability to compete successfully; sustenance of revenue growth both domestically and internationally; the size, scope and description of Concord’s target customer market; future product development, including but not limited to anticipated expense levels to fund product development, acquisitions and the integration of acquired companies; and our expected liquidity and capital resources) constitute forward-looking statements. Forward-looking statements contained herein are based on current expectations, but are subject to a number of risks and uncertainties. Concord’s actual future results may differ significantly from those stated in any forward-looking statements. Factors that may cause such differences include, but are not limited to, the factors discussed below.

     The forward-looking statements contained herein are based on current expectations but are subject to a number of risks and uncertainties. The factors that could cause actual results to differ materially from current expectations include the following: risks of intellectual property rights and litigation, risks in technology development and commercialization, risks in product development and market acceptance of and demand for the Company’s products, risks of downturns in economic conditions generally, and in the software, networking and telecommunications industries specifically, risks associated with competition and competitive pricing pressures, risks associated with international sales, risks associated with a limited family of products and other risks detailed in this Form 10-Q under the heading “Factors that Could Affect Future Results” and elsewhere in the Company’s filings with the Securities and Exchange Commission.

SUBSEQUENT EVENTS

     On July 11, 2003, Concord entered into a license agreement with Tavve Software Company (“Tavve”) whereby Concord licensed components of Tavve’s technology. Concord has licensed Tavve’s root cause analysis and discovery of layer 2 and 3 network topology to build upon Concord’s current position in optimizing application availability and performance across networks and systems. The value of the transaction estimated at $1.2 million will be accounted for as in-process-research-and-development as the integrated product has not reached technological feasibility and has no alternative future use.

     On July 17, 2003, the Company acquired privately-held netViz Corporation. netViz’s software enables users to visualize business processes and allows them to map relationships within the supporting technology infrastructure through data-driven icons. The acquisition was valued at $10 million and paid in a combination of $5 million cash and $5 million in shares of the Company’s common stock. This will be accounted for under the purchase method of accounting.

CRITICAL ACCOUNTING POLICIES, SIGNIFICANT ESTIMATES AND JUDGMENTS

     The accompanying discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”). The preparation of consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We base our estimates and judgments on historical experience and on various other assumptions that we believe are reasonable under the circumstances. However, future events are subject to change and the best estimates and judgments routinely require adjustment. US GAAP requires us to make estimates and judgments in several areas. See our note to condensed consolidated financial statements (unaudited) attached hereto and our audited consolidated financial statements and notes thereto which contain accounting policies and other disclosures required by generally accepted accounting principles included in the Company’s 2002 Annual Report on Form 10-K filed with the Securities and Exchange Commission in March 2003.

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

     For all sales, in the absence of a signed license agreement, we use either a purchase order or purchase order equivalent as evidence of an arrangement. If a signed license agreement is obtained, we use either the license agreement or the license agreement and a purchase order as evidence of an arrangement. Sales to resellers are usually evidenced by a master agreement governing the relationship together with purchase orders on a transaction-

by-transaction basis. Sales to OEM’s are usually evidenced by a master agreement governing the relationship together with a shipping report on a transaction-by-transaction basis.

     Delivery generally occurs when product is delivered to a common carrier and the delivery terms are FOB Concord. In the case of arrangements with resellers or OEMs, revenue is recognized upon delivery to the reseller or OEM. Most of these arrangements involve a sell-through by the reseller or OEM to an end user. For a reseller, evidence usually comes in the form of a purchase order identifying the end-user while for an OEM, evidence of sell-through usually comes in the form of a shipping report, which usually identifies the “ship to” location.

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

     For arrangements with multiple obligations (for example, undelivered maintenance and support or undelivered specified software upgrades), we allocate revenue to each component of the arrangement using the residual value method based on the fair value of the undelivered elements. This means that we defer revenue from the fee arrangement equivalent to the fair value of the undelivered elements. We determine fair values for ongoing maintenance and support obligations using our internal pricing policies for maintenance and by referencing the prices at which we have sold separate maintenance contract renewals to our customers. We determine fair value of services, such as training or consulting, by referencing the prices at which we have separately sold comparable services to our customers. For specified undelivered software upgrades, we recognize revenue upon shipment of these upgrades.

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

     Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have recorded a valuation allowance as of June 30, 2003, due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily consisting of the utilization of certain net operating loss carryforwards from prior years. We are unsure whether we will have sufficient future taxable income to allow us to use these net operating losses and tax credit carryforwords before they expire. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to establish an additional valuation allowance. Establishing new or additional valuation allowances could materially adversely impact our financial position and results of operations.

Pro Forma Financial Results

     We prepare and release quarterly unaudited financial statements prepared in accordance with generally accepted accounting principles (“GAAP”). We also disclose and discuss certain pro forma financial information, used to evaluate our performance, in related earnings releases and investor conference calls. We believe that current shareholders and potential investors in our company use multiples of pro-forma earnings per share (“EPS”) in making investment decisions about our company. We use pro-forma EPS to evaluate the results of our ongoing operations. Pro-forma EPS is calculated by dividing pro-forma net income by the diluted number of shares. Pro-forma net income excludes certain non-cash and special charges, consisting primarily of non-cash compensation charges and transaction costs associated with acquisitions. This proforma calculation also substitutes current period GAAP tax provisions with a “pro forma” tax rate. We have significant deferred tax assets and have not recorded a significant federal tax provision. The tax provision relates mostly to state and foreign taxes. This measure, and other pro-forma information, should not be considered an alternative to measurements required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) such as net income and net cash provided by operations and should not be considered a measurement of our liquidity. In addition, our non-GAAP measures may not be comparable to similar measures reported by other companies.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain financial data as percentages of the Company’s total revenues:

	Three Months Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2003	2002	2003	2002

Revenues:
License revenues	51.4%	53.4%	52.4%	55.8%
Service revenues	48.6	46.6	47.6	44.2

Total revenues	100.0	100.0	100.0	100.0

Cost of Revenues:
Cost of license revenues	2.7	1.7	2.6	2.0
Cost of service revenues	15.8	16.2	16.3	16.0

Total cost of revenues	18.5	17.9	18.8	18.0

Gross profit	81.5	82.1	81.2	82.0

Operating Expenses:
Research and development (excluding stock-based compensation)	21.2	23.7	21.8	23.7
Sales and marketing	49.1	51.8	48.1	50.9
General and administrative	8.0	7.7	8.7	8.1
Stock-based compensation	0.1	0.1	0.1	0.1

Total operating expenses	78.4	83.4	78.7	82.9

Operating income (loss)	3.2	(1.3)	2.5	(0.9)
Other Income (Expense):
Interest income	2.8	3.5	2.9	3.3
Other expense	(0.6)	(0.1)	(0.7)	(0.1)

Total other income, net	2.2	3.4	2.1	3.3

Income before income taxes	5.4	2.1	4.6	2.4
Provision for income taxes	0.7	0.4	0.5	0.5

Net income	4.7%	1.7%	4.1%	1.9%

Total Revenues

     Concord’s total revenues are generated from license revenue and service revenue. License revenues are derived from the licensing of software products. Service revenues consist of fees for maintenance, training and professional services

	Three Months Ended			Six Months Ended

	June 30,		June 30,	June 30,		June 30,
(Dollars in thousands)	2003	Percent Change	2002	2003	Percent Change	2002

License revenues	$13,154	7.3%	$12,258	$26,063	-1.0%	$26,319
Service revenues	12,461	16.5%	10,693	23,669	13.4%	20,870

Total revenues	$25,615	11.6%	$22,951	$49,732	5.4%	$47,189

Percent of Total Revenues
License revenues	51.4%		53.4%	52.4%		55.8%
Service revenues	48.6%		46.6%	47.6%		44.2%

     The increase in total revenues for the three and six months ended June 30, 2003 as compared to the three and six months ended June 30, 2002 was mostly due to an increase of service revenues. The increase in service revenues for the three and six months ended June 30, 2003 as compared to the three and six months ended June 30, 2002 was mainly due to higher demand for professional and educational services and a significant increase in maintenance revenues which are generated from new and renewed maintenance contracts.

License Revenues

     Concord’s license revenues are derived from the licensing of software products. The increase in license revenues for the three months ended June 30, 2003 as compared to the corresponding prior year period was mostly due to increased sales to European service providers. License revenues remained relatively constant for the first six months of fiscal 2003 as compared to the corresponding prior year period as lower sales in the United States were offset by higher international license revenues. License revenues are dependent on our ability to sell to new customers as well as to our installed base. License revenues can also be dependent on the number of transactions over $100,000 that we are able to close during the period.

	Three Months Ended			Six Months Ended

	June 30,		June 30,	June 30,		June 30,
	2003	Percent Change	2002	2003	Percent Change	2002

New Customers	38	-47.9%	73	81	-42.6%	141
Transactions greater than $100K	36	-7.7%	39	72	-16.3%	86
Percent of Total Revenues
New Customers	19%		23%	21%		25%

     The reduction in License revenues from new customers and transactions greater than $100,000 was due, primarily, to the economic slowdown. The decrease in license revenues as a percent of total revenues was primarily the result of a significant increase in service revenues, consisting mainly of maintenance revenues. There were no material price increases for products during the three months and six months ended June 30, 2003 or 2002. Inflation did not have a significant impact on our revenues or income during the three and six months ended June 30, 2003 or 2002.

Service Revenues

     Concord’s service revenues consist of fees for maintenance, training and professional services. The increase in service revenues for the three and six months ended June 30, 2003 as compared to the three and six months ended June 30, 2002 was mainly due to higher demand for professional and educational services and a significant increase in maintenance revenues which are generated from new and renewed maintenance contracts. Maintenance revenues represent fees earned by granting our customers rights to technical support, software product upgrades and maintenance patches during the support period, which is usually one year. The majority of our license customers purchase maintenance upon the initial licensing of our software. In addition, the majority of these customers renew their maintenance agreements annually. An increase in the number of the Company’s customers and the resulting demand for these services further helped drive the increase in service revenues for the three and six months ended June 30, 2003.

International Revenues

     Concord has twelve international subsidiaries and one international branch office. Concord has customers in 63 countries.

	Three Months Ended			Six Months Ended

	June 30,		June 30,	June 30,		June 30,
(Dollars in thousands)	2003	Percent Change	2002	2003	Percent Change	2002

International Revenues
United Kingdom	$2,152	100.4%	$1,074	$6,147	87.2%	$3,283
Europe (excluding United Kingdom)	5,297	19.6%	4,430	9,914	30.2%	7,616
Rest of the World	3,721	33.5%	2,787	7,253	4.6%	6,934

Total International Revenues	$11,170	34.7%	$8,291	$23,314	30.7%	$17,833

Percent of Revenues
Domestic	56.4%		63.9%	53.1%		62.2%
Europe (Including United Kingdom)	29.1%		24.0%	32.3%		23.1%
Rest of the World	14.5%		12.1%	14.6%		14.7%

     The increase in international revenues for the three and six months ended June 30, 2003 as compared to the corresponding prior year periods was driven primarily by strong demand by European managed service providers. We expect revenue from international customers will be 40% to 50% of total revenues; however, there can be no assurance that we will be successful in meeting this target. We believe that continued growth and profitability will require further expansion of our sales, marketing and customer service functions in international markets. We expect to commit additional time and development resources to customizing our products and services for selected international markets.

Segment Revenues

     Concord’s reportable segments are determined by customer type: managed service providers/telecommunications carriers (“MSP/TC”) and enterprise.

	Three Months Ended			Six Months Ended

	June 30,		June 30,	June 30,		June 30,
(Dollars in thousands)	2003	Percent Change	2002	2003	Percent Change	2002

Segment Revenues
MSP/TC	$16,982	115.8%	$7,870	$32,965	85.3%	$17,791
Enterprise	8,633	-42.8%	15,081	16,767	-43.0%	29,398

Total Revenues	$25,615	11.6%	$22,951	$49,732	5.4%	$47,189

Percent of Revenues
MSP/TC	66.3%		34.3%	66.3%		37.7%
Enterprise	33.7%		65.7%	33.7%		62.3%

     The increase of MSP/TC revenue for the three and six months ended June 30, 2003 as compared to the corresponding prior year periods was driven primarily by strong demand by European managed service providers. We expect that MSP/TC revenue will be 40% to 50% of total revenues; however, there can be no assurance that we will be successful in meeting this target.

Cost of Revenues

     Cost of revenues includes cost of license revenues and cost of service revenues. Cost of license revenues includes expenses associated with royalty fees, production, fulfillment and product documentation. Royalty costs are composed of third party software costs. Cost of service revenues includes the personnel costs associated with providing customer support in connection with maintenance, training and professional service contracts.

	Three Months Ended			Six Months Ended

	June 30,		June 30,	June 30,		June 30,
(Dollars in thousands)	2003	Percent Change	2002	2003	Percent Change	2002

Cost of license revenues	$683	73.4%	$394	$1,272	32.4%	$961
Cost of service revenues	4,045	8.7%	3,721	8,087	7.3%	7,540

Total cost of revenues	$4,728	14.9%	$4,115	$9,359	10.1%	$8,501

Percent of Total Revenues
Cost of license revenues	2.7%		1.7%	2.6%		2.0%
Cost of service revenues	15.8%		16.2%	16.3%		16.0%

     The increase in total cost of revenues for the period ended June 30, 2003 compared to the three and six months ended June 30, 2002 is driven by higher royalty costs and the costs associated with the opening, in the first quarter of 2003, of a technical support call center in Australia which is servicing our customers in the Asia-Pacific region.

Gross Profit

     Total gross profit includes gross profit from license revenues and gross profit from service revenues.

	Three Months Ended			Six Months Ended

	June 30,		June 30,	June 30,		June 30,
(Dollars in thousands)	2003	Percent Change	2002	2003	Percent Change	2002

Gross Profit	$20,887	10.9%	$18,836	$40,373	4.4%	$38,688
Percent of Revenues
Gross Profit	81.5%		82.1%	81.2%		82.0%

     The increase in total gross profit, in dollars, for the three and six months ended June 30, 2003 as compared to the corresponding prior year periods is due to an increase in total revenues. The decrease in gross profit percentage for the three months ended June 30, 2003 compared to the three months ended June 30, 2002 was mainly attributable to an increase in royalties costs. The decrease in gross profit percentage for the six months ended June 30, 2003 compared to the six months ended June 30, 2002 was mainly attributable to an increase in royalties costs and the costs associated with the opening, in the first quarter of 2003, of a technical support call center in Australia which is servicing our customers in the Asia-Pacific region. We expect to increase our gross profit in absolute dollars; however, this will depend upon our revenue growth, among other factors. Accordingly, there can be no assurance that we will be successful in increasing our gross profit on an absolute dollars basis of total revenues.

Research and Development Expenses

     Research and development expenses consist primarily of personnel costs associated with software development.

	Three Months Ended			Six Months Ended

	June 30,		June 30,	June 30,		June 30,
(Dollars in thousands)	2003	Percent Change	2002	2003	Percent Change	2002

Research and Development	$5,423	-0.4%	$5,445	$10,850	-3.0%	$11,187
Percent of Total Revenues:
Research and Development	21.2%		23.7%	21.8%		23.7%

     Research and development expenses remained constant for the three months ended June 30, 2003 compared to the same period in the prior year due to cost control measures. The same expenses decreased for the six months ended June 30, 2003 compared to the six months ended June 30, 2002 due to lower consulting costs. We intend to decrease our research and development expenses as a percentage of total revenues. Our ability to decrease these expenses as a percentage of total revenues will depend upon our revenue growth, among other factors. Accordingly, there can be no assurance that we will be successful in decreasing our research and development expenses as a percentage of total revenues.

     Sales and Marketing Expenses

     Sales and marketing expenses consist primarily of salaries, commissions to sales personnel and agents, travel, tradeshow participation, public relations, advertising and other promotional expenses.

	Three Months Ended			Six Months Ended

	June 30,		June 30,	June 30,		June 30,
Dollars in thousands	2003	Percent Change	2002	2003	Percent Change	2002

Sales and Marketing	$12,579	5.8%	$11,890	$23,944	-0.3%	$24,025
Percent of Total Revenue
Sales and Marketing	49.1%		51.8%	48.1%		50.9%

     The sales and marketing expenses increased for the three months ended June 30, 2003 compared to the same period in the prior year due to increased employee related costs in our foreign operations. This increase in costs was driven by a weaker United States dollar relative to other local currencies. Sales and marketing expenses remained relatively constant for the six months ended June 30, 2003 compared to the same period in the prior year as increased sales expenses were offset by lower marketing program expenses. We expect to decrease these expenses as a percentage of total revenues, however, this will ultimately depend upon our revenue growth, among other factors. Accordingly, there can be no assurance that we will be successful in decreasing our sales and marketing expenses as a percentage of total revenues.

     General and Administrative Expenses

General and administrative expenses consist primarily of salaries for financial, accounting, legal, investor relations, human resources, administrative and management personnel.

	Three Months Ended			Six Months Ended

	June 30,		June 30,	June 30,		June 30,
Dollars in thousands	2003	Percent Change	2002	2003	Percent Change	2002

General and Administrative	$2,060	16.3%	$1,772	$4,305	12.5%	$3,826
Percent of Total Revenue
General and Administrative	8.0%		7.7%	8.7%		8.1%

     General and administrative expenses increased for the three and six months ended June 30, 2003 as compared to the corresponding prior year periods due, in part, to higher salaries and incentive related expenses, higher legal and auditing fees, which was offset, in part, by lower bad debt expenses. We expect to decrease these expenses as a percentage of total revenues, however, this will ultimately depend upon our revenue growth, among other factors. Accordingly, there can be no assurance that we will be successful in decreasing our expenses as a percentage of total revenues.

     Stock-Based Compensation

     Stock-based compensation relates to the issuance of stock options with exercise prices below the deemed fair value of the Company’s common stock at the date of grant. Deferred stock-based compensation resulted solely from the issuance of stock options to employees of FirstSense Software, Inc. (“FirstSense”) in connection with the Company’s acquisition of FirstSense on February 4, 2000 and is amortized through charges to operations over the vesting period of the options, which is generally four years. Stock-based compensation was $14,000 and $27,000 for the three months ended June 30, 2003 and 2002, respectively. Stock based compensation for the six months ended June 30, 2003 and 2002 was $34,000 and $60,000 respectively. For the three and six months ended June 30, 2003, the Company did not record any forfeiture-related reversals of deferred stock based compensation. For the three and six months ended June 30, 2002, the Company recorded reversals of deferred stock based compensation resulting from forfeiture of unvested employee stock options of $30,000 and $65,000 respectively.

     Other Income

     Other income consists of interest earned on funds available for investment, net of foreign currency exchange gains and losses, and miscellaneous foreign taxes.

	Three Months Ended			Six Months Ended

	June 30,		June 30,	June 30,		June 30,
Dollars in thousands	2003	Percent Change	2002	2003	Percent Change	2002

Interest income	$709	-11.6%	$802	$1,426	-9.7%	$1,579
Other	(146)	-812.5%	(16)	(370)	-722.2%	(45)

Total other income, net	$563	-28.4%	$786	$1,056	-31.2%	$1,534

Percent of Total Revenues
Other Income	2.2%		3.4%	2.1%		3.3%

     The decrease in other income for the three and six months ended June 30, 2003 as compared to the three and six months ended June 30, 2002 was primarily attributable to lower yield on our investment portfolio, which is due to lower interest rates and larger foreign currency transaction and translation losses attributable to a weaker United States dollar relative to other local currencies.

     Provision for Income Taxes

     The Company recorded an income tax provision of $177,000 and $93,000 for the three months ended June 30, 2003 and 2002, respectively, and $262,000 and $240,000 for the six months ended June 30, 2003 and 2002. The income tax provisions for the three and six months ended June 30, 2003 and 2002 are mainly related to foreign taxes.

LIQUIDITY AND CAPITAL RESOURCES

(Dollars in thousands)	June 30, 2003	Change	Dec 31, 2002

Working Capital	$60,815	6.7%	$56,975
Cash, cash equivalents and short-term investments (excluding restricted cash)	$80,362	10.3%	$72,831

	Six Months Ended June 30,

(Dollars in thousands)	2003	Change	2002

Cash provided by operating activities	$8,077	51.5%	$5,331
Cash used for investing activities	$(6,934)	117.7%	$(3,185)
Cash provided by financing activities	$1,269	-24.6%	$1,683

     Working capital

     The increase in working capital was primarily attributable to an increase in cash, cash equivalents and marketable securities due to income from continuing operations during the first half of 2003.

     Cash, cash equivalents and short-term investments (net of restricted cash)

     Cash, cash equivalents and short-term investments consist of highly liquid investments in time deposits held at major banks, commercial paper, United States government agency discount notes, money market mutual funds and other money market securities with original maturities of 90 days or less.

     Cash provided by operating activities

     Net cash provided by operating activities was $8.1 million for the six months ended June 30, 2003 and $5.3 million for the six months ended June 30, 2002. Accounts receivable increased $1.2 million primarily due to revenue growth. Our quarterly days sales outstanding (DSO) decreased to 65 days at June 30, 2003 compared to 66 days at December 31, 2002. DSO measures both the age, in terms of days, of our accounts receivable and the average time it takes to turn the receivable into cash. There are a number of factors affecting DSO, including our payment terms and collection ability. Deferred revenue increased $4.4 million for the six months ended June 30, 2003 mainly due to an increase in new and renewed maintenance contracts.

     Cash used for investing activities

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

     Cash provided by financing activities

     Financing activities consisted primarily of the issuance of common stock from the exercise of stock options during the six months ended June 30, 2003 and 2002.

     As of June 30, 2003, the Company has future payments under facility and certain equipment lease agreements expiring through August 2008 of $3.7 million, $6.7 million and $1.4 million in one year, two to three years, and thereafter, respectively.

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

     As required by SFAS No. 109, management of the Company has evaluated the positive and negative evidence bearing upon the realizability of the Company’s deferred tax assets. The Company has significantly reserved for its deferred tax assets by recording a valuation allowance. The resulting net deferred tax asset of $3.5 million is based on the Company’s estimate of future taxable income it expects to generate; all other tax assets have been fully reserved. The factors that weighed most heavily on management’s decision to record this amount of a valuation allowance were the Company’s history of prior profitability, current profitability, current economic conditions and forecasted profitability over the next several years. In addition, the Company is subject to rapid technological change, competition from substantially larger competitors, a limited family of products and other related risks, as more thoroughly described in the “Factors That Could Affect Future Results” section of the Company’s Form 10-Q for the quarterly period ended June 30, 2003. As a result, the Company found the evidence described above to be the most reliable objective evidence available in determining that a valuation allowance against its tax assets would be necessary. Significant management judgment is required in determining the valuation allowance recorded against the net deferred tax assets. Management is unsure whether the Company will have sufficient future taxable income to allow it to use all net operating losses and tax credit carryforwards before they expire. The valuation allowance is based on management’s estimates of taxable income by jurisdiction in which the Company operates and the period over which the deferred tax assets will be recoverable. In the event that actual results differ from these estimates or the Company adjusts these estimates in future periods, the Company may need to establish an additional valuation allowance. Establishing new or additional valuation allowances could materially adversely impact the Company’s financial position and results of operations.

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

     As of June 30, 2003, Concord’s principal sources of liquidity included cash, cash equivalents and marketable securities. The Company believes that its current cash, cash equivalents, marketable securities and cash provided by future operations will be sufficient to meet its working capital and anticipated capital expenditure requirements for at least the next 12 months. Although operating activities may provide cash in certain periods, to the extent Concord experiences growth in the future, its operating and investing activities may require additional cash. Consequently, any such future growth may require Concord to obtain additional equity or debt financing.

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

     Prior to 2001, we marketed and sold our products primarily in the performance management market. In 2001, our product functionality was expanded to include both fault and performance management features to penetrate the fault management market. While sales of our fault and application products were approximately 20% of our license revenues for the fiscal quarter ended June 30, 2003, we still have a limited operating history in this expanded market upon which we can evaluate our business. The integrated fault and performance market is highly competitive and rapidly evolving. Additionally, many of our competitors in this new market have a longer operating history and greater resources. Our limited operating history and an uncertain economic climate due to worldwide economic conditions make the prediction of future results of operations difficult or impossible. Our prospects must be considered in light of the risks, costs, and difficulties frequently encountered by emerging companies operating in the highly competitive software industry.

     Failure to successfully integrate acquired companies may adversely impact our business.

In July 2003, we completed the acquisition of netViz Corporation, a developer of software that enables customers to visualize business processes and allows them to map relationships within the supporting technology infrastructure through data-driven icons. The acquisition of netViz Corporation provides us the opportunity to integrate the netViz products with our existing products and to manage the continued marketing and selling of the netViz products as a distinct product set. Additionally, we must integrate the netViz personnel, manage operations with a workforce located in multiple locations, and retain netViz customers. Our efforts to integrate netViz may not be successful. This would adversely impact our business. This acquisition may adversely impact our business through:

•	failure to successfully integrate the acquired products;

•	failure to successfully integrate personnel and management structures;

•	failure to retain key customers;

•	loss of key employees;

•	failure to effectively control costs associated with the integration;

•	failure to meet expected timelines for product development and commercialization; and

•	exposure to liabilities of the acquired company that were not known or accurately evaluated by us prior to consummating the acquisition.

Even if the acquisition is successfully integrated, we may not fully realize all of the expected benefits of the acquisition, including the expected financial results or the expected benefits to our product line.

     We cannot ensure that our revenues will grow or that we will continue to be profitable.

     We have expended considerable resources to the research and development of new technologies and new or improved product features that have enabled us to penetrate new markets both in the United States and internationally. This investment in product development allowed the company to achieve revenue growth and profitability for the fiscal quarter ended June 30, 2003. Despite our results in the second fiscal quarter of 2003, we cannot ensure that we can generate revenue growth on a quarterly or annual basis, or that we can achieve or sustain any revenue growth in the future.

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

     Our quarterly operating results may fluctuate.

     We are likely to experience significant fluctuations in our quarterly operating results caused by many factors, including, but not limited to:

•	changes in the demand for our products by customers or groups of customers;

•	the timing, composition, and size of orders from our customers, including the tendency for significant bookings to occur in the final two weeks of each fiscal quarter;

•	our customers’ spending patterns and budgetary resources for our products;

•	geopolitical conditions in the world;

•	the success of our new customer generation activities;

•	introductions or enhancements of products, or delays in the introductions or enhancements of products, by us or our competitors;

•	changes in our pricing policies or those of our competitors;

•	changes in the distribution channels through which our products are sold;

•	our success in anticipating and effectively adapting to developing markets and rapidly changing technologies;

•	our success in attracting, retaining, and motivating qualified personnel;

•	the publication of opinions about us and our products, or our competitors and their products, by industry analysts or others;

•	changes in general economic conditions; and

•	changes in accounting rules, such as recording expenses for employee stock option grants.

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

     We derive and likely will continue to derive a significant portion of our revenues from the sales of our products to telecommunication carriers, service providers, and enterprise customers. These markets worldwide have suffered from a turbulent economy during 2002 and the first half of fiscal 2003. We have been negatively affected by the general weakness in capital spending within these markets. The volume of sales of our products and services to telecommunication carriers, service providers, and enterprise customers may increase slower than we expect or may decrease.

     The market for application performance management software is emerging.

     The market for our application performance management software is in an early stage of development. Management of the end user’s experience through optimizing the performance of computer applications is critical to our customers’ business profitability and is the core of the information technology infrastructure management. Targeting this market is central to the development and marketing of our products, but this market is emerging and highly competitive, and it is difficult to assess:

•	the size of the application performance management market;

•	the appropriate features and prices for products to address this market;

•	the optimal distribution strategy; and

•	the market that will develop and the impact of large competitors within the market.

     This market is very competitive and we are in direct competition with larger companies with substantially greater resources. These larger companies are able to devote considerable resources to the development of competitive products and the creation and maintenance of direct and indirect sales channels. The rapidly evolving application performance market and the continued presence of larger companies in this market may impact our ability to retain or increase our market share.

     The market for application availability and performance management software is emerging.

     The market for our application availability and performance solution is still in an early stage of development. Although the rapid expansion and increasing complexity of computer applications, systems, and networks in recent years have increased the demand for fault and performance management software products, the awareness of, and the demand for, an integrated fault and performance solution is a recent development; therefore, it is difficult to assess:

•	the size of this market;

•	the appropriate features and prices for products to address this market;

•	the optimal distribution strategy; and

•	the market that will develop and the impact of large competitors within the market.

     The development of this market and our growth will depend significantly upon the desire and success of telecommunication carriers, managed services providers, and enterprises to integrate availability and performance management into their applications, systems, and networks. Moreover, this market is very competitive and we are in direct competition with larger companies with substantially greater resources. These larger companies are able to devote considerable resources to the development of competitive products and the creation and maintenance of direct and increci sales channels. The presence of these larger companies in this market may impact our ability to retain or increase our market share.

     The market for our products is intensely competitive and rapidly evolving.

     The market for our products is intensely competitive and rapidly evolving. Our current and future competitors include:

• application performance software vendors;

• fault management software vendors;

• IT visualization software vendors;

• report toolset niche vendors;

• enterprise management software, framework and platform providers;

• software vendors providing service assurance for the wireless market;

• large, well established management framework companies that have developed network or application management platforms;

• developers of network element management solutions;

• probe vendors;

• telecommunications vendors;

• system agent vendors; and

• vendors that provide, as a service, some of the functionality of our products.

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

     We may need future capital funding.

     We plan to continue to expend substantial funds on the continued development, marketing, and sale of the eHealth® product family. While we have approximately $80.4 million in short term investments (cash, cash equivalents and marketable securities), excluding restricted cash totaling $539,000 as of June 30, 2003, we cannot ensure that our existing capital resources and any funds that may be generated from future operations together will be sufficient to finance our future operations or that other sources of funding will be available on terms acceptable to us, if at all. In addition, future sales of substantial amounts of our securities in the public market could adversely affect prevailing market prices and could impair our future ability to raise capital through the sale of our securities.

     We must introduce product enhancements and new products on a timely basis.

     Because of rapid technological change in the software industry, potential changes in the architecture of the IT infrastructure, changes in the fault and performance management software market, and changes in industry standards, the market acceptance of versions of our eHealth® Suite is difficult to estimate. We cannot ensure that:

•	we will successfully develop and market enhancements to our eHealth® Suite or successfully develop new products that respond to technological changes, evolving industry standards, or customer requirements;

•	we will not experience difficulties that could delay or prevent the successful development, introduction, and sale of enhancements or new products; or

•	enhancements or new products will adequately address the requirements of the marketplace and achieve market acceptance.

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

     Our common stock price could experience significant volatility.

     The market price of our common stock may be highly volatile and could be subject to wide fluctuations in response to:

•	variations in results of operations;

•	announcements of technological innovations or new products by us or our competitors;

•	changes in financial estimates by securities analysts;

•	announcements of results of operations by other companies;

•	announcements by government or other agencies regarding the economic health of the United States and the rest of the world;

•	announcements relating to financial improprieties by public companies; or

•	other events or factors.

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

     We have developed a number of these relationships and intend to continue to develop new “channel partner” relationships. We have focused on identifying and developing our key distribution partners worldwide to maximize the success of our indirect sales. As part of this process, we have decreased the total number of distributors selling our products, but increased the quality and focus of our most valuable distributors through improved training and development programs. Our success will depend in large part on our development of these more focused distribution relationships and on the performance and success of these third parties, particularly telecommunication carriers and other network service providers. We sell our products in the United States through both direct sales to customers and indirect sales to customers through our channel partners. Outside the United States, we sell our products primarily through indirect sales via our channel partners. Our international channel partners are located in Europe, the Middle East, Africa, Asia, and North and South America and are subject to local laws, regulations, and customs that may make it difficult to accurately assess the potential revenues that can be generated from a certain market. Our success depends upon our ability to attract and retain valuable channel partners and to accurately assess the size and vitality of the markets in which our products are sold. While we have implemented policies and procedures to achieve this, we cannot predict the extent to which we are able to attract and retain financially stable, motivated channel partners. Additionally, our channel partners may not be successful in marketing and selling our products. We may:

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

     We have experienced employee turnover in our sales and operations personnel; our products have become increasingly complex; and our product distribution channels are being developed and expanded. The rapid evolution of our markets and the increasing complexity of our products has placed, and is likely to continue to place, significant strains on our administrative, operational, and financial resources and increase demands on our internal systems, procedures, and controls that may impact our ability to grow our business.

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

     We have nine issued and twelve pending U.S. patents, and various foreign counterparts as of June 30, 2003. We cannot ensure that patents will issue from our pending applications or from any future applications or that, if issued, any claims allowed will be sufficiently broad to protect our technology. In addition, we cannot ensure that any patents that have been or may be issued will not be challenged, invalidated or circumvented, or that any rights granted by those patents would protect our proprietary rights. Failure of any patents to protect our technology may make it easier for our competitors to offer equivalent or superior technology.

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

     We have started shipping Oracle® software as the database on which the eHealth® Suite runs. While we believe the switch to Oracle will make our products even more robust and we are comfortable with the choice of Oracle as a database vendor, there is no guarantee that our customers will readily accept this change. As with any vendor, there also is no guarantee that Oracle will be able to continue to deliver to us an acceptable database solution, nor that the product Oracle delivers will continue to interface effectively in conjunction with our eHealth Suite of products.

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

     We do not enter into or hold derivatives for trading or speculative purposes, and we only enter into contracts with highly-rated financial institutions. At June 30, 2003, the Company had one forward contract outstanding, which is presented in the table below. The notional exchange rate is quoted using market conventions where the currency is expressed in currency units per U.S. dollar.

					Fair Market
		Maturity	Notional	Notional	Value as of
Currency	Position	Date	Amount	Exchange Rate	June 30, 2003

Euro	Sell	8/29/03	$108,000	1.1474	$123,000

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

ITEM 4. Controls and Procedures

     (a)  Evaluation of Disclosure Controls and Procedures.

     As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 15d-14(c). Based upon that evaluation, the Company’s President and Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in enabling the Company to record, process, summarize, and report information required to be included in the Company’s periodic SEC filings within the required time period.

     (b)  Changes in Internal Controls.

     There were no significant changes in the Company’s internal controls or to our knowledge, in other factors that could significantly affect our disclosure controls and procedures subsequent to the Evaluation Date (as defined in the Statement of Principal Executive Officer).

CONCORD COMMUNICATIONS, INC.
FORM 10-Q, June 30, 2003

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

     The Company is not a party to any litigation that it believes could have a material adverse effect on the business, results of operations or financial condition of the Company.

Item 2. Changes in Securities and Use of Proceeds

     (a)  Use of Proceeds

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

Item 3. Defaults Upon Senior Securities

Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the three months ended June 30, 2003.

Item 5. Other Information

Not Applicable

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

The exhibits listed in the accompanying Exhibit Index on page 38 and 39 are filed, furnished or incorporated by reference as part of this Report.

(b)	Reports on Form 8-K

Current Report on Form 8-K furnished to the Commission on April 15, 2003, furnished information under Item 9 of Form 8-K rather than Item 12 of Form 8-K pursuant SEC Release No. 33-8126.
Current Report on Form 8-K furnished to the Commission on April 17, 2003, furnished information under Item 9 of Form 8-K rather than Item 12 of Form 8-K pursuant SEC Release No. 33-8126.
Current Report on Form 8-K furnished to the Commission on July 15, 2003, furnished information under Item 9 of Form 8-K rather than Item 12 of Form 8-K pursuant SEC Release No. 33-8126.

CONCORD COMMUNICATIONS, INC.
FORM 10-Q, June 30, 2003

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Concord Communications, Inc.

/s/ Melissa H. Cruz

August 7, 2003	Name:	Melissa H. Cruz
	Title:	Executive Vice President, Business Services Chief Financial Officer and Treasurer

(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

     The following designated exhibits are either filed herewith or, where information is provided under the SEC Document Reference heading corresponding to such exhibit, incorporated by reference to such filing

Exhibit No.	Description	SEC Document Reference

3.01	Restated Articles of Organization of the Company	Exhibit No. 3.01 on Form 10-K, for the period ended December 31, 1997
3.02	Restated By-laws of the Company	Exhibit No. 3.02 on Form 10-K, for the period ended December 31, 1998
10.01	Working Capital Loan Agreement between the Company and Silicon Valley Bank dated April 3, 1997	Exhibit No. 10.01 to Registration Statement on Form S-1 (No. 333-33227)
10.02	Revolving Promissory Note made by the Company in favor of Silicon Valley Bank	Exhibit No. 10.02 to Registration Statement on Form S-1 (No. 333-33227)
10.03	Equipment Line of Credit Letter Agreement between the Company and Fleet Bank dated as of June 9, 1997	Exhibit No. 10.03 to Registration Statement on Form S-1 (No. 333-33227)
10.04	1995 Stock Plan of the Company	Exhibit No. 10.04 to Registration Statement on Form S-1 (No. 333-33227)
10.05	1997 Stock Plan of the Company	Exhibit No. 10.01 on Form 10-Q, for the period ended June 30, 1998
10.06	1997 Stock Plan of the Company, as amended on March 12, 1998, March 1, 1999, May 15, 1999 and March 8, 2000	Exhibit No. 10.06 on Form 10-K, for the period ended December 31, 2000
10.07	1997 Employee Stock Purchase Plan of the Company	Exhibit No. 10.06 to Registration Statement on Form S-1 (No. 333-33227)
10.08	1997 Non-Employee Director Stock Option Plan as amended on March 8, 2000 and April 25, 2001	Exhibit No. 10.08 on Form 10-Q filed on August 13, 2002
10.09	The Profit Sharing/401(K) Plan of the Company	Exhibit No. 10.08 to Registration Statement on Form S-1 (No. 333-33227)
10.10	Lease Agreement between the Company and John Hancock Mutual Life Insurance Company dated March 17, 1994, as amended on March 25, 1997	Exhibit No. 10.09 to Registration Statement on Form S-1 (No. 333-33227)
10.11	First Amendment to Lease Agreement between the Company and John Hancock Mutual Life Insurance Company dated March 25, 1997	Exhibit No. 10.10 to Registration Statement on Form S-1 (No. 333-33227)
10.12	Form of Indemnification Agreement for directors and officers of the Company	Exhibit No. 10.11 to Registration Statement on Form S-1 (No. 333-33227)
10.13	Restated Common Stock Registration Rights Agreement between the Company and certain investors dated August 7, 1986	Exhibit No. 10.12 to Registration Statement on Form S-1 (No. 333-33227)
10.14	Amended and Restated Registration Rights Agreement between the Company and certain investors dated December 28, 1995	Exhibit No. 10.13 to Registration Statement on Form S-1 (No. 333-33227)
10.15	Management Change in Control Agreement between the Company and John A. Blaeser dated as of August 7, 1997	Exhibit No. 10.14 to Registration Statement on Form S-1 (No. 333-33227)
10.16	Management Change in Control Agreement between the Company and Kevin J. Conklin dated as of July 23, 1997	Exhibit No. 10.15 to Registration Statement on Form S-1 (No. 333-33227)
10.17	Management Change in Control Agreement between the Company and Ferdinand Engel dated as of July 23, 1997	Exhibit No. 10.16 to Registration Statement on Form S-1 (No. 333-33227)
10.18	Management Change in Control Agreement between the Company and Gary E. Haroian dated as of July 23, 1997	Exhibit No. 10.17 to Registration Statement on Form S-1 (No. 333-33227)
10.19	Management Change in Control Agreement between the Company and Melissa H. Cruz dated as of June 12, 2000	Exhibit No. 10.18 on Form 10-Q filed on August 14, 2000
10.20	Management Change in Control Agreement between the Company and Daniel D. Phillips, Jr. dated as of July 23, 1997	Exhibit No. 10.18 to Registration Statement on Form S-1 (No. 333-33227)
10.21	Stock Option Agreement dated January 1, 1996 between the Company and John A. Blaeser	Exhibit No. 10.19 to Registration Statement on Form S-1 (No. 333-33227)
10.22	Stock Option Agreement dated January 1, 1996 between the Company and John A. Blaeser	Exhibit No. 10.20 to Registration Statement on Form S-1 (No. 333-33227)
10.23	Letter Agreement between the Company and Silicon Valley Bank dated March 25, 1996 together with the Loan Modification Agreement dated November 14, 1996	Exhibit No. 10.21 to Registration Statement on Form S-1 (No. 333-33227)
10.24	Form of Shrink-Wrap License	Exhibit No. 10.22 to Registration Statement on Form S-1 (No. 333-33227)
10.25	Agreement and Plan of Reorganization dated as of October 19, 1999 by and among Concord Communications, Inc., E Acquisition Corp., Empire Technologies, Inc. and the stockholders of Empire Technologies, Inc.	Exhibit No. 2.1 on Form 8-K filed on November 12, 1999
10.26	Agreement and Plan of Reorganization dated as of January 20, 2000 by and among Concord Communications, Inc., F Acquisition Corp., and FirstSense Software, Inc.	Exhibit No. 2.1 on Form 8-K filed on February 10, 2000

Exhibit No.	Description	SEC Document Reference

10.27	Registration Rights Agreement dated as of February 4, 2000 by and among Concord Communications, Inc. and Timothy Barrows, as Securityholder Agent	Exhibit No. 99.1 on Form 8-K filed on February 10, 2000
10.28	2000 Non-Executive Employee Equity Incentive Plan	Exhibit 10.28 on Form 10-K, for the period ended December 31, 2000
10.29	Management Change in Control Agreement between the Company and Ellen Kokos dated as of February 2, 2001	Exhibit No. 10.29 on Form 10-Q filed on May 9, 2001
10.30	Management Change in Control Agreement between the Company and John F. Hamilton dated as of April 16, 2001	Exhibit No. 10.30 on Form 10-Q filed July 31, 2001
10.31	2001 Non-Executive Employee Stock Purchase Plan	Exhibit No. 10.31 on Form 10-Q filed on November 5, 2001
10.32	Management Agreement between the Company and John Hamilton dated May 6, 2002	Exhibit No. 10.32 on Form 10-Q filed on August 13, 2002
10.33	Management Agreement between the Company and Kevin Conklin dated September 9, 2002	Exhibit No. 10.33 on Form 10-Q filed on November 5, 2002
10.34	Management Change in Control Agreement between the Company and Douglas Batt dated as of November 18, 2002	Exhibit No. 10.34 on Form 10-K, for the period ended December 31, 2002
10.35	Management Change in Control Agreement between the Company and Daniel Sheahan dated as of November 18, 2002	Exhibit No. 10.35 on Form 10-K, for the period ended December 31, 2002
10.36	Employment Agreement dated August 10, 2001	Exhibit No. 10.36 on Form 10-K, for the period ended December 31, 2002
31.1	Certification of John A. Blaeser pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Exhibit No. 31.1 on Form 10-Q for the period ended June 30, 2003
31.2	Certification of Melissa H. Cruz pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Exhibit No. 31.2 on Form 10-Q for the period ended June 30, 2003
32.1	Certification of John A. Blaeser pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Exhibit No. 32.1 on Form 10-Q for the period ended June 30, 2003
32.2	Certification of Melissa H. Cruz pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Exhibit No. 32.2 on Form 10-Q for the period ended June 30, 2003