Form 10-Q/A
period 2003-06-30
CONCORD COMMUNICATIONS INC
filed 2003-08-11
CIK 915290

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

17,809,700 shares of the registrant’s Common stock, $0.01 par value, were outstanding as of August 8, 2003.

THIS DOCUMENT CONTAINS 39 PAGES.
THE EXHIBIT INDEX IS ON PAGE 38.

EXPLANATORY NOTE

This amendment to the Registrant’s Quarterly Report on Form 10-Q for the Quarterly Period ended June 30, 2003, filed on August 7, 2003, corrects the following errors:

•	Segment revenues for the three and six months ended June 30, 2003 as reflected in the table presenting approximate revenues by reportable segment in Note 5 to the Condensed Consolidated Finance Statements entitled “Segment Reporting and International Information”, and

•	Segment revenues for the three and six months ended June 30, 2003 as reflected in the table presenting approximate revenues by reportable segment in Item 2 under the heading “Results of Operations”.

These changes were required to correct errors that occurred due to a clerical error in compiling the data necessary to prepare the segment information. With the exception of the two errors noted above, no other information contained in the original Quarterly Report on Form 10-Q for the Quarterly Period ended June 30, 2003 has been amended by this Form 10-Q/A.

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

     The following table presents the approximate revenues by reportable segment:

	Three Months Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2003	2002	2003	2002

	(in thousands)		(in thousands)
MSP/TC	$12,323	$7,870	$28,308	$17,791
Enterprise	13,292	15,081	21,424	29,398

Total	$25,615	$22,951	$49,732	$47,189

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

Segment Revenues

     Concord’s reportable segments are determined by customer type: managed service providers/telecommunications carriers (“MSP/TC”) and enterprise.

	Three Months Ended			Six Months Ended

	June 30,		June 30,	June 30,		June 30,
(Dollars in thousands)	2003	Percent Change	2002	2003	Percent Change	2002

Segment Revenues
MSP/TC	$12,323	56.6%	$7,870	$28,308	59.1%	$17,791
Enterprise	13,292	-11.9%	15,081	21,424	-27.1%	29,398

Total Revenues	$25,615	11.6%	$22,951	$49,732	5.4%	$47,189

Percent of Revenues
MSP/TC	48.1%		34.3%	56.9%		37.7%
Enterprise	51.9%		65.7%	43.1%		62.3%

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

Concord Communications, Inc.

/s/ Melissa H. Cruz

August 11, 2003	Name:	Melissa H. Cruz
	Title:	Executive Vice President, Business Services Chief Financial Officer and Treasurer

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