Form 10-Q
period 2003-09-30
CONCORD COMMUNICATIONS INC
filed 2003-11-12
CIK 915290

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2003.

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934.
For the transition period from ____________to ____________

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

YES [X]   NO [  ]

          17,974,023 shares of the registrant’s Common stock, $0.01 par value, were outstanding as of November 5, 2003.

THIS DOCUMENT CONTAINS 49 PAGES.
THE EXHIBIT INDEX IS ON PAGES 48 & 49.

CONCORD COMMUNICATIONS, INC.

FORM 10-Q, September 30, 2003

CONTENTS

Page

PART I: FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
Condensed Consolidated Balance Sheets:
September 30, 2003 and December 31, 2002	3
Condensed Consolidated Statements of Operations:
Three and nine months ended September 30, 2003 and September 30, 2002	4
Condensed Consolidated Statements of Cash Flows:
Nine months ended September 30, 2003 and September 30, 2002	5
Notes to Condensed Consolidated Financial Statements	6-14
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15-42
Item 3. Quantitative and Qualitative Disclosures about Market Risk	43
Item 4. Controls and Procedures	44
PART II: OTHER INFORMATION
Item 1. Legal Proceedings	45
Item 2. Changes in Securities and Use of Proceeds	45
Item 3. Defaults Upon Senior Securities	45
Item 4. Submission of Matters to a Vote of Security Holders	45
Item 5. Other Information	45
Item 6. Exhibits and Reports on Form 8-K	45-46
SIGNATURE	47
EXHIBIT INDEX	48-49

PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CONCORD COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands, except share and per share data)

	September 30,	December 31,
	2003	2002

ASSETS
Current Assets:
Cash and cash equivalents	$8,150	$10,362
Marketable securities	67,394	62,469
Restricted cash	389	839
Accounts receivable, net of allowance of $1,123 and $1,480 at September 30, 2003 and December 31, 2002, respectively	19,801	17,417
Prepaid expenses and other current assets	2,292	2,882

Total current assets	98,026	93,969

Equipment and improvements, at cost:
Equipment	25,381	22,987
Leasehold improvements	6,204	6,111

	31,585	29,098
Less — accumulated depreciation and amortization	24,616	20,853

	6,969	8,245

Goodwill	6,212	—
Other intangible assets, net	3,207	—

	9,419	—

Deferred tax assets	4,250	3,500
Other long-term assets	336	216

	4,586	3,716

Total assets	$119,000	$105,930

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$3,097	$3,584
Accrued expenses (including customer deposits of $1,023 and $180 at September 30, 2003 and December 31, 2002, respectively)	11,884	10,062
Deferred revenue	26,438	23,348

Total current liabilities	41,419	36,994

Commitments and Contingencies (Note 5)
Stockholders’ Equity:
Common stock, $0.01 par value:
Authorized — 50,000,000 shares
Issued and outstanding — 17,844,567 and 17,246,005 shares at September 30, 2003 and December 31, 2002, respectively	178	172
Additional paid-in capital	105,595	98,893
Deferred compensation	(12)	(60)
Accumulated other comprehensive income	1,782	2,408
Accumulated deficit	(29,962)	(32,477)

Total stockholders’ equity	77,581	68,936

Total liabilities and stockholders’ equity	$119,000	$105,930

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONCORD COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except share and per share data)

	Three Months Ended		Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2003	2002	2003	2002

Revenues:
License revenues	$13,683	$12,202	$39,746	$38,520
Service revenues	12,877	10,852	36,546	31,722

Total revenues	26,560	23,054	76,292	70,242

Cost of Revenues:
Cost of license revenues	826	469	2,098	1,430
Cost of service revenues	4,085	3,782	12,172	11,322

Total cost of revenues	4,911	4,251	14,270	12,752

Gross profit	21,649	18,803	62,022	57,490

Operating Expenses:
Research and development (excluding stock-based compensation of $14, $25, $48 and $85, respectively)	5,897	5,259	16,746	16,445
Sales and marketing	12,490	11,818	36,434	35,843
General and administrative	2,156	1,742	6,462	5,569
Stock-based compensation	14	25	48	85
Acquisition-related charges	40	—	40	—
In-process research & development	994	—	994	—

Total operating expenses	21,591	18,844	60,724	57,942

Operating income (loss)	58	(41)	1,298	(452)

Other Income (Expense):
Interest income	684	817	2,110	2,396
Other expense	(168)	(76)	(538)	(121)

Total other income, net	516	741	1,572	2,275

Income before income taxes	574	700	2,870	1,823
Provision for income taxes	93	136	355	375

Net income	$481	$564	$2,515	$1,448

Net income per common and potential common share:
Basic	$0.03	$0.03	$0.14	$0.09

Diluted	$0.03	$0.03	$0.14	$0.08

Weighted average common and potential common shares outstanding:
Basic	17,500,200	17,104,224	17,375,680	17,017,611

Diluted	18,238,417	17,275,667	17,916,872	17,749,296

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONCORD COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Nine Months Ended

	September 30,	September 30,
	2003	2002

Cash Flows from Operating Activities:
Net income	$2,515	$1,448
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,966	4,543
Stock-based compensation	48	85
Changes in current assets and liabilities:
Accounts receivable	(2,080)	(2,160)
Prepaid expenses and other current assets	667	407
Accounts payable	(530)	(794)
Accrued expenses	1,549	(1,418)
Deferred revenue	2,499	2,504

Net cash provided by operating activities	8,634	4,615

Cash Flows from Investing Activities:
Purchases of equipment and improvements	(2,435)	(2,889)
Change in other assets	(82)	6
Investments in marketable securities	(27,092)	(9,777)
Proceeds from sales of marketable securities	21,541	6,888
Deposit of restricted cash	—	(938)
Release of restricted cash	450	—
Acquisition of business - net of cash acquired	(4,968)	—

Net cash used in investing activities	(12,586)	(6,710)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock	1,740	1,765

Net cash provided by financing activities	1,740	1,765

Net increase in cash and cash equivalents	(2,212)	(330)
Cash and cash equivalents, beginning of period	10,362	9,011

Cash and cash equivalents, end of period	$8,150	$8,681

Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$352	$186
Supplemental Disclosure of Noncash Financing and Investing Transactions:
Reversal of deferred compensation related to forfeitures of stock options	$—	$(65)
Unrealized gain/(loss) on available-for-sale securities	$(626)	$588

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONCORD COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
FORM 10-Q, September 30, 2003

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared by Concord Communications, Inc. (the “Company” or “Concord”) in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Regulation S-X pertaining to interim financial statements. Accordingly, these interim financial statements do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These financial statements reflect all adjustments and accruals of a normal recurring nature, which management considers necessary for a fair presentation of the Company’s financial position as of September 30, 2003 and December 31, 2002, and the Company’s results of operations for the three and nine months ended September 30, 2003 and 2002. The results for the interim periods presented are not necessarily indicative of results to be expected for any future period. The financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s 2002 Annual Report on Form 10-K filed with the Securities and Exchange Commission in March 2003.

(b)  Financial Instruments, Concentration of Credit Risk and Significant Customers

     The Company has estimated the fair value of financial instruments using available market information and appropriate valuation methodologies. The carrying values of cash, cash equivalents, restricted cash, marketable securities, accounts receivable, accounts payable and accrued expenses approximate fair market value due to the short-term nature of these financial instruments. Financial instruments that potentially subject the Company to concentrations of credit risk are principally cash, cash equivalents, restricted cash, marketable securities and accounts receivable. The Company has no significant off-balance-sheet or concentration of credit risk exposure such as foreign exchange contracts or option contracts. The Company maintains its cash, cash equivalents, restricted cash and marketable securities with established financial institutions. Concentration of credit risk with respect to accounts receivable is limited to certain customers to whom the Company makes substantial sales. To reduce its credit risk, the Company routinely assesses the financial strength of its customers. The Company maintains an allowance for potential credit losses but historically has not experienced any significant losses related to individual customers or groups of customers in any particular industry or geographic area. No individual customer or reseller accounted for more than 10% of revenues for the three and nine months ended September 30, 2003 or September 30, 2002. One customer, a reseller in Europe, accounted for 13% of the Company’s accounts receivable at September 30, 2003. One customer, another reseller in Europe, accounted for 11% of the Company’s accounts receivable at December 31, 2002. As of September 30, 2003, this customer represented less than 1% of accounts receivable.

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

     At September 30, 2003, the Company had two forward contracts outstanding, which are presented in the table below. The notional exchange rate is quoted using market conventions where the currency is expressed in currency units per U.S. dollar.

			Notional	Notional	Fair Market Value as
Currency	Position	Maturity Date	Amount	Exchange Rate	of September 30, 2003

Australian Dollars	Sell	11/7/2003	$797,000	0.6366	$507,000
Canadian Dollars	Sell	11/7/2003	$287,000	0.7253	$208,000

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

	Three Months Ended Sep 30,		Nine Months Ended Sep 30,

	2003	2002	2003	2002

	(In thousands, except per share data)
Net income:
As reported	$481	$564	$2,515	$1,448
Add:
Stock-based employee compensation expense included in reported net income, net of related taxes	14	25	48	85
Less:
Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(871)	(1,572)	(2,017)	(5,446)

Pro forma net loss	$(376)	$(983)	$546	$(3,913)

Basic net income (loss) per share:
As reported	$0.03	$0.03	$0.14	$0.09
Pro forma	$(0.02)	$(0.06)	$0.03	$(0.23)
Diluted net income (loss) per share:
As reported	$0.03	$0.03	$0.14	$0.08
Pro forma	$(0.02)	$(0.06)	$0.03	$(0.23)

2. ACQUISITION OF NETVIZ CORPORATION

     On July 17, 2003, the Company completed the acquisition of netViz Corporation (“netViz”). netViz’s software enables users to visualize business processes and allows them to map relationships within the supporting technology infrastructure through data-driven icons. The integration of netViz’s technologies with Concord’s eHealth® Suite will provide a new, more automated means of application service optimization. This integration will enable enterprises and service providers to employ data-driven icons to visualize and take action on the critical relationships between business processes, application services, and network and system infrastructures. Furthermore, this will allow customers to measure the performance and availability of application services, map the dependencies between business processes, and manage the complete application service. Integrating netViz technologies will further increase the eHealth® Suite’s value proposition by capturing the business context of information and delivering IT knowledge.

     The results of operations of the acquired business have been included in the financial statements of the Company since the date of acquisition.

     Consideration for the acquisition totaled $10.3 million, including transaction costs of $0.3 million. The consideration consisted of $5.0 million in cash paid at closing and $5.0 million of Concord common stock, which resulted in 340,996 shares of common stock valued at $14.6629 each, which approximates the average closing price over the 30 days prior to July 17, 2003.

     The acquisition was accounted for using the purchase method of accounting. The purchase price has been allocated to the assets acquired and liabilities assumed at their estimated fair values on the date of acquisition, as determined by management and, with respect to the identifiable intangible assets, an appraisal. The excess of the purchase price over the amounts allocated to the assets acquired and liabilities assumed was recorded as goodwill. The following represents the purchase price allocation of the acquisition:

(in thousands)
Total consideration:
Cash	$5,000
Stock	5,000
Transaction costs	329

Total purchase consideration	$10,329

Allocation of the purchase consideration:
Current assets	$813
Property, plant and equipment	51
Deferred tax asset	750
Identifiable intangible assets	3,410
Goodwill	6,212

Total assets acquired	11,236
Fair value of liabilities assumed	(907)

$10,329

     As a result of the netViz acquisition, the Company reduced its valuation allowance against its deferred tax assets by $0.75 million. The deferred income taxes and any valuation allowances therein are based in part on future estimated profitability of the Company. As a direct result of the netViz acquisition, the Company has estimated that future estimated profitability will increase and therefore released $0.75 million of the valuation allowance in the three months ended September 30, 2003.

     The following are the identifiable intangible assets acquired and the respective estimated periods over which the assets will be amortized:

		Amortization
	Amount	Period
	(in thousands)	(in years)

Completed technology (software)	$2,130	4
Reseller relationships	570	5
Maintenance relationships	340	5
Contractor agreements	300	4
Trade name / trademarks	70	3

Total	$3,410

Weighted average amortization period:		4

     The values of the completed technology (software), reseller relationships, maintenance relationships and trade name / trademarks will be amortized at the greater of (a) the ratio that current revenues bear to the total of current and anticipated future revenues or (b) the straight-line method over their respective remaining useful lives. The value of the contractor agreements will be amortized using the straight-line method over their useful lives. The values of the completed technology, reseller relationships, maintenance relationships, contractor agreements and trade name / trademarks were determined using the income approach. The income approach requires a projection of revenues and expenses specifically attributed to the intangible assets. The discounted cash flow (“DCF”) method is then applied to the potential income streams after making necessary adjustments with respect to such factors as the wasting nature of the identifiable intangible assets and the allowance of a fair return on the net tangible assets and other intangible assets employed. There are several variations on the income approach, including the relief-from-royalty method, the avoided cost method and the lost profits method.

     The relief-from- royalty method was used to value the trade name / trademark. The relief-from-royalty method is used to estimate the cost savings that accrue to the owner of the intangible assets that would otherwise have to pay royalties or licensee fees on revenues earned through the use of the asset. The royalty rate used in the analysis is based on an analysis of empirical, market-derived royalty rates for guideline intangible assets. Typically, revenue is projected over the expected remaining useful life of the intangible asset. The market-derived royalty rate is then applied to estimate the royalty savings. The key assumptions used in valuing the trade name / trademark are as follows: royalty rate 1%, discount rate 21%, tax rate 40% and estimated average economic life of 3 years.

     The avoided cost method was used to value the reseller relationships and contractor agreements. The avoided cost method considers the concept of avoided cost as an indicator of value. The avoided cost method is appropriate for estimating the fair value of an asset where reliable data for sales of comparable property are not available and where the property does not directly produce an income stream. The key assumptions used in valuing the reseller relationships are as follows: tax rate 40% and estimated average economic life of 5 years. The key assumptions used in valuing the contractor agreements are as follows: tax rate 40% and estimated average economic life of 4 years.

     The completed technology (software) was valued using the income approach without variation. The key assumptions used in valuing the completed technology are as follows: discount rate 21%, tax rate 40% and estimated life of 4 years. The key assumptions used in valuing the maintenance relationship are as follows: discount rate 21%, tax rate 40% and estimated average economic life of 5 years.

     PRO FORMA RESULTS (UNAUDITED)

     The following table reflects unaudited pro forma results of operations of the Company assuming that the netViz acquisition had occurred on January 1, 2003 and 2002, respectively (in thousands, except per share data):

	Three Months Ended		Nine Months Ended

	Sept 30,	Sept 30,	Sept 30,	Sept 30,
	2003	2002	2003	2002

Revenues	$26,728	$24,106	$78,296	$73,199
Net income	$401	$483	$2,265	$1,579
Net income per diluted share	$0.02	$0.03	$0.13	$0.09

     The unaudited pro forma results of operations are not necessarily indicative of the actual results that would have occurred had the transaction actually taken place at the beginning of these periods.

3. OTHER INTANGIBLE ASSETS

     Other intangible assets as of September 30, 2003 consist of the following (in thousands):

	Cost of	Operating
Year Ending	Revenues	Expenses	Total

2003	$133	$70	$203
2004	532	280	812
2005	532	280	812
2006	532	269	801
2007	268	220	488
2008	—	91	91

Total	$1,997	$1,210	$3,207

     There were no intangible assets as of December 31, 2002.

     Aggregate amortization expense was $0.2 million for the three and nine months ended September 30, 2003. Of this amount, $0.1 million was included in cost of revenues, and $0.1 million was recorded in operating expenses. Estimated amortization expense for the remaining three months of fiscal year 2003 and the five succeeding fiscal years as of September 30, 2003 is as follows (in thousands):

4. IN-PROCESS RESEARCH AND DEVELOPMENT

     On July 11, 2003, Concord entered into a license agreement with Tavve Software Company (“Tavve”) whereby Concord licensed components of Tavve’s technology. Concord has licensed Tavve’s root cause analysis and discovery of layer 2 and 3 network topology to build upon Concord’s current position in optimizing application availability and performance across networks and systems. The transaction, valued at $1.2 million, included $0.2 million of prepaid maintenance and $1.0 million of in-process research and development. This was accounted for as in-process research and development as an integrated product has not reached technological feasibility and has no alternative future use. Accordingly, the entire purchase consideration was expensed during the three months ended September 30, 2003.

     Technological feasibility is established when either of two sets of criteria is met:

a)	the detail program design has been completed, documented, and traced to product specifications and its high-risk development issues have been resolved; or

b)	a working model of the product has been finished and determined to be complete and consistent with the product design.

     Upon acquiring the licensed components of Tavve’s technology, Concord did not have a completed product design at the time of the purchase as it had not completed, documented, and traced the detail program design to product specifications. Concord did not have the high-risk development issues resolved.

     A working model is defined as an operative version of the computer software product that is completed in the same software language as the product to be ultimately marketed, performs all the major functions planned for the product, and is ready for initial customer testing (usually identified as beta testing). Upon acquiring the licensed components of Tavve’s technology, Concord did not have a working model as defined.

     In addition, the purchased source code has no alternative future use, i.e., Concord will not use the source code for any other purpose than described above.

     The detail program design for the integration of Tavve’s technology into Concord eHealth Suite of products has not been completed; thus, the exact costs and efforts required for completion of this integration has not been determined. Based on management’s initial estimates, an integrated product based on Tavve’s technology will be introduced in the next 12 to 18 months. However, as with any major software development project, actual introduction may vary. Failure to successfully market and sell our integrated product may adversely impact our business.

5. INDEMNIFICATIONS

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

     The Company warrants that its software products will perform in all material respects in accordance with its standard published specifications in effect at the time of delivery of the licensed products to the customer for a period of 90 days. Additionally, the Company warrants that its maintenance services will be performed consistent with its maintenance policy in effect at the time those services are delivered. The Company believes its maintenance policy is consistent with generally accepted industry standards. If necessary, the Company would provide for the estimated cost of product and service warranties based on specific warranty claims and claim history; however, the Company has never incurred significant expense under product or services warranties. As a result, the Company believes the estimated liability of these warranties is minimal.

     The Company enters into standard indemnification agreements in the ordinary course of its business. Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally its business partners or customers, in connection with any patent, copyright, trademark, trade secret or other intellectual property infringement claim by any third party with respect to our products. The term of these indemnification agreements is generally perpetual. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is often capped at a dollar figure. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal.

     When, as part of an acquisition, Concord acquires all of the stock or all or a portion of the assets and/or liabilities of a company, it may assume liability for certain events or occurrences that took place prior to the date of acquisition. The maximum potential amount of future payments it could be required to make for such obligations is undeterminable at this time. Concord has no liabilities recorded for these exposures as of September 30, 2003.

6.     NET INCOME PER SHARE

     The Company computes earnings per share following the provisions of SFAS No. 128, Earnings per Share. Basic net income per share is computed using the weighted-average number of common shares outstanding for a period. Diluted net income per share is computed using the weighted-average number of common and dilutive potential common shares outstanding for the period. For the three and nine months ended September 30, 2003 and 2002, dilutive potential common shares consisted of outstanding stock options. The dilutive effect of outstanding stock options is computed using the treasury stock method.

     Calculations of the basic and diluted net income per common share and potential common share are as follows:

	Three Months Ended		Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2003	2002	2003	2002

	(in thousands except share and per share data)
Basic:
Net income applicable to common stockholders	$481	$564	$2,515	$1,448

Weighted average common shares outstanding	17,500,200	17,104,224	17,375,680	17,017,611

Net income per common share	$0.03	$0.03	$0.14	$0.09

Diluted:
Net income applicable to common stockholders	$481	$564	$2,515	$1,448

Weighted average common shares outstanding	17,500,200	17,104,224	17,375,680	17,017,611
Potential common shares pursuant to stock options	738,217	171,443	541,192	731,685

Diluted weighted average shares	18,238,417	17,275,667	17,916,872	17,749,296

Diluted net income per common share	$0.03	$0.03	$0.14	$0.08

        Diluted weighted average shares outstanding does not include 1,828,568, 2,441,742, 3,142,910 and 2,107,830 potential common shares for the three and nine months ended September 30, 2003 and 2002, respectively, as their effect would have been antidilutive because the stock option exercise prices were higher than the current market price of the Company’s common stock.

7. COMPREHENSIVE INCOME

     Comprehensive income is defined as the change in net assets of the Company during a period from transactions generated from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. Comprehensive income for the three and nine months ended September 30, 2003 and 2002 is as follows:

	Three Months Ended		Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2003	2002	2003	2002

	(in thousands)		(in thousands)
Net income available to common stockholders	$481	$564	$2,515	$1,448
Unrealized (loss) gain on marketable securities	(446)	596	(626)	588

Comprehensive income	$35	$1,160	$1,889	$2,036

8. SEGMENT REPORTING AND INTERNATIONAL INFORMATION

     The Company follows the provisions of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS No. 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate, discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions on how to allocate resources and assess performance. The Company’s chief decision-making group, as defined under SFAS No. 131, is the executive management committee, which is comprised of the executive officers of the Company.

     The following table presents the approximate revenues by major geographical regions:

	Three Months Ended		Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2003	2002	2003	2002

	(in thousands)		(in thousands)
United States	$14,922	$15,016	$41,340	$44,372
United Kingdom	1,894	1,140	8,041	4,423
Germany	3,790	1,225	7,230	3,955
Europe (excluding the U.K. and Germany)	2,075	2,269	8,549	7,155
Rest of the World	3,879	3,404	11,132	10,337

Total	$26,560	$23,054	$76,292	$70,242

     For the three months ended September 30, 2003, no one country, except the United States and Germany, accounted for greater than 10% of total revenues. For the nine months ended September 30, 2003, no one country, except the United States and the United Kingdom, accounted for greater than 10% of total revenues. For the three and nine months ended September 30, 2002, no one country, except the United States, accounted for greater than 10% of total revenues. Substantially all of the Company’s assets are located in the United States.

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

     The following table presents the approximate revenues by reportable segment:

	Three Months Ended		Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2003	2002	2003	2002

	(in thousands)		(in thousands)
MSP/TC	$7,725	$9,703	$36,033	$27,494
Enterprise	18,835	13,351	40,259	42,748

Total	$26,560	$23,054	$76,292	$70,242

     The Company currently does not provide revenues by product or product family, as it is impractical due to the nature of its single suite of products. Some components of the suite could be included in more than one product family. In addition, categorization and classification of our components into product families is changing in nature; changes in packaging, licensing and product categorization occur on a frequent basis.

9. RECENT ACCOUNTING PRONOUNCEMENTS

     In April 2003, the Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 149 (“SFAS 149”), “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS 149 clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative, amends the definition of an underlying contract, and clarifies when a derivative contains a financing component in order to increase the comparability of accounting practices under SFAS No. 133. The statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. Concord adopted this standard on July 1, 2003 and its adoption did not have any impact on the Company’s financial position or results of operations.

     In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. The Statement is effective for financial instruments entered into or modified after May 31, 2003. Concord adopted this standard on June 1, 2003 and its adoption did not have any impact on the Company’s financial position or results of operations.

     In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after December 15, 2003. The adoption of this standard is not expected to have a material impact on the Company’s financial position or results of operations as the Company currently does not have variable interest entities.

     In November 2002, the Emerging Issues Task Force of the FASB reached a consensus on Issue 00-21, Accounting for Revenue Arrangements with Multiple Deliverables (EITF 00-21). EITF 00-21 requires that for revenue arrangements with multiple deliverables, those deliverables be divided into separate units of accounting if the deliverables meet certain criteria as defined by EITF 00-21. Arrangement consideration is to be allocated among the separate units of accounting based on their relative fair values and revenue recognition decisions should be considered separately for each separate unit of accounting. EITF 00-21 is effective for all arrangements entered into in fiscal periods beginning after June 15, 2003, with early adoption permitted. The Company’s multiple element arrangements fall within the scope of SOP 97-2 and, therefore, EITF 00-21 is not applicable to the Company.

     In August 2003, the EITF reached a consensus on Issue 03-05, “Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software.” EITF 03-05 addresses the applicability of SOP 97-2 to non-software deliverables in an arrangement containing more-than-incidental software. In an arrangement that includes software that is more than incidental to the products or services as a whole, software and software-related elements are included within the scope of SOP 97-2. Software-related elements include software products and services, as well as any non-software deliverables for which software deliverable is essential to its functionality. The adoption of EITF 03-05 did not have a material impact on the Company’s consolidated financial results. The Company will classify all software-related services and products as software license on its consolidated statement of operations.

CONCORD COMMUNICATIONS, INC.
FORM 10-Q, September 30, 2003

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Concord develops, markets and supports an application availability and performance software solution, over networks and systems, which is called the eHealth® Suite family of products. Concord’s solutions ensure the high availability of the information technology (“IT”) infrastructure by providing an end-to-end view across the components of this infrastructure: the network, the systems and the applications.

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

     The forward-looking statements contained herein are based on current expectations but are subject to a number of risks and uncertainties. The factors that could cause actual results to differ materially from current expectations include the following: risks of intellectual property rights and litigation, risks of integrating new or acquired technologies, risks of integrating an acquired company, risks in technology development and commercialization, risks in product development and market acceptance of and demand for the Company’s products, risks of downturns in economic conditions generally, and in the software, networking and telecommunications industries specifically, risks associated with competition and competitive pricing pressures, risks associated with international sales, risks associated with a limited family of products and other risks detailed in this Form 10-Q under the heading “Factors that Could Affect Future Results” and elsewhere in the Company’s filings with the Securities and Exchange Commission.

RECENT DEVELOPMENTS

     On July 11, 2003, Concord entered into a license agreement with Tavve Software Company (“Tavve”) whereby Concord licensed components of Tavve’s technology. Concord has licensed Tavve’s root cause analysis and discovery of layer 2 and 3 network topology to build upon Concord’s current position in optimizing application availability and performance across networks and systems. The transaction, valued at $1.2 million, included $0.2 million of prepaid maintenance and $1.0 million of in-process research and development. This was accounted for as in-process research and development as an integrated product has not reached technological feasibility and has no alternative future use. Accordingly, the entire purchase consideration was expensed during the three months ended September 30, 2003. (see Note 4 of the Notes to Condensed Consolidated Financial Statements)

     On July 17, 2003, the Company acquired privately held netViz. netViz’s software enables users to visualize business processes and allows them to map relationships within the supporting technology infrastructure through data-driven icons. Consideration for the acquisition totaled $10.3 million, including transaction costs of $0.3 million. The consideration consisted of $5.0 million in cash paid at closing and $5.0 million in Concord common stock. (see Note 4 of the Notes to Condensed Consolidated Financial Statements)

CRITICAL ACCOUNTING POLICIES, SIGNIFICANT ESTIMATES AND JUDGMENTS

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

     We license our software to end-users, resellers and OEM’s. Revenue recognition is centralized at our corporate headquarters, located in the United States. Our arrangements with customers do not generally include provisions involving acceptance of our products by our customers. However, if a customer arrangement includes an acceptance provision, revenue recognition occurs upon the earlier of receipt of a written customer acceptance or expiration of the acceptance period. With respect to revenues from our channel partners and other resellers, we recognize revenue upon delivery of our software to the channel partner or reseller. We do not offer any right of return, price protection or similar rights to our channel partners and other resellers.

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

     Delivery generally occurs when product is delivered to a common carrier and the delivery terms are FOB Concord. In the case of arrangements with resellers or OEMs, revenue is recognized upon delivery to the reseller or OEM. Most of these arrangements involve a sell-through by the reseller or OEM to an end user. For a reseller, evidence usually comes in the form of a purchase order typically identifying the end-user. For an OEM, evidence of sell-through usually comes in the form of a shipping report, which usually identifies the “ship to” location.

     At the time of the transaction, we assess whether the fee associated with our revenue transaction is fixed or determinable and whether or not collection is reasonably assured. We assess whether the fee is fixed or determinable based on the payment terms associated with the transaction. If a significant portion of a fee is due after our normal payment terms, which are usually 30 to 60 days from invoice date, we account for the fee as not being fixed or determinable. In these cases, we recognize revenue when the fee becomes due.

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

     Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have recorded a valuation allowance as of September 30, 2003, due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily consisting of the utilization of certain net operating loss carryforwards from prior years. We are unsure whether we will have sufficient future taxable income to allow us to use these net operating losses and tax credit carryforwards before they expire. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to establish an additional valuation allowance. Establishing new or additional valuation allowances could materially adversely impact our financial position and results of operations.

     (d) Accounting for Acquisitions and Acquired In-process Research and Development

     We have completed our acquisition of netViz, which was accounted for under the purchase method of accounting, and has resulted in recording significant goodwill and other intangible asset balances. The purchase price has been allocated to the assets acquired and liabilities assumed at their estimated fair values on the date of acquisition, as determined by management and, with respect to the identifiable intangible assets, an appraisal. Our accounting for the netViz acquisition involves significant judgments and estimates regarding primarily, but not limited to: the fair value of acquired intangible assets, which are based on projections of future revenues and cash flows, assumptions regarding discount factors, royalty rates, tax rates, amortization methodologies and related useful lives, as well as the fair value of other acquired assets and assumed liabilities, including potential contingencies and deferred income taxes. The completed technology (software), reseller relationships, maintenance relationships and trade name / trademarks will be amortized at the greater of (a) the ratio that current revenues bear to the total of current and anticipated future revenues or (b) the straight-line method over their respective remaining useful lives. The contractor agreements will be amortized using the straight-line method over their useful lives. The values of the completed technology, reseller relationships, maintenance relationships, contractor agreements and trade name / trademarks were determined using the income approach. The income approach requires a projection of revenues and expenses specifically attributed to the intangible assets. The discounted cash flow (“DCF”) method is then applied to the potential income streams after making necessary adjustments with respect to such factors as the wasting nature of the identifiable intangible assets and the allowance of a fair return on the net tangible assets and other intangible assets employed. There are several variations on the income approach, including the relief-from-royalty method, the avoided cost method and the lost profits method.

     The relief-from- royalty method was used to value the trade name / trademarks. The relief-from-royalty method is used to estimate the cost savings that accrue to the owner of the intangible assets that would otherwise have to pay royalties or licensee fees on revenues earned through the use of the asset. The royalty rate used in the analysis is based on an analysis of empirical, market-derived royalty rates for guideline intangible assets. Typically, revenue is projected over the expected remaining useful life of the intangible asset. The market-derived royalty rate is then applied to estimate the royalty savings. The key assumptions used in valuing the trade name / trademarks are as follows: royalty rate 1%, discount rate 21%, tax rate 40% and estimated average economic life of 3 years.

     The avoided cost method was used to value the reseller relationships and contractor agreements. The avoided cost method considers the concept of avoided cost as an indicator of value. The avoided cost method is appropriate for estimating the fair value of an asset where reliable data for sales of comparable property are not available and where the property does not directly produce an income stream. The key assumptions used in valuing the reseller relationships are as follows: tax rate 40% and estimated average economic life of 5 years. The key assumptions used in valuing the contractor agreements are as follows: tax rate 40% and estimated average economic life of 4 years.

     The completed technology (software) was valued using the income approach without variation. The key assumptions used in valuing the completed technology are as follows: discount rate 21%, tax rate 40% and estimated life of 4 years. The key assumptions used in valuing the maintenance relationship are as follows: discount rate 21%, tax rate 40% and estimated average economic life of 5 years.

     Deferred income taxes and any valuation allowances are based in part on future estimated profitability of the Company. As a direct result of the netViz acquisition, the Company has estimated that future profitability will increase and therefore released $0.75 million of the valuation allowance.

     We have also completed our accounting of the license agreement with Tavve whereby Concord licensed components of Tavve’s technology. Our accounting for the Tavve license as in-process research & development involved significant judgments and estimates regarding primarily, but not limited to: assessing if the acquired technology has reached technological feasibility and if the acquired technology has no alternative future use.

     Technological feasibility is established when either of two sets of criteria is met:

     a) the detail program design has been completed, documented, and traced to product specifications and its high-risk development issues have been resolved; or

     b) a working model of the product has been finished and determined to be complete and consistent with the product design.

     Upon acquiring the licensed components of Tavve’s technology, Concord did not have a completed product design at the time of the purchase as it had not completed, documented, and traced the detail program design to product specifications. Concord did not have the high-risk development issues resolved.

     A working model is defined as an operative version of the computer software product that is completed in the same software language as the product to be ultimately marketed, performs all the major functions planned for the product, and is ready for initial customer testing (usually identified as beta testing). Upon acquiring the licensed components of Tavve’s technology, Concord did not have a working model as defined.

     In addition, the purchased source code has no alternative future use, i.e., Concord will not use the source code for any other purpose than described above.

     The detail program design for the integration of Tavve’s technology into Concord eHealth Suite of products has not been completed; thus, the exact costs and efforts required for completion of this integration has not been determined. Based on management’s initial estimates, an integrated product based on Tavve’s technology will be introduced in the next 12 to 18 months. However, as with any major software development project, actual introduction may vary. Failure to successfully market and sell our integrated product may adversely impact our business.

     (e)  Valuation Of Long-Lived Tangible and Intangible Assets and Goodwill

     We have significant long-lived tangible and intangible assets and goodwill, which are susceptible to valuation adjustments as a result of changes in various factors or conditions. The long-lived tangible assets are fixed assets, which are depreciated over their estimated useful lives. The long-lived intangible assets are completed technology (software), reseller relationships, maintenance relationships, contractor agreements, and trade name / trademarks which are amortized over their estimated useful lives following the greater of the pattern in which the expected benefits will be consumed or otherwise used up or on a straight-line basis. Goodwill is not amortized.

     At each quarter-end, the carrying value of the completed technology (software) is compared to its net realizable value (NRV). NRV is the estimated future gross revenues from products that incorporate the software reduced by the estimated future costs of disposal. If NRV is less than the carrying value, the excess is written-off and the then current NRV becomes the new carrying value of the software. We assess the potential impairment of other identifiable intangible assets and fixed assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important, which could trigger an impairment of such assets, include the following:

          - Significant underperformance relative to historical or projected future operating results;

          - Significant changes in the manner of or use of the acquired assets or the strategy for our overall business;

          - Significant negative industry or economic trends;

          - Significant decline in our stock price for a sustained period; and

          - A decline in our market capitalization below net book value.

     Future adverse changes in these or other unforeseeable factors could result in an impairment charge that would impact future results of operations and financial position in the reporting period identified.

     Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets or SFAS 142 requires goodwill to be tested for impairment using a two-step process. The first step compares the fair value of the reporting unit with the unit’s carrying value, including goodwill. When the carrying value of the reporting unit is greater than fair value, the unit’s goodwill may be impaired, and the second step must be completed to measure the amount of the goodwill impairment charge, if any. In the second step, the implied fair value of the reporting unit’s goodwill is compared with the carrying amount of the unit’s goodwill. If the carrying amount is greater than the implied fair value, the carrying value of the goodwill must be written down to its implied fair value. We operate in one reporting unit and, therefore, will conduct future goodwill impairment test on an enterprise-wide level. Goodwill is required to be tested for impairment at least annually, or more frequently when events and circumstances occur indicating that the recorded goodwill might be impaired. We plan to perform the annual assessment at June 30 of each fiscal year. Factors we consider important, which could trigger an impairment of goodwill, include the following:

     - Significant underperformance relative to historical or projected future operating results;

     - Significant negative industry or economic trends;

     - Significant decline in our stock price for a sustained period; and

     - A decline in our market capitalization below net book value.

     Future adverse changes in these or other unforeseeable factors could result in an impairment charge that would impact future results of operations and financial position in the reporting period identified.

     Significant judgments and estimates are involved in determining the useful lives of our intangible assets, determining what reporting units exist and assessing when events or circumstances would require an interim impairment analysis of goodwill or other long-lived assets to be performed. Changes in events or circumstances, including but not limited to technological advances or competition which could result in shorter useful lives, additional reporting units which may require alternative methods of estimating fair value, or economic or market conditions which may affect previous assumptions and estimates, could have a significant impact on our results of operations or financial position through accelerated amortization expense or impairment charges.

Pro Forma Financial Results

     We prepare and release quarterly unaudited financial statements prepared in accordance with generally accepted accounting principles (“GAAP”). We also disclose and discuss certain pro forma financial information, used to evaluate our performance, in related earnings releases and investor conference calls. We believe that current shareholders and potential investors in our company use multiples of pro-forma earnings per share (“EPS”) in making investment decisions about our company. The Company believes this provides investors with a more complete understanding of underlying results and trends of our business. We use pro-forma EPS to evaluate the results of our ongoing operations. Similarily, the Company believes this provides management perspective of underlying business trends and results by providing a measure of earnings excluding certain non-cash and special charges. Pro-forma EPS is calculated by dividing pro-forma net income by the diluted number of shares. Pro forma net income excludes certain non-cash and special charges, consisting primarily of non-cash compensation charges, in-process research and development costs, amortization of intangible assets and transaction costs associated with acquisitions. This proforma calculation also substitutes current period GAAP tax provisions with a “pro forma” tax rate. We have significant deferred tax assets and have not recorded a significant federal tax provision. The tax provision relates mostly to state and foreign taxes. This measure, and other pro-forma information, should not be considered an alternative to measurements required by accounting principles generally accepted in the United States of America such as net income and net cash provided by operations and should not be considered a measurement of our liquidity. In addition, our non-GAAP measures may not be comparable to similar measures reported by other companies.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain financial data as percentages of the Company’s total revenues:

Unaudited	Three Months Ended		Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2003	2002	2003	2002

Revenues:
License revenues	51.5%	52.9%	52.1%	54.8%
Service revenues	48.5	47.1	47.9	45.2

Total revenues	100.0	100.0	100.0	100.0

Cost of Revenues:
Cost of license revenues	3.1	2.0	2.7	2.0
Cost of service revenues	15.4	16.4	16.0	16.1

Total cost of revenues	18.5	18.4	18.7	18.1

Gross profit	81.5	81.6	81.3	81.9

Operating Expenses:
Research and development (excluding stock-based compensation)	22.2	22.8	21.9	23.4
Sales and marketing	47.0	51.2	47.7	51.0
General and administrative	8.1	7.6	8.5	8.0
Stock-based compensation	0.1	0.1	0.1	0.1
Acquisition-related charges	0.2	0.0	0.1	0.0
In-process research & development	3.7	0.0	1.3	0.0

Total operating expenses	81.3	81.7	79.6	82.5

Operating income (loss)	0.2	-0.1	1.7	-0.6

Other Income (Expense):
Interest income	2.6	3.5	2.8	3.4
Other expense	-0.6	-0.3	-0.7	-0.2

Total other income, net	2.0	3.2	2.1	3.2

Income before income taxes	2.2	3.1	3.8	2.6
Provision for income taxes	0.4	0.6	0.5	0.5

Net income	1.8%	2.5%	3.3%	2.1%

     Total Revenues

     Concord’s total revenues are generated from license revenue and service revenue. License revenues are derived from the licensing of software products. Service revenues consist of fees for maintenance, training and professional services.

	Three Months Ended			Nine Months Ended

	September 30,		September 30,	September 30,		September 30,
(Dollars in thousands)	2003	Percent Change	2002	2003	Percent Change	2002

License Revenues	$13,683	12.1%	$12,202	$39,746	3.2%	$38,520
Service Revenues	12,877	18.7%	10,852	36,546	15.2%	31,722

Total Revenues	$26,560	15.2%	$23,054	$76,292	8.6%	$70,242

Percent of Total Revenues
License Revenues	51.5%		52.9%	52.1%		54.8%
Service Revenues	48.5%		47.1%	47.9%		45.2%

     License Revenues

     Concord’s license revenues are derived from the licensing of software products.

	Three Months Ended			Nine Months Ended

	September 30,		September 30,	September 30,		September 30,
(Dollars in thousands)	2003	Percent Change	2002	2003	Percent Change	2002

License Revenues	$13,683	12.1%	$12,202	$39,746	3.2%	$38,520
Percent of Total Revenues
License Revenues	51.5%		52.9%	52.1%		54.8%

     The increase in license revenues for the three months ended September 30, 2003 as compared to the corresponding prior year period was mostly due to increased sales by our channel partners to European customers. License revenues for the first nine months of fiscal 2003 as compared to the corresponding prior year period are slightly higher when compared to the corresponding prior year period as lower sales in the United States were more than offset by higher international license revenues. The relative decrease in license revenues as a percentage of total revenues for the three and nine months ended September 30, 2003 as compared to the corresponding prior year periods was primarily the result of a significant increase in service revenues over both periods which consisted mainly of maintenance revenues.

     License revenues are dependent on our ability to sell to new customer accounts as well as to our installed base. License revenues can also be dependent on the number of transactions over $100,000 that we are able to close during the period.

	Three Months Ended			Nine Months Ended

	September 30,		September 30,	September 30,		September 30,
	2003	Percent Change	2002	2003	Percent Change	2002

New Customers	34	-43.3%	60	115	-42.8%	201
Transactions greater than $100K	42	20.0%	35	114	-5.8%	121
Percent of Total Revenues
New Customers	19%		18%	20%		23%

     The reduction in the number of license revenue transactions with new customers for the three months ended September 30, 2003 as compared to the corresponding prior year period was due to the general economic slowdown. The increase in the number of transactions greater than $100,000 for the three months ended September 30, 2003 as compared to the corresponding prior year period was due, in part, to the investment in the solution selling training of our sales force; this training provides a business-focused approach to the sales process. The reduction in License revenues from new customers and transactions greater than $100,000 for the nine months ended September 30, 2003 as compared to the corresponding prior year period was due primarily to the continued economic slowdown, particularly in the telecommunications industry.

     There were no material price increases for products during the three months and nine months ended September 30, 2003 or 2002. Inflation did not have a significant impact on our revenues or income during the three and nine months ended September 30, 2003 or 2002.

     Service Revenues

     Concord’s service revenues consist of fees for maintenance, training and professional services.

	Three Months Ended			Nine Months Ended

	September 30,		September 30,	September 30,		September 30,
(Dollars in thousands)	2003	Percent Change	2002	2003	Percent Change	2002

Service Revenues	$12,877	18.7%	$10,852	$36,546	15.2%	$31,722
Percent of Total Revenues
Service Revenues	48.5%		47.1%	47.9%		45.2%

     The increase in service revenues for the three and nine months ended September 30, 2003 as compared to the three and nine months ended September 30, 2002 was mainly due to higher demand for professional and educational services and a significant increase in maintenance revenues which are mostly generated from renewed maintenance contracts. Maintenance revenues represent fees earned by granting our customers rights to technical support, software product upgrades and maintenance patches during the support period, which is usually one year. The majority of our license customers purchase maintenance upon the initial licensing of our software. In addition, the majority of these customers renew their maintenance agreements annually. An increase in the number of the

Company’s customers and the resulting demand for these services further helped drive the increase in service revenues for the three and nine months ended September 30, 2003.

     Direct and Indirect Revenues

     Concord markets its products in the United States primarily through a direct sales force. Internationally, Concord markets primarily through indirect channels, which include channel partners and other resellers.

	Three Months Ended			Nine Months Ended

	September 30,		September 30,	September 30,		September 30,
(Dollars in thousands)	2003	Percent Change	2002	2003	Percent Change	2002

Direct	$15,484	4.5%	$14,824	$46,398	10.7%	$41,900
Indirect	11,076	34.6%	8,230	29,894	5.5%	28,342

Total Revenues	$26,560	15.2%	$23,054	$76,292	8.6%	$70,242

Percent of Total Revenues
Direct	58.3%		64.3%	60.8%		59.7%
Indirect	41.7%		35.7%	39.2%		40.3%

     The increase in revenues from our indirect channel for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002 was due to the increased sales by our channel partners to European customers. The increase in revenues from our direct channel for the three months ended September 30, 2003 as compared to the three months ended September 30, 2003 was due, in part, to improved performance by our sales force due to our investment in sales training. The increase in revenues from our indirect channel for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002 was due to increased international sales. The increase in revenues from our direct channel for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2003 was mostly due to the increased sales by our direct sales force to European managed service providers

     International Revenues

     Concord has thirteen international subsidiaries and two international branch offices. Concord has customers in 65 countries.

	Three Months Ended			Nine Months Ended

	September 30,		September 30,	September 30,		September 30,
(Dollars in thousands)	2003	Percent Change	2002	2003	Percent Change	2002

International Revenues
United Kingdom	$1,894	66.1%	$1,140	$8,041	81.8%	$4,423
Germany	3,790	209.4%	1,225	7,230	82.8%	3,955
Europe (excluding the U.K. and Germany)	2,075	-8.6%	2,269	8,549	19.5%	7,155
Rest of the World	3,879	14.0%	3,404	11,132	7.7%	10,337

Total International Revenues	$11,638	44.8%	$8,038	$34,952	35.1%	$25,870

Percent of Revenues
Domestic	56.2%		65.1%	54.2%		63.2%
Europe (Including the U.K. and Germany)	29.2%		20.1%	31.2%		22.1%
Rest of the World	14.6%		14.8%	14.6%		14.7%

     The increase in international revenues for the three months ended September 30, 2003 as compared to the corresponding prior year period was driven primarily by increased sales to UK and German customers. The increase in international revenues for the nine months ended September 30, 2003 as compared to the corresponding prior year period was driven primarily by strong demand by European managed service providers. We expect revenue from international customers will be 40% to 50% of total revenues; however, there can be no assurance that we will be successful in meeting this target. We believe that continued growth and profitability will require further expansion of our sales, marketing and customer service functions in international markets. We expect to commit additional time and development resources to customizing our products and services for selected international markets.

     Segment Revenues

     Concord’s reportable segments are determined by customer type: managed service providers/telecommunications carriers (“MSP/TC”) and enterprise.

	Three Months Ended			Nine Months Ended

	September 30,		September 30,	September 30,		September 30,
(Dollars in thousands)	2003	Percent Change	2002	2003	Percent Change	2002

Segment Revenues
MSP/TC	$7,725	-20.4%	$9,703	$36,033	31.1%	$27,494
Enterprise	18,835	41.1%	13,351	40,259	-5.8%	42,748

Total Revenues	$26,560	15.2%	$23,054	$76,292	8.6%	$70,242

Percent of Revenues
MSP/TC	29.1%		42.1%	47.2%		39.1%
Enterprise	70.9%		57.9%	52.8%		60.9%

     The increase in enterprise revenue for the three months ended September 30, 2003 as compared to the corresponding prior year period was driven primarily by increased sales to European based enterprises. Most of our license transactions greater than $100,000 were with enterprises customers in that period. The number of license revenue transactions valued at greater than $100,000 can be concentrated in a specific segment in a given quarter due to unpredictable buying patterns. This variability can lead to the quarterly fluctuation in the relative percentage of revenues represented by enterprises and MSP/TC customers. This concentration of transactions greater than $100,000 with enterprise customers explains, in part, the decrease of MSP/TC revenue. The increase of MSP/TC revenue for the nine months ended September 30, 2003 as compared to the corresponding prior year periods was driven primarily by strong demand by European managed service providers. We expect that MSP/TC revenue will be 40% to 50% of total revenues; however, there can be no assurance that we will be successful in meeting this target.

     Cost of Revenues

     Cost of revenues includes cost of license revenues and cost of service revenues.

	Three Months Ended			Nine Months Ended

	September 30,		September 30,	September 30,		September 30,
(Dollars in thousands)	2003	Percent Change	2002	2003	Percent Change	2002

Cost of License Revenues	$826	76.1%	$469	$2,098	46.7%	$1,430
Cost of Service Revenues	4,085	8.0%	3,782	12,172	7.5%	11,322

Total Cost of Revenues	$4,911	15.5%	$4,251	$14,270	11.9%	$12,752

Percent of Total Revenues
Cost of License Revenues	3.1%		2.0%	2.7%		2.0%
Cost of Service Revenues	15.4%		16.4%	16.0%		16.1%

     The increase in total cost of revenues for the three and nine months ended September 30, 2003 compared to the three and nine months ended September 30, 2002 is mainly driven by higher royalty costs, amortization expense associated with the completed technology intangible asset and the costs associated with the opening, in the first quarter of 2003, of a technical support call center in Australia which is servicing our customers in the Asia-Pacific region.

     Cost of License Revenues

     Cost of license revenues includes expenses associated with royalty fees, production, fulfillment, product documentation and amortization expense associated with the completed technology intangible asset. Royalty costs are composed of third party software costs. The Company bundles third party software in some of its products when it determines that bundling such software is cost-effective or increases the effectiveness of Concord’s products. In some instances, the Company has determined that it can be cost prohibitive to develop such software applications, especially if such applications are already available in the marketplace. In addition, bundling third party software allows Concord, in certain instances, to accelerate the delivery of increased functionality within a short timeframe.

     The increase in total cost of license revenues for the three and nine months ended September 30, 2003 compared to the three and nine months ended September 30, 2002 is driven by the amortization expense and higher royalty costs. Each factor contributed about 33% and 50%, respectively, of the increase for the three months ended September 30, 2003 as compared to the corresponding prior year period. Each factor contributed about 20% and 80%, respectively, of the increase for the nine months ended September 30, 2003 as compared to the corresponding prior year period. The amortization expense is related to the acquisition of netViz and represents the amortization associated with completed technology intangible asset which has an estimated useful life of 4 years. The increase in royalty costs was driven by higher maintenance costs relating to third party software and by the release, in the second quarter of 2003, of the latest version of our software, which included Oracle’s database software. Each factor contributed about 35% and 65% respectively, of the increase. Third party maintenance charges are usually based on the number of sold units. As the Company’s installed base has grown, the number of its products under maintenance, which includes third party software, has also increased.

     Cost of Service Revenues

     Cost of service revenues includes the personnel costs associated with providing customer support in connection with maintenance, training and professional service contracts.

     The increase in total cost of service revenues is attributable to the costs associated with the opening, in the first quarter of 2003, of a technical support call center in Australia which is servicing our customers in the Asia-Pacific region. The cost of service revenues as a percentage of revenue decreased for the three months ended September 30, 2003 as compared to the corresponding prior year period as the increase in total revenue outpaced the increase in cost of service revenues. The cost of service revenues as a percentage of revenue decreased slightly for the nine months ended September 30, 2003 as compared to the corresponding prior year period as revenues increased at a slightly high rate than the increased of cost of service revenues.

     Gross Profit

     Total gross profit includes gross profit from license revenues and gross profit from service revenues.

	Three Months Ended			Nine Months Ended

	September 30,		September 30,	September 30,		September 30,
(Dollars in thousands)	2003	Percent Change	2002	2003	Percent Change	2002

Gross Profit	$21,649	15.1%	$18,803	$62,022	7.9%	$57,490
Percent of Revenues
Gross Profit	81.5%		81.6%	81.3%		81.9%

     The increase in total gross profit, in dollars, for the three and nine months ended September 30, 2003 as compared to the corresponding prior year periods is due to an increase in total revenues. The decrease in gross profit percentage for the three and nine months ended September 30, 2003 compared to the three and nine months ended September 30, 2002 was mainly attributable to an increase in royalties costs. We expect to increase our gross profit in absolute dollars; however, this will depend upon our revenue growth, among other factors. Accordingly, there can be no assurance that we will be successful in increasing our gross profit on an absolute dollars basis of total revenues.

     Research and Development Expenses

     Research and development expenses consist primarily of personnel costs associated with software development.

	Three Months Ended			Nine Months Ended

	September 30,		September 30,	September 30,		September 30,
(Dollars in thousands)	2003	Percent Change	2002	2003	Percent Change	2002

Research and Development	$5,897	12.1%	$5,259	$16,746	1.8%	$16,445
Percent of Total Revenues:
Research and Development	22.2%		22.8%	21.9%		23.4%

     Research and development expenses increased in absolute dollar terms for the three and nine months ended September 30, 2003 compared to the same period in the prior year mostly due to increased employment- related costs, such as salaries, bonuses and benefits. Costs of research and development as a percentage of total revenues for the three and nine months ended September 30, 2003 compared to the same period in the prior year decreased slightly as a result of relatively greater increase in total revenues. We intend to decrease our research and development expenses as a percentage of total revenues. Our ability to decrease these expenses as a percentage of total revenues will depend upon our revenue growth, among other factors. Accordingly, there can be no assurance that we will be successful in decreasing our research and development expenses as a percentage of total revenues.

     Sales and Marketing Expenses

     Sales and marketing expenses consist primarily of salaries, commissions to sales personnel and agents, travel, tradeshow participation, public relations, advertising and other promotional expenses.

	Three Months Ended			Nine Months Ended

	September 30,		September 30,	September 30,		September 30,
(Dollars in thousands)	2003	Percent Change	2002	2003	Percent Change	2002

Sales and Marketing	$12,490	5.7%	$11,818	$36,434	1.6%	$35,843
Percent of Total Revenues:
Sales and Marketing	47.0%		51.2%	47.7%		51.0%

     The sales and marketing expenses increased for the three months ended September 30, 2003 compared to the same period in the prior year due to increased sales expenses which were partially offset by lower marketing expenses. Sales expenses increased by approximately 12% due to additional headcount and higher sales commissions and bonus payments to our sales force. Each factor contributed approximately 33% and 60%, respectively, to the increase. Marketing expenses decreased by approximately by 7% due to lower marketing program spending and lower headcount. Each factor contributed about equally to the decrease. The sales and marketing expenses increased for the nine months ended September 30, 2003 compared to the same period in the prior year due to increased sales expenses which were partially offset by lower marketing expenses. Sales expenses increased by approximately 8% due to additional headcount and higher sales commissions and bonus payments to our sales force resulting from higher license revenues. Each factor contributed about 33% and 50%, respectively, to the increase. Marketing expenses decreased by approximately 6% due to lower marketing program spending and lower headcount. Each factor contributed about 45% and 25%, respectively, to the decrease. We expect to decrease these expenses as a percentage of total revenues; however, this will ultimately depend upon our revenue growth, among other factors. Accordingly, there can be no assurance that we will be successful in decreasing our sales and marketing expenses as a percentage of total revenues.

     General and Administrative Expenses

     General and administrative expenses consist primarily of salaries for financial, accounting, legal, investor relations, human resources, administrative and management personnel.

	Three Months Ended			Nine Months Ended

	September 30,		September 30,	September 30,		September 30,
(Dollars in thousands)	2003	Percent Change	2002	2003	Percent Change	2002

General and Administrative	$2,156	23.8%	$1,742	$6,462	16.0%	$5,569
Percent of Total Revenues:
General and Administrative	8.1%		7.6%	8.5%		8.0%

     General and administrative expenses increased for the three months ended September 30, 2003 as compared to the corresponding prior year period mainly due to higher employee-related expenses and higher administrative expenses, such as legal and auditing fees. Each factor contributed about 55% and 30%, respectively, to the increase. General and administrative expenses increased for the nine months ended September 30, 2003 as compared to the corresponding prior year period due to higher salaries and incentive related expenses and higher administrative fees, which were offset in part by lower bad debt expenses. Each factor contributed about 60%, 30% and 50%, respectively, to the variance. We expect to decrease these expenses as a percentage of total revenues; however, this will ultimately depend upon our revenue growth, among other factors. Accordingly, there can be no assurance that we will be successful in decreasing our expenses as a percentage of total revenues.

     Stock-Based Compensation

     Stock-based compensation relates to the issuance of stock options with exercise prices below the deemed fair value of the Company’s common stock at the date of grant. Deferred stock-based compensation resulted solely from the issuance of stock options to employees of FirstSense Software, Inc. (“FirstSense”) in connection with the Company’s acquisition of FirstSense on February 4, 2000 and is amortized through charges to operations over the vesting period of the options, which is generally four years. Stock-based compensation was $14,000 and $25,000 for the three months ended September 30, 2003 and 2002, respectively. Stock based compensation for the nine months ended September 30, 2003 and 2002 was $48,000 and $85,000 respectively. For the three and nine months ended September 30, 2003, the Company did not record any forfeiture-related reversals of deferred stock based compensation. For the nine months ended September 30, 2002, the Company recorded reversals of deferred stock based compensation resulting from forfeiture of unvested employee stock options of $65,000. There were no forfeitures of deferred stock compensation for the three months ended September 30, 2002.

     Acquisition-Related Charges

     Acquisition-related charges are expenses associated with the acquisition of netViz; these include mostly legal and audit fees. These costs were approximately $40,000 for the three and nine months ended September 30, 2003. There were no acquisition related charges incurred in the three and nine months ended September 30, 2002.

     In-Process Research & Development

     In process research & development expenses relate to the licensing by Concord of components of Tavve’s technology. Concord has licensed Tavve’s root cause analysis and discovery of layer 2 and 3 network topology to build upon Concord’s current position in optimizing application availability and performance across networks and systems. These costs were approximately $1.0 million for the three and nine months ended September 30, 2003. There were no in process research & development expenses incurred in the three and nine months ended September 30, 2002.

     Other Income

     Other income consists of interest earned on funds available for investment, net of foreign currency exchange gains and losses, and miscellaneous foreign taxes.

	Three Months Ended			Nine Months Ended

	September 30,		September 30,	September 30,		September 30,
(Dollars in thousands)	2003	Percent Change	2002	2003	Percent Change	2002

Interest Income	$684	-16.3%	$817	$2,110	-11.9%	$2,396
Other	(168)	122.4%	(76)	(538)	346.4%	(121)

Total Other Income, net	$516	-30.4%	$741	$1,572	-30.9%	$2,275

Percent of Total Revenues
Other Income	2.0%		3.2%	2.1%		3.2%

     The decrease of interest income for the three and nine months period ended September 30, 2003 is due to lower yield on our investment portfolio which is driven by lower interest rates. The increase in other expenses for the three and nine months period ended September 30, 2003 is due to larger foreign currency transaction and translation losses attributable to a weaker US dollar to other local currencies.

     Provision for Income Taxes

     The Company recorded an income tax provision of $93,000 and $136,000 for the three months ended September 30, 2003 and 2002, respectively, and $355,000 and $375,000 for the nine months ended September 30, 2003 and 2002, respectively. The reduced income tax provisions for the three and nine months ended September 30, 2003 and 2002 are mainly related to foreign taxes.

LIQUIDITY AND CAPITAL RESOURCES

	September 30,		December 31,
(Dollars in thousands)	2003	Change	2002

Working Capital	$56,607	-0.6%	$56,975
Cash, cash equivalents and short-term investments (net of restricted cash)	$75,544	3.7%	$72,831

	Nine Months Ended

	September 30,		September 30,
(Dollars in thousands)	2003	Change	2002

Cash provided by operating activities	$8,634	87.1%	$4,615
Cash provided by (used for) investing activities	$(12,586)	87.6%	$(6,710)
Cash used for financing activities	$1,740	-1.4%	$1,765

     Working capital

     Working capital has remained relatively unchanged during the first nine months of 2003. Increases in cash and cash equivalents and marketable securities of $2.3 million and accounts receivable of $2.4 million were offset by increases in deferred revenue of $3.1 million and accounts payable and accruals of $1.3 million.

     Cash, cash equivalents and short-term investments (net of restricted cash)

     Cash, cash equivalents and short-term investments consist of highly liquid investments in time deposits held at major banks, commercial paper, United States government agency discount notes, money market mutual funds and other money market securities with original maturities of 90 days or less.

     Cash provided by operating activities

     Net cash provided by operating activities was $8.6 million for the nine months ended September 30, 2003 and $4.6 million for the nine months ended September 30, 2002. Accounts receivable increased $2.1 million primarily due to revenue growth. Our quarterly days sales outstanding (DSO) increased to 67 days at September 30, 2003 compared to 66 days at December 31, 2002. DSO measures both the age, in terms of days, of our accounts receivable and the average time it takes to turn the receivable into cash. There are a number of factors affecting DSO, including our payment terms and collection ability. Deferred revenue increased $2.5 million for the nine months ended September 30, 2003 mainly due to an increase in new and renewed maintenance contracts.

     Cash used for investing activities

     Investing activities have consisted of the acquisition of property and equipment, most notably computer and networking equipment to support the corporate infrastructure, investments in marketable securities and the acquisition of netViz. The Company manages its market risk on its investment securities by selecting investment grade securities with the highest credit ratings and relatively short duration that trade in highly liquid markets.

     Cash provided by financing activities

     Financing activities consisted primarily of the issuance of common stock from the exercise of stock options during the nine months ended September 30, 2003 and 2002.

     netViz had, as of the date of its acquisition, cash of $0.4 million held in a checking and savings bank accounts. The cash was part of the assets acquired by Concord. The balances of these accounts as of September 30, 2003 are included in cash and cash equivalents.

     As of September 30, 2003, the Company had future payments under facility and certain equipment lease agreements expiring through August 2008 of $3.9 million, $6.3 million and $1.1 million in one year, two to three years, and thereafter, respectively.

     As required by SFAS No. 109, management of the Company has evaluated the positive and negative evidence bearing upon the realizability of the Company’s deferred tax assets. The Company has significantly reserved for its deferred tax assets by recording a valuation allowance. The resulting net deferred tax asset of $4.3 million is based on the Company’s estimate of future taxable income it expects to generate; all other tax assets have been fully reserved. The factors that weighed most heavily on management’s decision to record this amount of a valuation allowance were the Company’s history of prior profitability, current profitability, current economic conditions and forecasted profitability over the next several years. In addition, the Company is subject to rapid technological change, competition from substantially larger competitors, a limited family of products and other related risks, as more thoroughly described in the “Factors That Could Affect Future Results” section of the Company’s Form 10-Q for the quarterly period ended September 30, 2003. As a result, the Company found the evidence described above to be the most reliable objective evidence available in determining that a valuation allowance against its tax assets would be necessary. Significant management judgment is required in determining the valuation allowance recorded against the net deferred tax assets. Management is unsure whether the Company will have sufficient future taxable income to allow it to use all net operating losses and tax credit carryforwards before they expire. The valuation allowance is based on management’s estimates of taxable income by jurisdiction in which the Company operates and the period over which the deferred tax assets will be recoverable. In the event that actual results differ from these estimates or the Company adjusts these estimates in future periods, the Company may need to establish an additional valuation allowance. Establishing new or additional valuation allowances could materially adversely impact the Company’s financial position and results of operations.

     Pursuant to the Tax Reform Act of 1986, the utilization of net operating loss carryforwards for tax purposes may be subject to an annual limitation if a cumulative change of ownership of more than 50% occurs over a three-year period.

     As of September 30, 2003, Concord’s principal sources of liquidity included cash, cash equivalents and marketable securities. The Company believes that its current cash, cash equivalents, marketable securities and cash provided by future operations will be sufficient to meet its working capital and anticipated capital expenditure requirements for at least the next 12 months. Although operating activities may provide cash in certain periods, to the extent Concord experiences growth in the future, its operating and investing activities may require additional cash. Consequently, any such future growth may require Concord to obtain additional equity or debt financing.

RECENT ACCOUNTING PRONOUNCEMENTS

     In April 2003, the Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 149 (“SFAS 149”), “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS 149 clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative, amends the definition of an underlying contract, and clarifies when a derivative contains a financing component in order to increase the comparability of accounting practices under SFAS No. 133. The statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. Concord adopted this standard on July 1, 2003 and its adoption did not have any impact on the Company’s financial position or results of operations.

     In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. The Statement is effective for financial instruments entered into or modified after May 31, 2003. Concord adopted this standard on June 1, 2003 and its adoption did not have any impact on the Company’s financial position or results of operations.

     In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after December 15, 2003. The adoption of this standard is not expected to have a material impact on the Company’s financial position or results of operations as the Company currently does not have variable interest entities.

     In November 2002, the Emerging Issues Task Force of the FASB reached a consensus on Issue 00-21, Accounting for Revenue Arrangements with Multiple Deliverables (EITF 00-21). EITF 00-21 requires that for revenue arrangements with multiple deliverables, those deliverables be divided into separate units of accounting if the deliverables meet certain criteria as defined by EITF 00-21. Arrangement consideration is to be allocated among the separate units of accounting based on their relative fair values and revenue recognition decisions should be considered separately for each separate unit of accounting. EITF 00-21 is effective for all arrangements entered into in fiscal periods beginning after June 15, 2003, with early adoption permitted. The Company’s multiple element arrangements fall within the scope of SOP 97-2 and, therefore, EITF 00-21 is not applicable to the Company.

     In August 2003, the EITF reached a consensus on Issue 03-05, “Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software.” EITF 03-05 addresses the applicability of SOP 97-2 to non-software deliverables in an arrangement containing more-than-incidental software. In an arrangement that includes software that is more than incidental to the products or services as a whole, software and software-related elements are included within the scope of SOP 97-2. Software-related elements include software products and services, as well as any non-software deliverables for which software deliverable is essential to its functionality. The adoption of EITF 03-05 did not have a material impact on the Company’s consolidated financial results. The Company will classify all software-related services and products as software license on its consolidated statement of operations.

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

     Our product functionality has expanded to include fault and performance management features to penetrate the networks, systems and applications markets. While sales of our systems and applications products were approximately 30% of our license revenues for the fiscal quarter ended September 30, 2003, we still have a limited operating history in this expanded market upon which we can evaluate our business. The integrated application performance market is highly competitive and rapidly evolving. Additionally, many of our competitors in this new market have a longer operating history and greater resources. Our limited operating history, intense competition in the market, and an uncertain economic climate make the accurate prediction of future results of operations difficult or impossible.

     In addition to sales of our eHealth® Suite, we will continue to sell netViz products that enable customers to visualize business processes and map relationships within the supporting technology infrastructure through data-driven icons. We have a limited operating history in this market making the accurate prediction of future results of operations difficult or impossible.

     Our future operating results must be considered in light of these factors.

     Failure to successfully integrate netViz may adversely impact our business.

     In July 2003, we completed the acquisition of netViz Corporation, a developer of software that enables customers to visualize business processes and allows them to map relationships within the supporting technology infrastructure through data-driven icons. The acquisition of netViz Corporation provides us the opportunity to integrate the netViz products and our existing products and to continue to market and sell the netViz products as a distinct product set. Additionally, we must integrate the netViz personnel, manage operations and personnel in multiple locations, and retain netViz customers. Our efforts to integrate netViz may not be successful, which could adversely impact our business. This acquisition may adversely impact our business through:

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

     Failure to successfully incorporate new technologies may adversely impact our business.

     During the third fiscal quarter of 2003, the Company completed the acquisition of netViz and entered into a license agreement with Tavve to acquire Tavve’s technology relating to root cause analysis and discovery of layers 2 and 3 of the network topology. The Company plans to integrate the netViz technology, the eHealth®Suite technology, and the Tavve technology to enable customers to employ data-driven icons to visualize and take action on the critical relationships between business processes, application services, and network and system infrastructures.

     During the fourth fiscal quarter of 2003, we plan to launch an enhanced Voice-Over-IP solution. The Voice-Over-IP solution is designed to enable customers to manage the voice traffic carried on their IP network. It is our expectation that the Voice-Over-IP solution will help generate new product and services revenue as the management of voice traffic over the IP network becomes increasingly important for our customers.

     While we believe the incorporation of these technologies into our products will increase our products and services revenue, the markets for these integrated products are at an early stage of development and is evolving, thereby making it difficult to assess:

•	the size of the market;

•	the competitive landscape;

•	the appropriate features and prices for products to address this market;

•	the optimal distribution and marketing strategy; and

•	the market that will develop and the impact of large competitors within the market.

     Failure to successfully market and sell our integrated product may adversely impact our business.

     We cannot ensure that our revenues will grow or that we will continue to be profitable.

     We have expended considerable resources to the research and development of new technologies and new or improved product features that have enabled us to retain existing customers and penetrate new markets both in the United States and internationally. This investment in product development allowed the company to achieve revenue growth and profitability for the fiscal quarter ended September 30, 2003. Despite our results in the third fiscal quarter of 2003, we cannot ensure that we can generate revenue growth on a quarterly or annual basis, or that we can achieve or sustain any revenue growth in the future.

     In an effort to retain profitability and adequately fund research and development, we continue to work to reduce our operating expenses while maintaining funding for product development. However, competition in the marketplace may require us to increase our operating expenses in the future in order to:

•	fund higher levels of research and development;

•	increase our sales and marketing efforts;

•	develop new distribution channels;

•	broaden our customer support capabilities; and

•	respond to unforeseeable economic or business circumstances.

To the extent that increases in our operating expenses precede or are not followed by increased revenues, our profitability will be at risk.

     Our quarterly operating results may fluctuate.

     We are likely to experience significant fluctuations in our quarterly operating results caused by many factors, including, but not limited to:

•	changes in the demand for our products by customers or groups of customers;

•	the timing, composition, and size of orders from our customers, including the tendency for significant bookings to occur in the final two weeks of each fiscal quarter;

•	difficulties penetrating new markets for our products;

•	costs associated with the integration of acquired companies and/or new technologies;

•	our customers’ spending patterns and budgetary resources for our products;

•	geopolitical conditions in the world;

•	the success of our new customer generation activities;

•	introductions or enhancements of products, or delays in the introductions or enhancements of products, by us or our competitors;

•	changes in our pricing policies or those of our competitors;

•	changes in the distribution channels through which our products are sold;

•	our success in anticipating and effectively adapting to developing markets and rapidly changing technologies;

•	our success in attracting, retaining, and motivating qualified personnel;

•	the publication of opinions about us and our products, or our competitors and their products, by industry analysts or others;

•	changes in general economic conditions; and

•	changes in accounting rules, such as recording expenses for employee stock option grants.

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

     We derive and likely will continue to derive a significant portion of our revenues from the sales of our products to telecommunication carriers, service providers, and enterprise customers. These markets worldwide have suffered from a turbulent economy during 2002 and the first nine months of fiscal 2003. Although we have seen a slight increase in interest from managed service providers, we have been negatively affected by the general weakness in capital spending within the aforementioned markets, particularly in the telecommunications industry. The volume of sales of our products and services to telecommunication carriers, service providers, and enterprise customers may increase at a slower rate than we expect or our sales to these customers may decrease.

     The market for application performance management software is emerging.

     The market for our application performance management software is in an early stage of development. Targeting this market is central to the development and marketing of our products, but this market is emerging, and it is difficult to assess:

•	the size of the application performance management market;

•	the appropriate features and prices for products to address this market;

•	the optimal distribution strategy; and

•	the market that will develop and the impact of large competitors within the market.

     Presently, this market is very competitive and we are in direct competition with larger companies that have substantially greater resources to fund the development of competitive products and the creation and maintenance of direct and indirect sales channels. The rapidly evolving application performance market and the continued presence of larger companies in this market may impact our ability to retain or increase our market share.

     The market for application availability and performance management software is emerging.

     The market for our application availability and performance products is in an early stage of development. Although the rapid expansion and increasing complexity of computer applications, systems, and networks in recent years have increased the demand for fault and performance management software products, the awareness of, and the demand for, an integrated fault and performance solution is a recent development; therefore, it is difficult to assess:

•	the size of this market;

•	the appropriate features and prices for products to address this market;

•	the optimal distribution strategy; and

•	the market that will develop and the impact of large competitors within the market.

     The development of this market and our growth will depend significantly upon the desire and success of telecommunication carriers, managed services providers, and enterprise customers to integrate availability and performance management functionality into their applications, systems, and networks. Moreover, this market is very competitive and we are in direct competition with larger companies that have substantially greater resources to fund the development of competitive products and the creation and maintenance of direct and indirect sales channels. The integration of availability and performance management functionality into the applications, systems, and networks of telecommunication carriers, managed services providers, and enterprise customers and the presence of larger competitors in this market may impact our ability to retain or increase our market share.

     The markets for our products are intensely competitive and rapidly evolving.

     We sell software products designed to help companies effectively manage their applications, systems, and networks. As we offer application availability and performance products to manage the IT infrastructure, and therefore compete both with companies that market comprehensive products to manage the IT infrastructure and with companies that market products for particular segments of the IT infrastructure (e.g. applications). The markets for our products are intensely competitive and rapidly evolving. Our competitors include:

•	application performance software vendors;

•	fault management software vendors;

•	IT visualization software vendors;

•	report toolset niche vendors;

•	enterprise management software, framework and platform providers;

•	software vendors providing service assurance for the wireless market;

•	large, well-established management framework companies that have developed network or application management platforms;

•	developers of network element management solutions;

•	probe vendors;

•	telecommunications vendors;

•	system agent vendors; and

•	vendors that provide, as a service, some of the functionality of our products.

     We expect competition to persist, increase, and intensify in the future, which will likely result in price competition within our relevant market. If we do not provide products that achieve success in our market in the short term, we could suffer an insurmountable loss in market share and brand name acceptance. We cannot ensure that we will compete effectively with current and future competitors.

     Market acceptance of our eHealth®products and services is critical to our success.

     We currently derive significant revenues from the sale of eHealth® Suite products and services, and we expect that revenues from these products and services will continue to account for a significant portion of our revenues in the foreseeable future. Broad market acceptance of these products and services is critical to our future success. We cannot ensure that market acceptance of our eHealth®Suite products and services will increase or even remain at current levels. Factors that may affect the market acceptance of our products and services include:

•	the availability and price of competing integrated solutions, products and technologies;

•	the demand for integrated, as opposed to stand-alone, solutions; and

•	the success of our sales efforts and those of our marketing partners.

     Moreover, if demand for integrated fault and performance management software products and services increases, we anticipate that our competitors will introduce additional competitive products and services and new competitors could enter our market and offer alternative products and services resulting in decreased market acceptance of our products and services.

     Market acceptance of our netViz products is critical to our success.

     We market and sell netViz products and services. Our revenue is derived primarily from the sale of eHealth®Suite products and services, but revenue derived from the sale of netViz products and services constitutes an important component of our quarterly and annual results. Market acceptance of the netViz products and services is critical to our future success. We cannot ensure that market acceptance of netViz products and services will increase or even remain at current levels. Factors that may affect the market acceptance of netViz products and services include:

•	the availability and price of competitive products and services;

•	the ability of others to develop products and services that meet the needs of the market;

•	the demand for data-driven visualization software; and

•	the success of our sales efforts and those of our channel partners.

     Moreover, if demand for data-driven visualization products increases, we anticipate increased competition in the market from existing and new competitors that could enter our market and offer alternative products resulting in decreased market acceptance of our products.

     We may need future capital funding.

     We plan to continue to expend substantial funds on the continued development, marketing, and sale of the eHealth®Suite product family. While we have approximately $75.5 million in short term investments (cash, cash equivalents and marketable securities), excluding restricted cash totaling $0.4 million as of September 30, 2003, we cannot ensure that our existing capital resources and any funds that may be generated from future operations together will be sufficient to finance our future operations or that other sources of funding will be available on terms acceptable to us, if at all. In addition, future sales of substantial amounts of our securities in the public market could adversely affect prevailing market prices and could impair our future ability to raise capital through the sale of our securities.

     We must introduce product enhancements and new products on a timely basis.

     Because of rapid technological change in the software industry, potential changes in the architecture of the IT infrastructure, changes in the software markets in which our product and services are sold, and changes in industry standards, the market acceptance of updated versions of our eHealth® Suite is difficult to estimate. We cannot ensure that:

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

     International tensions, exacerbated by the war in Iraq and the war against global terrorism contribute to an uncertain political and economic climate, both in the United States and globally, which may affect our ability to generate revenue on a predictable basis. As we sell products both in the United States and internationally, the threat of future terrorist attacks may adversely affect our business.

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

     The introduction of products embodying new technologies and the emergence of new industry standards can render existing products and integrated product solutions obsolete and unmarketable. While we actively work to develop products that operate with standard protocols, any change in industry standards or the emergence of new network technologies could affect the compatibility of our products, which in turn could affect the demand for, or the pricing of, our products and services.

     We rely on strategic partners and other evolving distribution channels.

     Our distribution strategy is to develop multiple distribution channels, including sales through:

•	strategic marketing partners;

•	value added resellers;

•	system integrators;

•	telecommunication carriers;

•	original equipment manufacturers; and

•	independent software vendors and international distributors.

     We have developed a number of these relationships and intend to continue to develop new “channel partner” relationships. We have focused on identifying and developing our key distribution partners worldwide to maximize the success of our indirect sales. As part of this process, we have decreased the total number of distributors selling our products and services, but increased the quality and focus of our most valuable distributors through improved training and development programs. Our success will depend in large part on our development of these more focused distribution relationships and on the performance and success of other third parties that distribute our products and services, particularly telecommunication carriers and other network service providers. We sell our products and services in the United States through both direct sales to customers and indirect sales to customers through our channel partners. Outside the United States, we sell our products and services primarily through indirect sales via our channel partners. Our international channel partners are located in Europe, the Middle East, Africa, Asia, and North and South America and are subject to local laws, regulations, and customs that may make it difficult to accurately assess the potential revenues that can be generated from a certain market. Our success depends upon our ability to attract and retain valuable channel partners and to accurately assess the size and vitality of the markets in which our products and services are sold. While we have implemented policies and procedures to achieve this, we cannot predict the extent to which we are able to attract and retain financially stable, motivated channel partners. Additionally, our channel partners may not be successful in marketing and selling our products and services. We may:

•	fail to attract important and effective channel partners;

•	fail to penetrate our targeted market segments through the use of channel partners; or

•	lose any of our channel partners, as a result of competitive products and services offered by other companies, products and services developed internally by these channel partners, their financial insolvency or otherwise.

     We may fail to manage successfully the growth of our business.

     We have experienced employee turnover in our sales and operations personnel; our products and services have become increasingly complex, and our distribution channels are being developed and expanded. The rapid evolution of our markets and the increasing complexity of our products and services have placed, and is likely to continue to place, significant strains on our administrative, operational, and financial resources and increase demands on our internal systems, procedures, and controls that may impact our ability to grow our business.

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

     Our successful expansion into certain countries will require additional modification of our products and services, particularly national language support. Presently, the majority of our current export sales are denominated in United States dollars. To the extent that international sales continue to be denominated in United States dollars, an increase in the value of the United States dollar relative to other currencies could make our products and services more expensive and, therefore, potentially less competitive in international markets. In certain European Union countries, however, we have introduced pricing in Euros. While we do maintain a foreign currency-hedging program on accounts receivable, to the extent that future international sales are denominated in foreign currency, our operating results will be subject to risks associated with foreign currency fluctuation. Additionally, as we increase our international sales, seasonal fluctuations in revenue generation resulting from lower sales that typically occur during the summer months in Europe and other parts of the world may affect our total revenues.

     Our failure to protect our intellectual property rights may harm our competitive position.

     Our success depends significantly upon our proprietary technology. We rely on a combination of patent, copyright, trademark and trade secret laws, product and services agreements, non-disclosure agreements, and other contractual provisions to establish, maintain, and protect our proprietary rights. These means afford only limited protection.

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

     In addition, the laws of some foreign countries do not protect proprietary rights to as great an extent as do the laws of the United States. In addition, some of our products are licensed under end user license agreements (also known as shrink-wrap licenses) that are not signed by licensees. The law governing the enforceability of shrink-wrap license agreements is not settled in most jurisdictions. There can be no guarantee that we would achieve success in enforcing one or more shrink-wrap license agreements if we sought to do so in a court of law.

     We license certain technologies from third parties.

     We license from third parties, generally on a non-exclusive basis, certain technologies used in our products, including the root cause analysis and discovery of layer 2 and 3 network topology technology from Tavve that is expected to be integrated with Concord technology to expand the functionality of our products. The incorporation of third party technology is an important component of our product development and the termination of any such licenses, or the failure of the third-party licensors to adequately maintain or update their products, could result in delay in our shipment of certain of our products while we seek to implement technology offered by alternative sources, and any required replacement licenses could prove costly. While it may be necessary or desirable in the future to obtain other licenses relating to one or more of our products or relating to current or future technologies, we cannot ensure that we will be successful in doing so on commercially reasonable terms or at all.

     In the second quarter of 2003, we started shipping Oracle® software as the database on which the eHealth® Suite runs. While we believe the switch to Oracle will make our products even more robust and we are comfortable with the choice of Oracle as a database vendor, there is no guarantee that our customers will readily accept this change. As with any vendor, there also is no guarantee that Oracle will be able to continue to deliver to us an acceptable database solution, nor that the product Oracle delivers will continue to interface effectively with our eHealth®Suite of products.

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

     Because our products are used by our customers to identify and predict current and future application, system, and network problems and to avoid failures of the IT infrastructure to support critical business functions, design defects, software errors, misuse of our products, incorrect data from network elements, or other potential problems, within or out of our control, may arise from the use of our products and could result in financial or other damages to our customers. Our license agreements with our customers typically contain provisions designed to limit our exposure to potential claims as well as any liabilities arising from such claims. As a matter of practice, our license agreements limit our liability in regards to product liability claims, and in many agreements, our maximum liability for product liability claims is limited to the equivalent of the cost of the products licensed under that agreement. However, any litigation or similar procedure related to a product liability claim may require considerable resources to be expended that could adversely affect our business and financial condition and decrease future revenues.

     The conviction of Arthur Andersen LLP may limit potential recoveries related to their prior service as our independent auditors.

     Arthur Andersen LLP served as our independent auditors until June 10, 2002. On June 10, 2002, we dismissed Arthur Andersen LLP and on June 11, 2002, we retained PricewaterhouseCoopers LLP as our independent auditors. On June 15, 2002, Arthur Andersen LLP was found guilty on federal obstruction of justice charges arising from the government’s investigation of Enron Corporation. Following this conviction, Arthur Andersen LLP informed the SEC that it would cease its operations. Securities and Exchange Commission (“SEC”) rules require us to present historical audited financial statements in various SEC filings, such as registration statements, along with consents from Arthur Andersen LLP to include its audit report in those filings. In light of the cessation of Arthur Andersen LLP’s SEC practice, we will not be able to obtain the consent of Arthur Andersen LLP for the inclusion of its audit report in our relevant current and future filings. The SEC has provided regulatory relief designed to allow companies that file reports with the SEC to dispense with the requirement to file a consent of Arthur Andersen LLP in certain circumstances, but purchasers of securities sold under our registration statements, which were not filed with the consent of Arthur Andersen LLP for the inclusion of its audit report will not be able to file suit against Arthur

Andersen LLP pursuant to Section 11(a)(4) of the Securities Act and therefore their right of recovery under that section may be limited as a result of the lack of our ability to obtain the consent of Arthur Andersen LLP.

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

     We do not enter into or hold derivatives for trading or speculative purposes, and we only enter into contracts with highly rated financial institutions. At September 30, 2003, the Company had two forward contracts outstanding, which are presented in the table below. The notional exchange rate is quoted using market conventions where the currency is expressed in currency units per U.S. dollar.

			Notional	Notional	Fair Market Value as
Currency	Position	Maturity Date	Amount	Exchange Rate	of September 30, 2003

Australian Dollars	Sell	11/7/2003	$797,000	0.6366	$507,000
Canadian Dollars	Sell	11/7/2003	$287,000	0.7253	$208,000

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

     (b)  Changes in Internal Control over Financial Reporting.

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter covered by this Quarterly Report on Form 10-Q that has materially affected, or would be reasonably likely to materially affect the Company’s internal controls over financial reporting.

CONCORD COMMUNICATIONS, INC.

FORM 10-Q, September 30, 2003

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

     The Company is not a party to any litigation that it believes could have a material adverse effect on the business, results of operations or financial condition of the Company.

Item 2. Changes in Securities and Use of Proceeds

     (a)  Use of Proceeds

     On October 16, 1997, the Company commenced an initial public offering (“IPO”) of 2,900,000 shares of Common Stock, pursuant to the Company’s final prospectus dated October 15, 1997 (the “Prospectus”). The Prospectus was contained in the Company’s Registration Statement on Form S-1, which was declared effective by the Securities and Exchange Commission (SEC File No. 333-33227) on October 15, 1997. Of the 2,900,000 shares of Common Stock offered, 2,300,000 shares were offered and sold by the Company and 600,000 shares were offered and sold by certain shareholders of the Company. As part of the IPO, the Company granted the several underwriters an over allotment option to purchase up to an additional 435,000 shares of Common Stock (the “Underwriters’ Option”). The IPO closed on October 21, 1997 upon the sale of 2,900,000 shares of Common Stock to the underwriters. On October 24, 1997, the Representatives (as defined in the Prospectus), on behalf of the several underwriters, exercised the Underwriters’ Option, purchasing 435,000 additional shares of Common Stock from the Company. The aggregate offering price of the shares of Common Stock in the IPO to the public was $40,600,000 (exclusive of the Underwriters’ Option), with proceeds to the Company and selling shareholders, after deduction of the underwriting discount, of $29,946,000 (before deducting offering expenses payable by the Company) and $7,812,000 respectively. The aggregate offering price of the Underwriters’ Option exercised was $6,090,000, with proceeds to the Company, after deduction of the underwriting discount, of $5,663,700 (before deducting offering expenses payable by the Company). The aggregate amount of expenses incurred by the Company in connection with the issuance and distribution of the shares of Common Stock offered and sold in the IPO were approximately $3.6 million, including $2.7 million in underwriting discounts and commissions and $950,000 in other offering expenses. The net proceeds to the Company from the IPO, after deducting underwriting discounts and commissions and other offering expenses, were approximately $34.7 million. To date, the Company has not utilized any of the net proceeds from the IPO. The Company has invested all such net proceeds primarily in US treasury obligations and other interest bearing investment grade securities.

Item 3. Defaults Upon Senior Securities

Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the three months ended September 30, 2003.

Item 5. Other Information

Not Applicable

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

The exhibits listed in the accompanying Exhibit Index on page 48 and 49 are filed, furnished or incorporated by reference as part of this Report.

(b)	Reports on Form 8-K

Current Report on Form 8-K furnished to the Commission on July 15, 2003, furnished information under Item 9 of Form 8-K rather than Item 12 of Form 8-K pursuant SEC Release No. 33-8126.

CONCORD COMMUNICATIONS, INC.
FORM 10-Q, September 30, 2003

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Concord Communications, Inc.

	/s/	Melissa H. Cruz

November 10, 2003	Name:	Melissa H. Cruz
	Title:	Executive Vice President, Business Services
Chief Financial Officer and Treasurer

(Principal Financial Officer and
Principal Accounting Officer)

EXHIBIT INDEX

     The following designated exhibits are either filed herewith or, where information is provided under the SEC Document Reference heading corresponding to such exhibit, incorporated by reference to such filing

Exhibit No.	Description	SEC Document Reference

3.01	Restated Articles of Organization of the Company	Exhibit No. 3.01 on Form 10-K, for the period ended December 31, 1997

3.02	Restated By-laws of the Company	Exhibit No. 3.02 on Form 10-K, for the period ended December 31, 1998

10.01	Working Capital Loan Agreement between the Company and Silicon Valley Bank dated April 3, 1997	Exhibit No. 10.01 to Registration Statement on Form S-1 (No. 333-33227)

10.02	Revolving Promissory Note made by the Company in favor of Silicon Valley Bank	Exhibit No. 10.02 to Registration Statement on Form S-1 (No. 333-33227)

10.03	Equipment Line of Credit Letter Agreement between the Company and Fleet Bank dated as of June 9, 1997	Exhibit No. 10.03 to Registration Statement on Form S-1 (No. 333-33227)

10.04	1995 Stock Plan of the Company	Exhibit No. 10.04 to Registration Statement on Form S-1 (No. 333-33227)

10.05	1997 Stock Plan of the Company	Exhibit No. 10.01 on Form 10-Q, for the period ended June 30, 1998

10.06	1997 Stock Plan of the Company, as amended on March 12, 1998, March 1, 1999, May 15, 1999 and March 8, 2000	Exhibit No. 10.06 on Form 10-K, for the period ended December 31, 2000

10.07	1997 Employee Stock Purchase Plan of the Company	Exhibit No. 10.06 to Registration Statement on Form S-1 (No. 333-33227)

10.08	1997 Non-Employee Director Stock Option Plan as amended on March 8, 2000 and April 25, 2001	Exhibit No. 10.08 on Form 10-Q filed on August 13, 2002

10.09	The Profit Sharing/401(K) Plan of the Company	Exhibit No. 10.08 to Registration Statement on Form S-1 (No. 333-33227)

10.10	Lease Agreement between the Company and John Hancock Mutual Life Insurance Company dated March 17, 1994, as amended on March 25, 1997	Exhibit No. 10.09 to Registration Statement on Form S-1 (No. 333-33227)

10.11	First Amendment to Lease Agreement between the Company and John Hancock Mutual Life Insurance Company dated March 25, 1997	Exhibit No. 10.10 to Registration Statement on Form S-1 (No. 333-33227)

10.12	Form of Indemnification Agreement for directors and officers of the Company	Exhibit No. 10.11 to Registration Statement on Form S-1 (No. 333-33227)

10.13	Restated Common Stock Registration Rights Agreement between the Company and certain investors dated August 7, 1986	Exhibit No. 10.12 to Registration Statement on Form S-1 (No. 333-33227)

10.14	Amended and Restated Registration Rights Agreement between the Company and certain investors dated December 28, 1995	Exhibit No. 10.13 to Registration Statement on Form S-1 (No. 333-33227)

10.15	Management Change in Control Agreement between the Company and John A. Blaeser dated as of August 7, 1997	Exhibit No. 10.14 to Registration Statement on Form S-1 (No. 333-33227)

10.16	Management Change in Control Agreement between the Company and Kevin J. Conklin dated as of July 23, 1997	Exhibit No. 10.15 to Registration Statement on Form S-1 (No. 333-33227)

10.17	Management Change in Control Agreement between the Company and Ferdinand Engel dated as of July 23, 1997	Exhibit No. 10.16 to Registration Statement on Form S-1 (No. 333-33227)

10.18	Management Change in Control Agreement between the Company and Gary E. Haroian dated as of July 23, 1997	Exhibit No. 10.17 to Registration Statement on Form S-1 (No. 333-33227)

10.19	Management Change in Control Agreement between the Company and Melissa H. Cruz dated as of June 12, 2000	Exhibit No. 10.18 on Form 10-Q filed on August 14, 2000

10.20	Management Change in Control Agreement between the Company and Daniel D. Phillips, Jr. dated as of July 23, 1997	Exhibit No. 10.18 to Registration Statement on Form S-1 (No. 333-33227)

10.21	Stock Option Agreement dated January 1, 1996 between the Company and John A. Blaeser	Exhibit No. 10.19 to Registration Statement on Form S-1 (No. 333-33227)

10.22	Stock Option Agreement dated January 1, 1996 between the Company and John A. Blaeser	Exhibit No. 10.20 to Registration Statement on Form S-1 (No. 333-33227)

10.23	Letter Agreement between the Company and Silicon Valley Bank dated March 25, 1996 together with the Loan Modification Agreement dated November 14, 1996	Exhibit No. 10.21 to Registration Statement on Form S-1 (No. 333-33227)

10.24	Form of Shrink-Wrap License	Exhibit No. 10.22 to Registration Statement on Form S-1 (No. 333-33227)

10.25	Agreement and Plan of Reorganization dated as of October 19, 1999 by and among Concord Communications, Inc., E Acquisition Corp., Empire Technologies, Inc. and the stockholders of Empire Technologies, Inc.	Exhibit No. 2.1 on Form 8-K filed on November 12, 1999

10.26	Agreement and Plan of Reorganization dated as of January 20, 2000 by and among Concord Communications, Inc., F Acquisition Corp., and FirstSense Software, Inc.	Exhibit No. 2.1 on Form 8-K filed on February 10, 2000

EXHIBIT INDEX

Exhibit No.	Description	SEC Document Reference

10.27	Registration Rights Agreement dated as of February 4, 2000 by and among Concord Communications, Inc. and Timothy Barrows, as Securityholder Agent	Exhibit No. 99.1 on Form 8-K filed on February 10, 2000

10.28	2000 Non-Executive Employee Equity Incentive Plan	Exhibit 10.28 on Form 10-K, for the period ended December 31, 2000

10.29	Management Change in Control Agreement between the Company and Ellen Kokos dated as of February 2, 2001	Exhibit No. 10.29 on Form 10-Q filed on May 9, 2001

10.30	Management Change in Control Agreement between the Company and John F. Hamilton dated as of April 16, 2001	Exhibit No. 10.30 on Form 10-Q filed July 31, 2001

10.31	2001 Non-Executive Employee Stock Purchase Plan	Exhibit No. 10.31 on Form 10-Q filed on November 5, 2001

10.32	Management Agreement between the Company and John Hamilton dated May 6, 2002	Exhibit No. 10.32 on Form 10-Q filed on August 13, 2002

10.33	Management Agreement between the Company and Kevin Conklin dated September 9, 2002	Exhibit No. 10.33 on Form 10-Q filed on November 5, 2002

10.34	Management Change in Control Agreement between the Company and Douglas Batt dated as of November 18, 2002	Exhibit No. 10.34 on Form 10-K, for the period ended December 31, 2002

10.35	Management Change in Control Agreement between the Company and Daniel Sheahan dated as of November 18, 2002	Exhibit No. 10.35 on Form 10-K, for the period ended December 31, 2002

10.36	Employment Agreement dated August 10, 2001	Exhibit No. 10.36 on Form 10-K, for the period ended December 31, 2002

31.1	Certification of John A. Blaeser pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Exhibit No. 31.1 on Form 10-Q for the period ended September 30, 2003

31.2	Certification of Melissa H. Cruz pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Exhibit No. 31.2 on Form 10-Q for the period ended September 30, 2003

32.1	Certification of John A. Blaeser pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Exhibit No. 32.1 on Form 10-Q for the period ended September 30, 2003

32.2	Certification of Melissa H. Cruz pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Exhibit No. 32.2 on Form 10-Q for the period ended September 30, 2003