Form 10-Q/A
period 2003-09-30
CONCORD COMMUNICATIONS INC
filed 2003-11-24
CIK 915290

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

YES [X]   NO [  ]

          18,094,201 shares of the registrant’s Common stock, $0.01 par value, were outstanding as of November 21, 2003.

THIS DOCUMENT CONTAINS 49 PAGES.
THE EXHIBIT INDEX IS ON PAGES 48 & 49.

This amendment to the Registrant’s Quarterly Report on Form 10-Q for the Quarterly Period ended September 30, 2003, filed on November 12, 2003, corrects the following errors:

•	Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects for the three and nine months ended September 30, 2003 as reflected in the table found in Note 1(d) to the Condensed Consolidated Finance Statements (Unaudited) entitled “Stock-Based Compensation”;

•	Pro forma net loss for the three and nine months ended September 30, 2003 as reflected in the table found in Note 1(d) to the Condensed Consolidated Finance Statements (Unaudited) entitled “Stock-Based Compensation”;

•	Pro forma basic net income (loss) per share for the three and nine months ended September 30, 2003 as reflected in the table found in Note 1(d) to the Condensed Consolidated Finance Statements (Unaudited) entitled “Stock-Based Compensation”; and

•	Pro forma diluted net income (loss) per share for the three and nine months ended September 30, 2003 as reflected in the table found in Note 1(d) to the Condensed Consolidated Finance Statements (Unaudited) entitled “Stock-Based Compensation”.

These revisions are required to correct errors that occurred due to a transposition of the total stock-based employee compensation expense in the performance of our calculation of pro-forma net loss. With the exception of the errors noted above, no other information contained in the original Quarterly Report on Form 10-Q for the Quarterly Period ended September 30, 2003, has been amended by this Form 10-Q/A.

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

	Three Months Ended Sep 30,		Nine Months Ended Sep 30,

	2003	2002	2003	2002

	(In thousands, except per share data)
Net income:
As reported	$481	$564	$2,515	$1,448
Add:
Stock-based employee compensation expense included in reported net income, net of related taxes	14	25	48	85
Less:
Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(1,352)	(2,136)	(4,532)	(6,894)

Pro forma net loss	$(857)	$(1,547)	$(1,969)	$(5,361)

Basic net income (loss) per share:
As reported	$0.03	$0.03	$0.14	$0.09
Pro forma	$(0.05)	$(0.09)	$(0.11)	$(0.32)
Diluted net income (loss) per share:
As reported	$0.03	$0.03	$0.14	$0.08
Pro forma	$(0.05)	$(0.09)	$(0.11)	$(0.32)

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

Concord Communications, Inc.

	/s/	Melissa H. Cruz

November 24, 2003	Name:	Melissa H. Cruz
	Title:	Executive Vice President, Business Services
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