Form 10-K
period 2003-12-31
CONCORD COMMUNICATIONS INC
filed 2004-03-15
CIK 915290

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington DC 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

Common Stock, par value $0.01 per share
(Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K     ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2):     Yes ☑          No ☐

      The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing sale price of the registrant’s common stock on June 30, 2003, as reported on the NASDAQ National Market was approximately $240,366,304.

      The number of shares outstanding of Common Stock as of March 8, 2004 was 18,173,173.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Form 10-K Reference

Portions of the Registrant’s Proxy Statement for its Annual Meeting of Stockholders to be held on May 5, 2004.	Part III, Items 10, 11 and 12

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

Overview and General Development of Business

      Concord is a software company that provides a Business Service Management (“BSM”) solution to enterprise customers, managed service providers and telecommunication carriers. Our solution, the eHealth® Suite of products, maps information technology (“IT”) services to business needs, measures the actual end user experience and manages application, system and network infrastructures.

      In 2003, we took steps to augment our product portfolio by licensing technology from Tavve Software Company (“Tavve”) and by acquiring and beginning to integrate netViz Corporation (“netViz”). We also raised gross proceeds of $86.25 million in a convertible debt offering of 3.0% Convertible Senior Notes due 2023 (“Convertible Senior Notes”), which significantly increased our cash reserves.

      On July 11, 2003, we entered into a license agreement with Tavve whereby Concord licensed components of Tavve’s technology. We licensed Tavve’s root cause analysis and discovery of layer 2 and 3 network topology to build upon our current position in optimizing application availability and performance across networks and systems. The transaction, valued at $1.2 million, included $0.2 million of prepaid maintenance and $1.0 million of in-process research and development. This was expensed as in-process research and development as an integrated product has not reached technological feasibility and has no alternative future use. (see Note 4 of the Notes to Consolidated Financial Statements).

      On July 17, 2003, we completed the acquisition of privately-held netViz. netViz’s software enables users to visualize business processes and allows them to map relationships within the supporting technology infrastructure through data-driven icons. Consideration for the acquisition totaled $10.3 million, including transaction costs of $0.3 million. The consideration paid to netViz’s stockholders consisted of $5.0 million in cash paid at closing and $5.0 million of our common stock. (see Note 2 of the Notes to Consolidated Financial Statements).

      On December 8, 2003, we completed an offering of $86.25 million of the Convertible Senior Notes in a private placement. We intend to use the net proceeds of the offering for working capital and general corporate purposes and potentially for future acquisitions of complementary businesses and technologies. The Convertible Senior Notes bear interest at a rate of 3.0% per year and will rank equally with our future unsecured senior indebtedness. The Convertible Senior Notes are contingently convertible into shares of our common stock at an initial conversion price of approximately $26.87 per share which converts into 3,209,776 shares of common stock. We may redeem some or all of the Convertible Senior Notes, at any time, on or after December 15, 2008. Holders of the Convertible Senior Notes may elect to convert the notes into shares of our common stock upon the occurrence of certain events. Holders have the right to require the Company to purchase all or a portion of their notes for cash on December 15, 2008, December 15, 2013 and December 15, 2018. (see Note 5 of the Notes to Consolidated Financial Statements).

      We were organized as a Massachusetts corporation in 1980 under the name Concord Data Systems, Inc., and changed our name to Concord Communications, Inc. in 1986. Our principal executive offices are located at 600 Nickerson Road, Marlboro, Massachusetts 01752 and our telephone number is 508-460-4646. Our web site is www.concord.com. We make available, free of charge, through our website, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished as soon as reasonably practicable after we have filed with the Securities and Exchange Commission. The information posted on our web site is not incorporated into this Annual Report.

The public can also obtain access to such reports at the Securities and Exchange Commission’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549, by calling the SEC at 1-800-SEC-0330 or by accessing the SEC’s website which is www.sec.gov.

General

      We develop, market and support a family of software products, the eHealth® Suite. Our software solution links IT services to business needs by proactively managing the technology that IT services depend upon and detecting problems before they impact critical business services.

      Our software maps IT services to business needs, measures the actual end-user experience, and manages applications, systems, and networks. It does this by collecting data from the underlying infrastructure of network devices, desktop/server systems and applications. This information is stored in a database where it is consolidated and analyzed. Business unit managers and IT personnel use our eHealth® solution to gain a better understanding of the availability or performance of applications and IT services.

      High performing applications and technology services are essential for many corporations as these support critical business services. The business dependency on applications and IT services requires corporations to closely measure the impact that IT slowness or downtime has on their applications and ultimately their business, by managing the devices like desktop/server systems, the network infrastructures, as well as the business applications. Our eHealth® Suite helps businesses by providing information that businesses use to keep their applications and IT services highly performing and available. Specific business market segments that we target are enterprises, service providers and telecommunication carriers.

      Enterprises use our eHealth® Suite of products to protect their revenue by ensuring that critical applications are available when needed. Our software also allows them to reduce expenses by limiting the need for incremental IT administrators and equipment as their business and IT infrastructures expand. IT personnel can also use our software to plan the future capacity of their IT infrastructure.

      Service providers, who provide IT services to enterprises for a fee, use the eHealth® Suite to monitor compliance with service level agreements, maintain the quality of their services and to introduce new services for their business customers.

      Telecommunication carriers that provide services like cable, broadband internet and wireless services to residential and commercial businesses rely on the eHealth® Suite to maintain the quality of their services such as network and bandwidth services, web hosting, data center/co-location services or providing internet services.

      We market to our customers through our own sales force, sales agents, value-added resellers, distributors, network service providers, telecommunication carriers, and original equipment manufacturers (“OEMs”). As of December 31, 2003, we had over 3,000 customer accounts operating in and serving a broad variety of industries. No single customer accounted for more than 10% of our revenues during the last three years.

The eHealth® Solution

      We provide businesses a software-only solution. Our eHealth®Suite software is a family of automated, scalable, web-based management solutions for business-critical applications, systems, and networks.

      Our eHealth® product family incorporates the following features:

      Out-of-the-Box Deployment. Our software can be installed, in many instances, in a few hours, and for certain products, installation can actually occur remotely, over the web. Once installed, our products provide real-time information as well as historical reports on critical areas of the infrastructure.

      Scalable, Software-Only Solution. The eHealth® product family is designed to simplify management of the heterogeneous mix of network devices, client and server operating systems, hardware platforms, technologies, and applications that typically comprise today’s IT infrastructures. Our solution is capable of data collection, consolidation, analysis and reporting for up to 80,000 elements by a single console. Our distributed architecture allows configurations, viewable from a single console, that supports collection and reporting of up to 1,000,000 elements. In addition, our distributed systems and application management agents can work autonomously on any number of systems. Our products are scaleable to meet the demands of management as an organization’s IT infrastructure expands; add-on software licenses or additional agent software can be purchased as needed.

      Multi-Level Reporting. Our software solution generates a comprehensive package of graphical reports. Information is provided in these reports for use at multiple levels of management: chief information officers can get a general overview of application availability and performance while IT personnel can get detailed analysis of specific transactions, client and server components, hardware equipment components, bandwidth components and network services.

      Broad Technology Coverage. Our eHealth® product family provides embedded intelligence, detailed knowledge, and automated analysis for over 2,000 different types of devices. It enables management across a broad spectrum of industry standard applications like Microsoft Exchange and Information Internet Server; open source Apache; CRM systems from Siebel; industry standard operating systems like UNIX, Microsoft Windows NT and Windows 2000, and Linux; and industry standard networking technologies such as ATM, Frame Relay, VoIP, Quality of Service (“QoS”), DSL, Cable, and Wireless.

Products and Technology

      Our eHealth® Suite software is composed of the eHealth® E2E console and three solution sets that contain products designed to manage applications, systems and networks. Our eHealth® solution also contains a number of cross-technology, suite-wide products that operate across all technology areas such as Fault Management and Distributed eHealth®.

eHealth® E2E Console

      This solution provides high-level business managers and IT personnel with a centralized view of availability and performance data across applications, systems and networks. The eHealth® E2E Console combines a user interface for end-users and administrators, an efficient engine for collecting data, an industry standard database, and flexible reporting capabilities. The console collects vital information from workstations, servers, and network devices. Our software, spanning a range of over 140 different vendors, currently supports more than 2,000 devices. Once collected, this data is processed, analyzed and then stored in the database. Our analysis of information in the database provides information on which IT personnel can take action. In addition to this information available via the console, it is also accessible through a web based user interface or through scheduled reports.

eHealth® — Application Performance Management Solution

      This solution enables IT personnel to manage the availability and performance of applications by active testing, passive monitoring and managing applications from a server perspective.

•	Active testing is the execution of repeatable, scheduled simulated application transactions. Active testing can take place at the desktop, server, or router, providing availability or performance data about an application from these strategic locations in customers’ infrastructures.

•	Passive (or observational) monitoring collects application performance information from actual users in a non-intrusive, observational manner; it occurs at the client desktop and measures the actual experience of the end user.

•	Managing applications from a server perspective — This solution helps IT personnel optimize the performance and availability of applications running on systems, such as Microsoft Exchange and SQL Server, Oracle, and Check Point FireWall-1. Our solution works by collecting vital application metrics from eHealth®application insight modules residing on application servers.

      Based on data from these three types of application management, IT personnel from the eHealth® E2E Console can analyze the historical availability and performance of applications. The information is also delivered to our eHealth® — Live Health product for real-time detection of degrading performance, service level breaches, and declining availability.

eHealth® — Systems Management Solution

      This solution provides IT personnel information and analysis about their business-critical systems and applications that run on these systems. It enables IT personnel to manage the performance and availability of systems, such as workstations and servers. Our software collects key metrics such as available memory and disk space from our eHealth® SystemEDGETM agents and other third party agents residing on NT or UNIX systems. The information collected from systems and applications is brought back to the eHealth® E2E Console, where it is stored. IT personnel can then perform comprehensive analyses on various combinations of metrics and time periods. The information collected is also delivered to Concord’s eHealth® Live Health application for real-time detection of system failures, potential outages, and delays.

eHealth® — Network Management Solution

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

Suite Wide Solutions

•	eHealth® Fault Management — This real time fault management solution identifies outages, potential outages and sources of delay across applications and the IT infrastructure for rapid problem diagnosis. The Fault Manager module, which processes and filters raw data and displays a low number of intelligent alarms; thus, reducing noise and displaying alarms indicating important problems. These alarms are automatically forwarded by our software, via e-mail or pager to the appropriate IT personnel, to a network management system or to a user-specified action. Upon notification, IT personnel can associate the alarms to elements managed by eHealth® E2E Console and identify who is at risk for an outage or service degradation by delivering correlated impact analysis organized by customers, services, technologies, and location. Within fault management, our eHealth® Live Health solution provides out-of-the-box profiles that detect application slowdowns and IT service degradation. Our Live Health Live Status diagram highlights customers’ business topology with current alarm status and is a navigation point to review current and historical reports. The Live Health browser shows details of alarms that result from our trap analysis algorithms. The Live Health Live Trend feature enables IT personnel to monitor performance patterns of the IT infrastructure.

•	Distributed eHealth® — This solution provides the ability to run and manage supported eHealth® applications across multiple eHealth® systems in a truly distributed fashion. Our distributed architecture solution allows configurations, viewable from a single console, which supports collection and reporting of up to 1,000,000 data elements.

Sales and Marketing

      We sell our products in the United States, through a direct sales force, sales agents and value added resellers (“VARs”). Internationally, we sell primarily through distributors.

      As of December 31, 2003, we had 28 North America sales teams, each composed of one direct sales person and one or two technical support people. The North America sales teams rolled up into 10 regions targeting the following four divisions: East, Central, West and Federal Government. We had 19 international sales teams, also composed of one direct sales person and one or two technical support people. The international sales teams rolled up into 8 regions targeting the following three geographic divisions: Europe, Middle East and Africa; Asia/ Pacific; and Latin America. In addition, we employed 26 inside sales, technical and management individuals who support both the North America and International sales teams. As of December 31, 2003, we employed 128 sales personnel.

      We also had relationships with 8 North American VARs and 49 international distributors. It is the responsibility of each sales team to manage all sales within its geographic territory by managing sales agents, VARs, distributors, network service providers and outsourcers, as well as selling directly to customers. In 2003, we introduced the Concord Authorized Reseller (“CAR”) program, which provides, for a fixed annual fee, product, services and sales training to our VARs and distributors. With this program, we purposely reduced the number of VARs and distributors from 139 to 58 in order to improve the ability of the indirect channel to better penetrate international markets, such as Europe and the Asia/ Pacific region.

      Additionally, we had relationships with over 591 telecommunication carriers and managed service providers. These carriers and service providers offer our products as part of their service offerings. As of December 31, 2003, we also had relationships with development partners that work with our direct sales force, including Alcatel SA, Cap Gemini Ernst & Young, Cisco Systems, Inc., Dimension Data, Hewlett-Packard Co., KPMG Consulting, Juniper Networks, Inc., Micromuse, Inc., Nortel Networks Corp. and Siemens AG. We also have a professional services referral program aimed at our key network-consulting partners. Under this program, we will provide professional services through these partners directly to our customers.

      We generate sales leads through seminars, trade shows, Internet postings, press articles, referrals, mass mailings and cold calling as well as through relationships with sales agents, distributors, VARs, network service providers and outsourcers. As of December 31, 2003, we employed 32 marketing personnel who position, promote and market our products. These individuals are engaged in a variety of activities, including direct marketing, public relations, tradeshows, advertising, Internet postings, and seminars.

Customer Service

      Our post-sales support organization is responsible for providing ongoing technical support, professional service and training for our customers. For an annual maintenance fee, a customer receives telephone, email and web-based support, as well as updated product releases. We offer support coverage 24 hours a day, seven days a week to customers for an additional annual fee. We offer a web-based tool, Service Express, which enables customers to find, via our website, answers to questions and solutions to technical support issues. We also provide a toll-free customer support line to all customers via our call center located in the United States. Support personnel are on call to answer the technical support calls and generally provide same-day responses to questions that cannot be resolved during the initial call. All calls are logged, opened, tracked, and closed with regular updates to the customer, our sales teams and our executive management team. In early 2003, we opened a call center in Australia in order to improve our ability to support our customers and resellers in the Asia-Pacific region. Concord’s CAR partners typically provide first line support, with Concord’s technical support organization providing second line support.

      As of December 31, 2003, we employed 47 technical post-sales support personnel, 5 inside sales representatives and one administrative customer service person. In addition, we also had 41 professional service and training personnel who provide services to our customers on a fee-for-service basis.

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

      During 2001, we introduced our second fault management solution, Fault Manager, which combines embedded intelligence and analysis algorithms to create a filtered number of intelligent alarms; this enables IT personnel to focus on taking corrective action rather than researching potential issues. We also introduced our real-time display tool, Live StatusTM, which provides individual users an overview of the business topology of the IT infrastructure in a fishbone display. These two products, Fault Manager and Live StatusTM, along with our application management solutions, were fully integrated into the eHealth® Suite. During 2002, we introduced a new distributed infrastructure with a focus on large-scale installations and ease of administration. The introduction of new technologies like DSL, VPN, SAN, Wireless, and others rounded out the end-to-end solution set in that same year. During 2003, we integrated the Oracle database software into our products, which enabled us to replace the Ingres database with the Oracle product. We now offer one single database solution to our customers. We also added significant enhancements to our Wireless offerings and introduced our VoIP product.

      We are currently developing our new Business Services Console, which will supplement our current E2E Console, by providing our customers’ senior managers with a top-level view of key IT business services. We will also be integrating the technology we acquired from Tavve and netViz into our products and are continuing to add enhancements across our product line.

      Research and product development expenses, excluding in process research & development (“IPRD”) expenses, were $22.8 million, $21.9 million and $24.0 million in 2003, 2002 and 2001, respectively, representing 21.9%, 23.3% and 27.2% of total revenues for those 3 years. IPRD expenses were $1.0 million, $0 and $0 in 2003, 2002 and 2001, respectively, representing 1.0%, 0.0% and 0.0% of total revenues for those 3 years. IPRD relates to the licensing of components of Tavve’s technology. We licensed Tavve’s root cause analysis and discovery of layer 2 and 3 network topology to build upon Concord’s our current position in optimizing application availability and performance across networks and systems. We anticipate that we will continue to commit substantial resources to research and development in the future and that product development expenses may increase in absolute dollars in future periods. To date, our development efforts have not resulted in any capitalized software development costs. As of December 31, 2003, our product development organization consisted of 136 people.

License and Service Revenues

      Our revenues are generated from license revenues and service revenues. License revenues represent fees earned from licensing our software. License revenues accounted for 52.1%, 54.6% and 61.8% of total revenues in 2003, 2002 and 2001, respectively. Concord’s service revenues consist of fees for maintenance, training and professional services. Service revenues accounted for 47.9%, 45.4% and 38.2% of total revenues in 2003, 2002 and 2001, respectively. See “Results of Operations” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations for a more complete discussion of license and service revenues.

Competition

      We compete in the BSM market. This market is characterized by rapid change and by intense competition. Although we have experienced competition to date from products with comparable capabilities, we expect competition to increase in the future. Further development by our principal competitors, and acquisitions of smaller companies by large established vendors and the integration of their products may be the main source of future competition for us.

      The principal competitive factors in the markets in which we presently compete and may compete in the future include: (i) The ability to provide an integrated solution; (ii) product performance; (iii) product features and functionality, and (iv) price. While we believe that we currently compete favorably overall with respect to these factors, there can be no assurance that we will be able to continue to do so.

      We compete or may compete directly or indirectly with the following categories of companies: (i) application performance software vendors such as Mercury Interactive; (ii) fault management software vendors such as Hewlett-Packard Company; (iii) enterprise management software, framework and platform providers such as BMC Software, Inc. and Computer Associates, Inc; (iv) large, well established management framework companies such as International Business Machines Corporation and Lucent Technologies Inc., that have developed network management platforms; (v) wireless vendors like Metrica, a division of ADC and TTI Telecom (vi) developers of network element management solutions such as Cisco Systems,

Inc., 3Com Corporation and Nortel Networks, Inc.; (vii) probe vendors such as NetScout Systems, Inc. and Visual Networks, Inc. and (viii) reporting niche vendors such as InfoVista.

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

      We have nine issued U.S. patents, thirteen pending U.S. patent applications and various foreign counterparts. We cannot ensure that patents will issue from our pending applications or from any future applications or that, if issued, any claims allowed will be sufficiently broad to protect our technology. In addition, we cannot ensure that any patents that have been or may be issued will not be challenged, invalidated or circumvented, or that any rights granted by those patents would protect our proprietary rights. Failure of any patents to protect our technology may make it easier for our competitors to offer equivalent or superior technology.

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

Revenue by Geographic region

      The following table presents Concord’s revenue by major geographic regions (in thousands):

	Year Ended December, 31

	2003	Percent Change	2002	Percent Change	2001

	(Dollars in thousands)
United States	$59,325	2.6%	$57,812	5.6%	$54,746
United Kingdom	10,412	81.7%	5,731	3.3%	5,546
Europe (excluding the U.K.)	19,907	19.6%	16,640	14.0%	14,596
Rest of the World	14,419	5.5%	13,661	4.4%	13,090

Total	$104,063	10.9%	$93,844	6.7%	$87,978

Percent of Revenues
United States	57.0%		61.6%		62.2%
United Kingdom	10.0%		6.1%		6.3%
Europe (excluding the U.K.)	19.1%		17.7%		16.6%
Rest of the World	13.9%		14.6%		14.9%

      No one country, except the United States and the United Kingdom, accounted for greater than 10% of total revenues in 2003. No one country, except the United States, accounted for greater than 10% of total revenues in 2002 and 2001.

Business Segment Data

      Enterprise customers comprised 55.0%, 57.8% and 55.5% of revenues in 2003, 2002 and 2001, respectively. Managed service providers and telecommunication carriers comprised 45.0%, 42.2% and 44.5% of revenues in 2003, 2002 and 2001, respectively. See Note 13 of Notes to Consolidated Financial Statements for information regarding revenue by segment. Also See “Results of Operations” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations for a more complete discussion of segment revenues.

Employees

      As of December 31, 2003, we had a total of 461 employees, all but 46 of whom were based in the United States. Of the total, 136 were in research and development, 94 were in customer service, 128 were in sales, 32 were in marketing, 32 were in operations and information technology and 39 were in finance, human resources and administration. Our future performance depends in part, upon the continued service of our key engineering, technical support and sales personnel. Competition for such personnel can be intense and there can be no assurance that we will be successful in attracting or retaining such personnel in the future. None of our employees are represented by a labor union; however, in France, our employees are represented by workers’ councils or other representational organizations. We have not experienced any work stoppages and believe that our employee relations are good.

FACTORS THAT COULD AFFECT FUTURE RESULTS

      References in these risk factors to “we,” “our,” the “Company,” “Concord,” and “us” refer to Concord Communications, Inc., a Massachusetts corporation. Any investment in our common stock involves a high degree of risk. If any of the following risks actually occur, our business, results of operations and financial condition would likely suffer.

      This annual report includes or incorporates by reference “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). For example, statements in this Annual Report regarding our financial position, business strategy and other plans and objectives for future operations, and assumptions and predictions about future product demand, supply, manufacturing, costs, marketing and pricing factors are all forward-looking statements. We make such forward-looking statements under the provisions of the “safe harbor” section of the Private Securities Litigation Reform Act of 1995. When we use words like “intend,” “anticipate,” “believe,” “estimate,” “plan,” “will” or “expect,” and other terms of like import, we are making forward-looking statements. We believe that the assumptions and expectations reflected in such forward-looking statements are reasonable, based on information available to us on the date hereof, but we cannot assure you that these assumptions and expectations will prove to have been correct or that we will take any action that we may presently be planning. We have disclosed certain important factors that could cause our actual future results to differ materially from our current expectations, including:

•	variations in our quarterly operating results;

•	integration of acquired products and technologies;

•	announcements of technological innovations or new products by us or our competitors;

•	introduction of new products or new pricing policies by us or our competitors;

•	announcements by us or our competitors of significant customer orders;

•	acquisitions or strategic alliances by us or others in our industry;

•	changes in global economic and political conditions;

•	relationships with strategic partners and other evolving distribution channels;

•	the hiring or departure of key personnel;

•	our failure to continue to expand into international markets;

•	failure to obtain or protect our intellectual property rights;

•	changes in the software industry cycle;

•	changes in the market for our products and services;

•	changes in market valuations of companies within the software industry;

•	changes in estimates of our performance or recommendations by financial analysts; and

•	the other risks and uncertainties described in this prospectus under “Factors That Could Affect Future Results.”

      You should understand that forward-looking statements made in connection with this annual report are necessarily qualified by these factors. We are not undertaking to publicly update or revise any forward-looking statement if we obtain new information or upon the occurrence of future events or otherwise.

Our future operating results are uncertain.

      Our product functionality has expanded to include business service management features to penetrate the networks, systems and application performance markets. We have a limited operating history in these expanded markets upon which we can evaluate our business. These markets are highly competitive and rapidly evolving. Additionally, many of our competitors in these markets have longer operating histories and greater resources. Our limited operating history, intense competition in the market, and an uncertain economic climate make the accurate prediction of future results of operations difficult or impossible.

      In addition to sales of our eHealth® Suite, we will continue to sell netViz® products, which enable customers to visualize business processes and map relationships within the supporting technology infrastructure through data-driven icons. We have a limited operating history in this market making the accurate prediction of future results of operations difficult or impossible.

      Our future operating results must be considered in light of these factors.

Failure to successfully integrate netViz and future acquisitions may adversely impact our business.

      In July 2003, we completed the acquisition of netViz, a developer of software that enables customers to visualize business processes and allows them to map relationships within the supporting technology infrastructure through data-driven icons. The acquisition of netViz provides us the opportunity to integrate the netViz products and our existing products and to continue to market and sell the netViz products as a distinct product set. Additionally, we must integrate the netViz personnel, manage operations and personnel in multiple locations, and retain netViz customers. Our efforts to integrate netViz may not be successful, which could adversely impact our business. Future acquisition targets will likely present integration challenges similar to the challenges encountered in connection with the acquisition of netViz. The netViz acquisition and future acquisitions, if any, therefore may adversely impact our business through:

•	failure to successfully integrate the acquired products;

•	failure to successfully integrate personnel and management structures;

•	failure to retain key customers;

•	loss of key employees;

•	failure to effectively control costs associated with the integration (including research and development costs);

•	failure to meet expected timelines for product development and commercialization; and

•	exposure to liabilities of the acquired company that were not known or accurately evaluated by us prior to consummating the acquisition.

      Even if our acquisitions are fully and successfully integrated, we may not fully realize all of the expected benefits of such acquisitions, including the expected financial results or the expected benefits to our product line.

Failure to successfully incorporate new technologies may adversely impact our business.

      During the third fiscal quarter of 2003, we completed the acquisition of netViz and entered into a license agreement with Tavve to acquire Tavve’s technology relating to root cause analysis and discovery of layers 2 and 3 of the network topology. We plan to integrate the netViz technology, the eHealth®Suite technology, and the Tavve technology to enable customers to employ data-driven icons to visualize and take action on the critical relationships between business processes, application services, and network and system infrastructures.

      During the fourth fiscal quarter of 2003, we launched an enhanced VoIP solution which is designed to enable customers to manage the voice traffic carried on their IP network.

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

      We have expended considerable resources to the research and development of new technologies and new or improved product features that have enabled us to retain existing customers and penetrate new markets both in the United States and internationally. This investment in product development allowed us to achieve revenue growth and profitability for the fiscal year ended December 31, 2003. Despite our results, we cannot ensure that we can continue to generate revenue growth on a quarterly or annual basis, or that we can achieve or sustain any revenue growth in the future.

      In an effort to retain profitability and adequately fund research and development, we continue to work to reduce or maintain our operating expenses as a percentage of total revenues while maintaining funding for product development. However, competition in the marketplace may require us to increase our operating expenses in the future in order to:

•	fund higher levels of research and development;

•	increase our sales and marketing efforts;

•	increase sales staff and sales training programs;

•	develop new distribution channels;

•	broaden our customer support capabilities; and

•	respond to unforeseeable economic or business circumstances.

      To the extent that increases in our operating expenses precede or are not followed by increased revenues, our profitability will be at risk.

Our operating results may fluctuate.

      We are likely to experience significant fluctuations in our operating results caused by many factors, including, but not limited to:

•	changes in the demand for our products by customers or groups of customers;

•	the timing, composition, and size of orders from our customers, including the tendency for significant bookings to occur in the final two weeks of each fiscal quarter (including the fiscal year end);

•	difficulties penetrating new markets for our products;

•	costs associated with the integration of acquired companies and/or new technologies;

•	our customers’ spending patterns and budgetary resources for our products;

•	geopolitical conditions in the world;

•	the success of our new customer generation activities;

•	introductions or enhancements of products, or delays in the introductions or enhancements of products, by us or our competitors;

•	changes in our pricing policies or those of our competitors;

•	changes in the distribution channels through which our products are sold;

•	our success in anticipating and effectively adapting to developing markets and rapidly changing technologies;

•	our success in attracting, retaining, and motivating qualified personnel;

•	the publication of opinions about us and our products, or our competitors and their products, by industry analysts or others;

•	changes in general economic conditions; and

•	changes in accounting rules.

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

We have increased our leverage as a result of the sale of the Convertible Senior Notes.

      In connection with the sale of the Convertible Senior Notes, we have incurred $86.25 million of indebtedness. As a result of this indebtedness, our interest payment obligations have increased. The degree to which we are now leveraged could adversely affect our ability to obtain further financing for working capital, acquisitions or other purposes and could make us more vulnerable to industry downturns and competitive pressures. Our ability to meet our debt service obligations will be dependent upon our future performance, which may be subject to the financial, business and other factors affecting our operations, many of which are beyond our control.

Our debt service obligations may adversely affect our cash flow.

      A higher level of indebtedness increases the risk that we may default on our debt obligations. We cannot assure you that we will be able to generate sufficient cash flow to pay the interest on our debt or that future working capital, borrowings or equity financing will be available to pay or refinance such debt. If we are unable to generate sufficient cash flow to pay the interest on our debt, we may have to delay or curtail our research and development programs.

      The level of our indebtedness among other things, could:

•	make it difficult for us to make payments on the Convertible Senior Notes;

•	make it difficult for us to obtain any necessary financing in the future for working capital, capital expenditures, debt service requirements or other purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we compete; and

•	make us more vulnerable in the event of a downturn in our business.

Our success is dependent upon sales to telecommunication carriers, service providers, and enterprise customers.

      We derive and likely will continue to derive a significant portion of our revenues from the sales of our products to telecommunication carriers, service providers, and enterprise customers. Sales to service providers in Europe have increased based upon an increased demand for outsourced services by European enterprise customers. Despite this increase in sales to European service providers, we have been negatively affected by the general weakness in capital spending within the aforementioned markets, particularly in the telecommunications industry, making future results difficult to predict. The volume of sales of our products and services to telecommunication carriers, service providers, and enterprise customers may increase at a slower rate than we expect or our sales to these customers may decrease.

The market for business service management software is emerging.

      The market for our business service management software is in an early stage of development. Targeting this market is central to the development and marketing of our products, but this market is emerging, and it is difficult to assess:

•	the size of the business service management market;

•	the appropriate features and prices for products to address this market;

•	the optimal distribution strategy; and

•	the market that will develop and the impact of large competitors within the market.

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

Increased royalty costs could adversely impact our business.

      We license from third parties, generally on a non-exclusive basis, certain technologies used in our products, including TavveTM technology and the Oracle® database. The incorporation of third party technology is an important component of our product development and an increase in royalty costs associated with our distribution of third party technologies could adversely impact our business. Additionally, the termination of any such licenses, or the failure of the third-party licensors to adequately maintain or update their products, could require us to implement technology offered by alternative sources, and any required replacement licenses and associated royalties could prove costly and adversely impact our business.

The market for application availability and performance management software is emerging.

      The market for our application availability and performance products is in an early stage of development. Although the rapid expansion and increasing complexity of computer applications, systems, and networks in recent years have increased the demand for availability (i.e. fault) and performance management software products, the awareness of, and the demand for, an integrated fault and performance solution is a recent development; therefore, it is difficult to assess:

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

      We sell software products designed to help companies effectively manage their applications, systems, and networks. As we offer application availability and performance products to manage the IT infrastructure, we compete both with companies that market comprehensive products to manage the IT infrastructure and with companies that market products for particular segments of the IT infrastructure (e.g. applications and networks). The markets for our products are intensely competitive and rapidly evolving. Our competitors include:

•	application performance software vendors;

•	fault management software vendors;

•	IT visualization software vendors;

•	application availability and performance management software vendors;

•	report toolset niche vendors;

•	enterprise management software, framework and platform providers;

•	software vendors providing service assurance for the wireless market;

•	large, well-established management framework companies that have developed network or application management platforms;

•	developers of network element management solutions;

•	probe vendors;

•	telecommunications vendors;

•	system agent vendors; and

•	vendors that provide, as a service, some of the functionality of our products.

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

Market acceptance of our eHealth® products and services is critical to our success.

      We currently derive significant revenues from the sale of eHealth® Suite products and services, and we expect that revenues from these products and services will continue to account for a significant portion of our revenues in the foreseeable future. Broad market acceptance of these products and services is critical to our future success. We cannot ensure that market acceptance of our eHealth® Suite products and services will increase or even remain at current levels. Factors that may affect the market acceptance of our products and services include:

•	the availability and price of competing integrated solutions, products and technologies;

•	our ability to continue to provide product functionality and related services to meet the needs of our market;

•	our ability to continue research and development at levels necessary for the growth of our business;

•	the demand for integrated, as opposed to stand-alone, solutions; and

•	the success of our sales efforts and those of our marketing partners.

      Moreover, if demand for integrated availability and performance management software products and services increases, we anticipate that our competitors will introduce additional competitive products and services and new competitors could enter our market and offer alternative products and services resulting in decreased market acceptance of our products and services.

Market acceptance of our netViz® products is critical to our success.

      We market and sell netViz products and services. Our revenue is derived primarily from the sale of eHealth® Suite products and services, but revenue derived from the sale of netViz products and services constitutes an important component of our quarterly and annual results. Market acceptance of the netViz products and services is critical to our future success. We cannot ensure that market acceptance of netViz products and services will increase or even remain at current levels. Factors that may affect the market acceptance of netViz products and services include:

•	the availability and price of competitive products and services;

•	the ability of others to develop products and services that meet the needs of the market;

•	our ability to continue to provide product functionality and related services to meet the needs of our market;

•	our ability to continue research and development at levels necessary for the growth of our business;

•	the demand for data-driven visualization software; and

•	the success of our sales efforts and those of our channel partners.

      Moreover, if demand for data-driven visualization products increases, we anticipate increased competition in the market from existing and new competitors that could enter our market and offer alternative products resulting in decreased market acceptance of our products.

We may need future capital funding.

      We plan to continue to expend substantial funds on the continued development, marketing, and sale of our products. While we have approximately $161.9 million in short term investments (cash, cash equivalents and marketable securities), excluding restricted cash totaling $0.2 million as of December 31, 2003, we cannot ensure that our existing capital resources and any funds that may be generated from future operations together will be sufficient to finance our future operations or that other sources of funding will be available on terms acceptable to us, if at all. In addition, future sales of substantial amounts of our securities in the public market could adversely affect prevailing market prices and could impair our future ability to raise capital through the sale of our securities.

We must introduce product enhancements and new products on a timely basis.

      Because of rapid technological change in the software industry, potential changes in the architecture of the IT infrastructure, changes in the software markets in which our product and services are sold, and changes in industry standards, the market acceptance of updated versions of our products is difficult to estimate. We cannot ensure that:

•	we will successfully develop and market enhancements to our products or successfully develop new products that respond to technological changes, evolving industry standards, or customer requirements;

•	we will not experience difficulties that could delay or prevent the successful development, introduction, and sale of enhancements or new products; or

•	enhancements or new products will adequately address the requirements of the marketplace and achieve market acceptance.

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

      International tensions, exacerbated by the war in Iraq and the war against global terrorism, contribute to an uncertain political and economic climate, both in the United States and globally, which may affect our ability to generate revenue on a predictable basis. As we sell products both in the United States and internationally, the threat of future terrorist attacks may adversely affect our business.

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

We rely on strategic partners and other evolving distribution channels.

      Our distribution strategy is to develop multiple distribution channels, including sales through:

•	strategic marketing partners;

•	value added resellers;

•	service providers;

•	system integrators;

•	telecommunication carriers;

•	original equipment manufacturers; and

•	independent software vendors and international distributors.

      We have developed a number of these relationships and intend to continue to develop new “channel partner” relationships. We have focused on identifying and developing our key distribution partners worldwide to maximize the success of our indirect sales. As part of this process, we have decreased the total number of distributors selling our products and services, but increased the quality and focus of our most valuable distributors through improved training and development programs. Our success will depend in large part on our development of these more focused distribution relationships and on the performance and success of other third parties that distribute our products and services, particularly telecommunication carriers and other network service providers. We sell our products and services in the United States through both direct sales to customers and indirect sales to customers through our channel partners. Outside the United States, we sell our products and services primarily through indirect sales via our channel partners, but direct sales to customers have been increasing as we have expanded our sales personnel in our markets. Our international channel partners are located in Europe, the Middle East, Africa, Asia, and North and South America and are subject to local laws, regulations, and customs that may make it difficult to accurately assess the potential revenues that can be generated from a certain market. Our success depends upon our ability to attract and retain valuable channel partners and to accurately assess the size and vitality of the markets in which our products and services are sold. While we have implemented policies and procedures to achieve this, we cannot predict the extent to which we are able to attract and retain financially stable, motivated channel partners. Additionally, our channel partners may not be successful in marketing and selling our products and services. We may:

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

      Recently, we started shipping Oracle® software as the database on which the eHealth® Suite runs. While we believe the switch to Oracle will make our products even more robust and we are comfortable with the choice of Oracle as a database vendor, there is no guarantee that our customers will readily accept this change. As with any vendor, there also is no guarantee that Oracle will be able to continue to deliver to us an acceptable database solution, nor that the product Oracle delivers will continue to interface effectively with our eHealth® Suite of products.

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

      Arthur Andersen LLP served as our independent auditors until June 10, 2002. On June 10, 2002, we dismissed Arthur Andersen LLP and on June 11, 2002, we retained PricewaterhouseCoopers LLP as our independent auditors. On June 15, 2002, Arthur Andersen LLP was found guilty on federal obstruction of justice charges arising from the government’s investigation of Enron Corporation. Following this conviction, on August 31, 2002, Arthur Andersen LLP ceased operations and can no longer reissue its audit reports or provide its consent to include the financial statements to be included in this annual report. Accordingly, Arthur Andersen LLP has not performed any procedures in connection with the preparation and filing of this annual report. Events arising out of the indictment and conviction will likely preclude Arthur Andersen LLP from satisfying any claims arising from the provision of auditing services to us, including claims that may arise out of Arthur Andersen LLP’s audit of financial statements incorporated by reference in this annual report.

      Securities and Exchange Commission (“SEC”) rules require us to present historical audited financial statements in various SEC filings, along with consents from Arthur Andersen LLP to include its audit report in those filings. In light of the cessation of Arthur Andersen LLP’s SEC practice, we will not be able to obtain the consent of Arthur Andersen LLP for the inclusion of its audit report in our relevant current and future filings. The SEC has provided regulatory relief designed to allow companies that file reports with the SEC to dispense with the requirement to file a consent of Arthur Andersen LLP in certain circumstances, but purchasers of securities sold under our registration statements, which were not filed with the consent of Arthur Andersen LLP for the inclusion of its audit report will not be able to file suit against Arthur Andersen LLP pursuant to Section 11(a)(4) of the Securities Act and therefore their right of recovery under that section may be limited as a result of the lack of our ability to obtain the consent of Arthur Andersen LLP. If the SEC ceases to accept financial statements from a prior period audited by Arthur Andersen LLP for which Arthur Andersen LLP will not reissue an audit report prior to the date on which our periodic reports are due, our ability to make timely filings with the SEC and access the capital markets could be impaired. In that case, we would not be able to make timely filings with the SEC or access the public capital markets unless another independent accounting firm were able to audit the financial statements originally audited by Arthur Andersen LLP.

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

Item 2.     Properties

      Our corporate headquarters and principal facilities are located in approximately 142,400 square feet of office space in Marlborough, Massachusetts under lease arrangements that expire in August 2007. These principal facilities accommodate our finance, administration and operations, research and development, customer support, marketing and sales departments. We also lease office space in Atlanta, GA and Gaithersburg, MD. In addition, we lease sales office space in Dallas, TX; Plymouth, MI; Seattle, WA; Vienna, VA; Palo Alto, CA; Phoenix, AZ; Canada; United Kingdom; France; Germany; the Netherlands; Spain; Sweden; Australia; Hong Kong; Japan; Singapore; Mexico; Brazil; South Africa; Italy; and China. We believe that our current facilities are adequate for our needs through the next twelve months and that, should it be needed, suitable additional or substitute space will be available to accommodate expansion of our operations on commercially reasonable terms, although there can be no assurance in this regard.

      The Company’s reportable segments are determined by customer type: managed service providers/ telecommunication carriers and enterprise. The Company evaluates segment performance based on revenue only. Accordingly, all of the Company’s facilities are used by each of the Company’s operating segments.

Item 3.     Legal Proceedings

      We are not a party to any legal proceedings that we believe could have a material adverse effect on our business, results of operations or financial condition.

Item 4.     Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2003.

PART II

Item 5.     Market for the Registrant’s Common Stock and Related Stockholder Matters

      Our Common Stock trades on the Nasdaq National Market under the symbol “CCRD”. The following table sets forth, for the period indicated, the high and low intraday sales prices for the Common Stock, all as reported by the Nasdaq National Market.

Price Range of Common Stock

Period	High	Low

Fiscal 2002:
First Quarter	$24.62	$16.41
Second Quarter	21.20	12.75
Third Quarter	16.70	4.96
Fourth Quarter	12.49	4.83
Fiscal 2003:
First Quarter	$11.50	$6.60
Second Quarter	15.38	8.58
Third Quarter	16.95	11.67
Fourth Quarter	23.12	13.18

As of March 8, 2004, Concord had approximately 328 holders of record of our common stock. This number does not include beneficial owners holding shares of our Common Stock through nominee names.

Dividend Policy

      We did not declare or pay any cash dividends on our capital stock during the fiscal years ended 2003 or 2002. We currently anticipate that we will retain all future earnings for use in our business and we do not anticipate that we will pay any cash dividends in the foreseeable future. The payment of any future dividends will be at the discretion of our Board of Directors and will depend upon, among other things, future earnings, operations, capital requirements and the general financial condition of the Company, general business conditions and contractual restrictions on payment of dividends, if any.

Use of Proceeds

      On October 16, 1997, Concord commenced an initial public offering (“IPO”) of 2,900,000 shares of our Common Stock pursuant to the Company’s final prospectus dated October 15, 1997 (the “Prospectus”). The Prospectus was contained in the Company’s Registration Statement on Form S-1, which was declared effective by the Securities and Exchange Commission (SEC File No. 333-33227) on October 15, 1997. Of the 2,900,000 shares of common stock registered, 2,300,000 shares were offered and sold by the Company and 600,000 shares were offered and sold by certain stockholders of the Company. As part of the IPO, the Company granted the several underwriters an over allotment option to purchase up to an additional 435,000 shares of common stock (the “Underwriters’ Option”). The IPO closed on October 21, 1997 upon the sale of 2,900,000 shares of Common Stock to the underwriters. The managing underwriters for the IPO were Nationsbanc Montgomery Securities Inc., BancAmerica Robertson Stephens and Wessels, Arnold and Henderson, L.L.C (the “Representatives”). On October 24, 1997, the Representatives, on behalf of the several underwriters, exercised the Underwriters’ Option, purchasing 435,000 additional shares of Common Stock from the Company. The aggregate offering price of the IPO to the public was $40,600,000 (exclusive of the Underwriters’ Option), with proceeds to the Company and selling shareholders, after deduction of the underwriting discount, of $29,946,000 (before deducting offering expenses payable by the Company) and $7,812,000, respectively. The aggregate offering price of the Underwriters’ Option exercised was $6,090,000, with proceeds to the Company, after deduction of the underwriting discount, of $5,663,700 (before deducting offering expenses payable by the Company). The aggregate amount of expenses incurred by the Company in connection with the issuance and distribution of the shares of Common Stock offered and sold in the IPO were approximately $3.6 million, including $2.7 million in underwriting discounts and commissions and $950,000 in other offering expenses.

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

Issuance of Securities

      On July 17, 2003, we completed the acquisition of netViz. We issued an aggregate of 340,996 shares of our Common Stock to the stockholders of netViz as partial consideration of the merger of netViz with a wholly-owned subsidiary of Concord. The shares were offered in accordance with Rule 506 under the Securities Act. No underwriter participated in the offering.

      A Form S-3 Registration Statement to cover the resale of the securities issued in the merger was declared effective by the Securities and Exchange Commission.

      On December 8, 2003, we completed an offering of $86.25 million of Convertible Senior Notes in a private placement. The Convertible Senior Notes bear interest at a rate of 3.0% per year and will rank equally to future unsecured senior indebtedness. The Convertible Senior Notes are contingently convertible into shares of our common stock at an initial conversion price of approximately $26.87 per share which converts into 3,209,776 shares of common stock. We may redeem some or all of the Convertible Senior Notes at any time on or after December 15, 2008. Holders of the notes may elect to convert the notes into shares of our common stock upon the occurrence of certain events. Holders have the right to require the Company to purchase all or a portion of their notes for cash on December 15, 2008, December 15, 2013 and December 15, 2018. A Form S-3 Registration Statement to cover the sale of the securities issued was filed with the Securities and Exchange Commission but has not yet been declared effective.

Item 6.     Selected Financial Data

      The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and related notes to those statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K. The selected financial data as of and for each of the five fiscal years in the period ended December 31, 2003 have been derived from our audited consolidated financial statements. The historical results are not necessarily indicative of the operating results to be expected in the future.

      The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of January 1, 2003. The adoption of SFAS No. 145 retroactively changes guidance related to the reporting of gains and losses from extinguishment of debt as extraordinary items. The effect of SFAS No. 145 on the Company’s consolidated statement of operations data for the five years ended December 31, 2003 is for amounts previously recorded as “Extraordinary loss on early extinguishment of debt” to instead be recorded as a component of “Other income, net”. The Company has reclassified extraordinary loss of $216, net of tax benefit of $72, for the year ended December 31, 2000. There were no extraordinary items in the years ended December 31, 2003, 2002, 2001, 2000 and 1999.

	Fiscal Year Ended December 31,

	2003	2002	2001	2000	1999

	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues:
License revenues	$54,267	$51,230	$54,406	$69,464	$53,924
Service revenues	49,796	42,614	33,572	22,020	14,896

Total revenues	104,063	93,844	87,978	91,484	68,820

Cost of Revenues:
Cost of license revenues	3,117	1,850	2,272	1,997	2,300
Cost of service revenues	16,127	15,120	15,544	11,104	6,202

Total cost of revenues	19,244	16,970	17,816	13,101	8,502

Gross profit	84,819	76,874	70,162	78,383	60,318

Operating Expenses:
Research and development (excluding stock-based compensation of $60, $106, $315, $522 and $2,549, respectively)	22,767	21,867	23,969	21,102	14,432
Sales and marketing	48,352	47,383	51,041	42,996	29,442
General and administrative (excluding stock-based compensation of $0, $0, $5, $290 and $490, respectively)	9,035	7,665	8,700	8,113	5,337
Asset impairment charge	—	—	—	2,337	—
Stock-based compensation	60	106	320	812	3,039
Acquisition-related charges	40	—	—	4,300	551
In-process research and development	994	—	—	—	—

Total operating expenses	81,248	77,021	84,030	79,660	52,801

Operating income (loss)	3,571	(147)	(13,868)	(1,277)	7,517
Other income, net	2,084	2,916	3,161	2,850	2,964

Income (loss) before income taxes	5,655	2,769	(10,707)	1,573	10,481
(Benefit from) provision for income taxes	(2,015)	568	447	447	4,286

Net income (loss)	7,670	2,201	(11,154)	1,126	6,195
Accretion of redeemable preferred stock	—	—	—	—	125

Net income (loss) available to common shareholders	$7,670	$2,201	$(11,154)	$1,126	6,070

Pro forma provision for income taxes on Subchapter S-Corporation income (unaudited)(1)					146

Pro forma net income (unaudited) (1)					$5,924

Net income (loss) per common and potential common share:
Basic	$0.44	$0.13	$(0.67)	$0.07	$0.42
Diluted	$0.42	$0.12	$(0.67)	$0.07	$0.36
Pro forma diluted (unaudited) (1)					$0.35
Weighted average common and potential common shares outstanding:
Basic	17,534	17,057	16,683	16,144	14,395
Diluted	18,208	17,627	16,683	16,746	16,722
Pro forma diluted (unaudited) (1)					16,722

(1)	Pro forma information assumes that the pre-merger earnings from Empire Technologies, Inc., a Subchapter S-Corporation acquired and accounted for as a pooling of interests, were taxed at the Company’s effective tax rate.

	Fiscal Year Ended December 31,

	2003	2002	2001	2000	1999

	(In thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities (net of restricted cash)	$161,891	$72,831	$68,344	$63,251	$63,569
Working capital	149,433	57,792	48,966	54,131	55,213
Total assets	218,426	105,930	102,480	102,276	89,787
Long-term debt, net of current portion	—	—	—	—	2,064
Redeemable convertible preferred stock	—	—	—	—	11,723
Convertible senior notes	86,250	—	—	—	—
Total stockholders’ equity	$87,841	$68,936	$63,507	$70,746	$52,476

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

      We are a software company that provides a solution to enterprise customers, managed service providers and telecommunication carriers. Our solution, the eHealth® Suite of products, maps IT services to business needs, measures the actual end user experience and manages application, system and network infrastructure.

      For the fiscal year ended December 31, 2003, we increased our revenue and profitability year over year. Our total revenues are generated from license revenue and service revenue. In 2003, total revenues were $104.1 million, up 11% from $93.8 million in 2002. Our diluted earnings per share improved to $0.42 per share in 2003 from $0.12 per share in fiscal 2002. After the low point in 2001, the gradual economic recovery, which started in the second quarter of 2002, continued throughout 2003. We generated $10.4 million in operating cash during the year and finished 2003 with $161.9 million of cash, cash equivalents and marketable securities after the issuance of $86.25 million of Convertible Senior Notes.

      We sell our products worldwide through a direct sales force, channel partners and other resellers. We have sales offices in 17 countries, including the United States and we have customers in 62 countries.

      Last year, we grew our business by improving our core technology, solidifying our existing customer base, and investing in sales and customer support. First, we improved our core technology – the eHealth® Suite — by extending our management capabilities to VoIP, and strengthening our wireless solution. Second, we significantly expanded our presence in the installed base; most of our license revenue came from existing customers returning to buy new eHealth® capabilities. Third, we expanded sales management and customer support staff — allowing us to improve the level of service provided to potential and current customers.

      In 2003, we took steps to augment our product portfolio by licensing technology from Tavve Software Company (“Tavve”) and by acquiring and beginning to integrate netViz.

      On July 11, 2003, we entered into a license agreement with Tavve whereby we licensed components of Tavve’s technology. We licensed Tavve’s root cause analysis and discovery of layer 2 and 3 network topology to build upon our current position in optimizing application availability and performance across networks and systems. The transaction, valued at $1.2 million, included $0.2 million of prepaid maintenance and $1.0 million of in-process research and development. (see Note 4 of the Notes to Consolidated Financial Statements).

      On July 17, 2003, we completed the acquisition of privately-held netViz. netViz’s software enables users to visualize business processes and allows them to map relationships within the supporting technology infrastructure through data-driven icons. Consideration for the acquisition totaled $10.3 million, including transaction costs of $0.3 million. (see Note 2 of the Notes to Consolidated Financial Statements).

      On December 8, 2003, we raised gross proceeds of $86.25 million in a convertible debt offering which significantly increased our cash reserves. We intend to use the net proceeds of the offering for working capital and general corporate purposes and potentially for future acquisitions of complementary businesses and technologies. (see Note 5 of the Notes to Consolidated Financial Statements).

      In the coming year, we expect to further integrate our acquired technologies of Tavve and netViz, strengthen sales of new and enhanced product offerings and increase profitability through revenue growth. Accomplishing our first goal — integrating acquired technologies — will provide customers the ability to map their IT to business needs, measure the business service in terms of end users experience and manage the entire IT infrastructure — systems, applications and network.

      Our second goal is to strengthen sales of new and enhanced products. To accomplish this, we are enhancing our application partner program, planning several new product releases and developing an overlay application management BSM sales team focused on the application-centric portion of our business.

      Our third goal is to increase profitability by continuing to closely manage our expenses, while focusing on increasing revenue growth.

Critical Accounting Policies, Significant Estimates and Judgments

      The accompanying discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”). The preparation of consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We base our estimates and judgments on historical experience and on various other assumptions that we believe are reasonable under the circumstances. However, future events are subject to change and the best estimates and judgments routinely require adjustment. US GAAP requires us to make estimates and judgments in several areas. If actual results differ significantly from management’s estimates and projections, there could be a material effect on our financial statements. See our audited consolidated financial statements and notes thereto of this Annual Report on Form 10-K and which contain accounting policies and other disclosures required by US GAAP.

      We believe that the policies, significant estimates and judgments discussed below are the most critical to our financial statements and the understanding of our financial condition and results of operations because their application places the most significant demands on management’s judgment.

(a)	Revenue Recognition

      Our revenues consist of software license revenues and service revenues. Software license revenues are recognized in accordance with the American Institute of Certified Public Accountants’ Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as modified by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition with respect to Certain Transactions. Software license revenues are recognized when persuasive evidence of an arrangement exists and delivery of the software has occurred, provided that the license fee is fixed or determinable, collection is considered reasonably assured and no customer acceptance clauses exist. If an arrangement includes an acceptance provision, revenue recognition occurs upon the earlier of a receipt of a written customer acceptance or expiration of the acceptance period. If the fee is determined not to be fixed or determinable, revenue is recognized when the fees become due. If collection is not considered reasonably assured, revenue is recognized upon the receipt of cash. Revenues under multiple-element arrangements, which typically include software products, services, maintenance and sometimes undelivered specified software upgrades sold together, are allocated to each element using the residual method in accordance with SOP 98-9. Under the residual method, the fair value of the undelivered elements is deferred and subsequently recognized when these elements are delivered; the remainder of the arrangement consideration is allocated to the software. We have established sufficient vendor specific objective evidence for professional services, training, maintenance, customer support services and specified software upgrades based on the price charged when these elements are sold separately. Accordingly, software license revenues are recognized under the residual method in arrangements in which software is licensed with professional services, training, maintenance, customer support services and specified software upgrades.

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

      At the time of the transaction, we assess whether the fee associated with our revenue transaction is fixed or determinable and whether or not collection is reasonably assured. We assess whether the fee is fixed or determinable based on the payment terms associated with the transaction. If a significant portion of a fee is due after our normal payment terms, which are usually 30 to 60 days from invoice date, depending upon the region, we account for the fee as not being fixed or determinable. In these cases, we recognize revenue when the fees become due.

      We assess collection based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer. We do not request collateral from our customers. If we determine that collection of a fee is not reasonably assured, we defer the fee and recognize revenue upon receipt of cash. Concord’s channel partners and other resellers are responsible to the Company upon delivery.

      For arrangements with multiple elements (for example, undelivered maintenance and support or undelivered specified software upgrades), we allocate revenue to each component of the arrangement using the residual value method based on the fair value of the undelivered elements. This means that we defer revenue from the fee arrangement equivalent to the fair value of the undelivered elements. We determine fair values for ongoing maintenance and support obligations using our internal pricing policies for maintenance and by referencing the prices at which we have sold separate maintenance contract renewals to our customers. We determine fair value of services, such as training or consulting, by referencing the prices at which we have separately sold comparable services to our customers. For specified undelivered software upgrades, we determine fair value of these upgrades by referencing the prices at which we sell upgrades separately to our customers.

      The majority of our sales transactions are completed using standard terms and conditions; however, there are agreements that contain non-standard terms and conditions. As a result, significant contract interpretation is sometimes required to determine the appropriate accounting, including whether the deliverables specified in a multiple obligations arrangement should be treated as separate units of accounting for revenue recognition purposes, and if so, how the price should be allocated among the deliverable elements and when to recognize the revenue for each element. Changes in the allocation of the sales price between deliverable elements might impact the timing of revenue recognition, but would not change the total revenue recognized for the transaction.

(b)	Accounts Receivable

      We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer’s current credit worthiness, as determined by our review of their current credit information. We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based on our historical experience and any specific customer collection issues that we have identified. While such credit losses have historically been within our expectations and appropriate reserves have been established, we cannot guarantee that we will continue to experience the same credit loss rates that we have experienced in the past. Thus, if the financial condition of our customers were to deteriorate, our actual losses may exceed our estimates, and additional allowances would be required.

(c)	Accounting for Income Taxes

      As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. To do this, we estimate our actual current tax liabilities, while also assessing temporary differences resulting from differing treatment of items, such as deferred revenue and expense accruals, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income. To the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the statement of operations. To the extent we reverse any portion of the valuation allowance, we must recognize a benefit within the tax provision in the statement of operations or to additional paid-in capital for the benefit of deductions for stock option exercises.

      Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. The Company has reserved for its deferred tax assets by recording a valuation allowance. The resulting net deferred tax asset of $9.6 million at December 31, 2003 is based on the Company’s estimate of future taxable income it expects to generate; all other tax assets have been reserved. The remaining valuation allowance of $1.8 million is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. This amount relates to stock option deductions and will be credited to additional paid-in capital when released. If we continue to be sufficiently profitable in 2004, the reserve will be released in 2004. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to establish an additional valuation allowance. Establishing new or additional valuation allowances could materially adversely impact our financial position and results of operations.

(d)	Accounting for Acquisitions and Acquired In-process Research and Development

      We have completed our acquisition of netViz, which was accounted for under the purchase method of accounting, which has resulted in recording significant goodwill and other intangible asset balances. The purchase price has been allocated to the assets acquired and liabilities assumed at their estimated fair values on the date of acquisition, as determined by management and, with respect to the identifiable intangible assets, an appraisal. Our accounting for the netViz acquisition involves significant judgments and estimates regarding primarily, but not limited to: the fair value of acquired intangible assets, which are based on projections of future revenues and cash flows, assumptions regarding discount factors, royalty rates, tax rates, amortization methodologies and related useful lives, as well as the fair value of other acquired assets and assumed liabilities, including potential contingencies and deferred income taxes. The completed technology (software), reseller relationships, maintenance relationships and trade name/trademarks will be amortized at the greater of (a) the ratio that current revenues bear to the total of current and anticipated future revenues or (b) the straight-line method over their respective remaining useful lives. The contractor agreements will be amortized using the straight-line method over their useful lives. The values of the completed technology, reseller relationships, maintenance relationships, contractor agreements and trade name/trademarks were determined using the income approach. The income approach requires a projection of revenues and expenses specifically attributed to the intangible assets. The discounted cash flow (“DCF”) method is then applied to the potential income streams after making necessary adjustments with respect to such factors as the wasting nature of the identifiable intangible assets and the allowance of a fair return on the net tangible assets and other intangible assets employed. There are several variations on the income approach, including the relief-from-royalty method, the avoided cost method and the lost profits method.

      The relief-from-royalty method was used to value the trade name/trademarks. The relief-from-royalty method is used to estimate the cost savings that accrue to the owner of the intangible assets that would otherwise have to pay royalties or licensee fees on revenues earned through the use of the asset. The royalty rate used in the analysis is based on an analysis of empirical, market-derived royalty rates for guideline intangible assets. Typically, revenue is projected over the expected remaining useful life of the intangible asset. The market-derived royalty rate is then applied to estimate the royalty savings. The key assumptions used in valuing the trade name/trademarks are as follows: royalty rate 1%, discount rate 21%, tax rate 40% and estimated average economic life of 3 years.

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

      Upon acquiring the licensed components of Tavve’s technology, Concord did not have a completed product design at the time of the purchase as it had not completed, documented, and traced the detail program design to product specifications. Concord also did not have the high-risk development issues resolved.

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

      The detail program design for the integration of Tavve’s technology into Concord eHealth® Suite of products has not been completed; thus, the exact costs and efforts required for completion of this integration has not been determined. Based on management’s initial estimates, an integrated product based on Tavve’s technology will be introduced in the next 12 to 18 months. However, as with any major software development project, actual introduction may vary. Failure to successfully market and sell our integrated product may adversely impact our business.

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

      At each quarter-end, the carrying value of the completed technology (software) is compared to its net realizable value (“NRV”). NRV is the estimated future gross revenues from products that incorporate the software reduced by the estimated future costs of disposal. If NRV is less than the carrying value, the excess is written-off and the then current NRV becomes the new carrying value of the software. We assess the potential impairment of other identifiable intangible assets and fixed assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important, which could trigger an impairment of such assets, include the following:

•	Significant underperformance relative to historical or projected future operating results;

•	Significant changes in the manner of or use of the acquired assets or the strategy for our overall business;

•	Significant negative industry or economic trends;

•	Significant decline in our stock price for a sustained period; and

•	A decline in our market capitalization below net book value.

      Future adverse changes in these or other unforeseeable factors could result in an impairment charge that would impact future results of operations and financial position in the reporting period identified.

      Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, or SFAS 142 requires goodwill to be tested for impairment using a two-step process. The first step compares the fair value of the reporting unit with the unit’s carrying value, including goodwill. When the carrying value of the reporting unit is greater than fair value, the unit’s goodwill may be impaired, and the second step must be completed to measure the amount of the goodwill impairment charge, if any. In the second step, the implied fair value of the reporting unit’s goodwill is compared with the carrying amount of the unit’s goodwill. If the carrying amount is greater than the implied fair value, the carrying value of the goodwill must be written down to its implied fair value. We operate in one reporting unit and, therefore, will conduct future goodwill impairment test on an enterprise-wide level. Goodwill is required to be tested for impairment at least annually, or more frequently when events and circumstances occur indicating that the recorded goodwill might be impaired. We plan to perform the annual assessment at June 30 of each fiscal year. Factors we consider important, which could trigger an impairment of goodwill, include the following:

•	Significant underperformance relative to historical or projected future operating results;

•	Significant negative industry or economic trends;

•	Significant decline in our stock price for a sustained period; and

•	A decline in our market capitalization below net book value.

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

Results of Operations

      The following table sets forth, for the periods indicated, certain financial data as percentages of Concord’s total revenues.

	Year Ended December 31,

	2003	2002	2001

Revenues:
License revenues	52.1%	54.6%	61.8%
Service revenues	47.9	45.4	38.2

Total revenues	100.0	100.0	100.0

Cost of Revenues:
Cost of license revenues	3.0	2.0	2.6
Cost of service revenues	15.5	16.1	17.7

Total cost of revenues	18.5	18.1	20.3

Gross profit	81.5	81.9	79.7

Operating Expenses:
Research and development (excluding stock-based compensation)	21.9	23.3	27.2
Sales and marketing	46.5	50.5	58.0
General and administrative	8.7	8.2	9.9
Stock-based compensation	0.0	0.1	0.4
Acquisition-related charges	0.0	—	—
In-process research and development	1.0	—	—

Total operating expenses	78.1	82.1	95.5

Operating income (loss)	3.4	(0.2)	(15.8)

Other Income (Expense):
Interest income	2.7	3.3	3.8
Interest expense	(0.2)	0.0	0.0
Other expense	(0.4)	(0.2)	(0.2)

Total other income, net	2.1	3.1	3.6

Income (loss) before income taxes	5.5	2.9	(12.2)
(Benefit from) provision for income taxes	(1.9)	0.6	0.5

Net income	7.4%	2.3%	(12.7)%

Total Revenues

      Concord’s total revenues are generated from license revenue and service revenue. License revenues are derived from the licensing of software products. Service revenues consist of fees for maintenance, training and professional services.

	Year Ended December 31,

		Percent		Percent
	2003	Change	2002	Change	2001

	(Dollars in thousands)
License Revenues	$54,267	5.9%	$51,230	(5.8)%	$54,406
Service Revenues	49,796	16.9%	42,614	26.9%	33,572

Total Revenues	$104,063	10.9%	$93,844	6.7%	$87,978

Percent of Total Revenues
License Revenues	52.1%		54.6%		61.8%
Service Revenues	47.9%		45.4%		38.2%

License Revenues

      Concord’s license revenues are derived from the licensing of software products.

	Year Ended December 31,

		Percent		Percent
	2003	Change	2002	Change	2001

	(Dollars in thousands)
License Revenues	$54,267	5.9%	$51,230	(5.8)%	$54,406
Percent of Total Revenues
License Revenues	52.1%		54.6%		61.8%

      Fiscal 2003 compared to fiscal 2002: The increase in license revenues in absolute dollars from 2002 to 2003 was due to an increase in sales to European service providers and to the licenses revenue generated by netViz, a company acquired in 2003. The increase in sales to European service providers was driven by the increased demand for outsourced services by European enterprises, which in turn, are using these services to reduce their operational costs. NetViz contributed over $1.0 million in the license revenue in 2003 while increased sales to European service providers comprise the majority of the balance of the increase.

      Fiscal 2002 compared to fiscal 2001: The decrease in license revenues in absolute dollars from 2001 to 2002 was due in large part to decreases, postponements or cancellations of IT infrastructure purchases by some of our customers due to worldwide economic uncertainty during that period.

      The continuing decrease of license revenues as a percent of total revenues from 2002 to 2003 and from 2001 to 2002 was the result of a significant increase in service revenues during the same periods, consisting primarily of maintenance revenue increases.

      License revenues are partially dependent on our ability to sell to new customer accounts. License revenues can also be dependent on the number of transactions over $100,000 that we are able to close during the period.

	Year Ended December 31,

		Percent		Percent
	2003	Change	2002	Change	2001

New Customers	147	(45.6)%	270	(35.6)%	419
Transactions greater than $100K	165	1.9%	162	(10.0)%	180
Percent of Total Revenues
New Customers	18%		21%		30%

      Fiscal 2003 compared to fiscal 2002: The decrease in the number of sales to new customer accounts from 2002 to 2003, is due primarily, to an increase in repeat sales to our customer base driven by the release of new functionality that continues to appeal to our existing customer base. The slight increase in the number of transactions greater than $100,000 is due primarily to the investment in the solution selling training of our sales force; this training provides a business-focused approach to the sales process. We expect that this training, coordinated with other internal efforts, will result in an increase of the number of transactions greater than $100,000; however, there can be no assurance that we will be successful in meeting this estimate.

      Fiscal 2002 compared to fiscal 2001: The decrease in the number of sales to new customer accounts from 2001 to 2002, is due primarily, to an increase in repeat sales to our customer base driven by the release of new functionality that continues to appeal to our existing customer base The reduction in the number of transactions greater than $100,000 from 2001 to 2002 was due primarily to the continued economic slowdown, particularly in the telecommunications industry.

      There were no material price increases for products during 2003, 2002 or 2001. Inflation did not have a significant impact on our revenues or income during 2003, 2002 or 2001.

Service Revenues

      Concord’s service revenues consist of fees for maintenance, training and professional services.

	Year Ended December 31,

		Percent		Percent
	2003	Change	2002	Change	2001

	(Dollars in thousands)
Service Revenues	$49,796	16.9%	$42,614	26.9%	$33,572
Percent of Total Revenues
Service Revenues	47.9%		45.4%		38.2%

      Fiscal 2003 compared to fiscal 2002: The increase in service revenues, from 2002 to 2003, was due to a significant increase in maintenance revenues, which are generated from new and renewed maintenance contracts, and the maintenance generated by netViz. NetViz contributed over $0.6 million in service revenue in 2003 while increased services revenues from new and renewed maintenance contracts primarily comprised the balance of the increase in service revenues.

      Fiscal 2002 compared to fiscal 2001: The increase in service revenues was primarily due to a significant increase in maintenance revenues, driven by an increased customer base.

      Maintenance revenues represent fees earned by granting our customers rights to technical support, software product upgrades and maintenance patches during the support period, which is usually one year. The majority of our license customers purchase maintenance upon the initial licensing of our software. In addition, the majority of these customers renew their maintenance agreements annually. An increase in the number of the Company’s customers and the resulting demand for these services further helped drive the increase in service revenues from 2002 to 2003 and from 2001 to 2002.

Direct and Indirect Revenues

      Concord markets its products in the United States primarily through a direct sales force. Internationally, Concord markets primarily through indirect channels, which include channel partners and other resellers.

	Year Ended December 31,

		Percent		Percent
	2003	Change	2002	Change	2001

	(Dollars in thousands)
Direct	$64,162	(5.5)%	$67,925	9.4%	$62,099
Indirect	39,901	53.9%	25,919	0.2%	25,879

Total Revenues	$104,063	10.9%	$93,844	6.7%	$87,978

Percent of Total Revenues
Direct	61.7%		72.4%		70.6%
Indirect	38.3%		27.6%		29.4%

      Fiscal 2003 compared to fiscal 2002: The increase of indirect sales is primarily driven by increased sales in Europe, which are usually done through resellers. In 2003, we introduced the Concord Authorized Reseller (CAR) program, which provides, for a fixed annual fee, product, services and sales training to our VARs and distributors. This training had a positive impact, in 2003, on the ability of the indirect channel to better penetrate international markets, such as Europe.

      Fiscal 2002 compared to fiscal 2001: The increase of direct sales, in absolute dollars and as a percentage of revenue, is primarily due to increased sales to American based customers. The slow growth of indirect sales is driven by the economic uncertainty in many countries during that period.

International Revenues

      Concord has thirteen international subsidiaries and two international branch offices. Concord has customers in 62 countries.

	Year Ended December 31,

		Percent		Percent
	2003	Change	2002	Change	2001

	(Dollars in thousands)
United Kingdom	$10,412	81.7%	$5,731	3.3%	$5,546
Europe (excluding the U.K.)	19,907	19.6%	16,640	14.0%	14,596
Rest of the World	14,419	5.5%	13,661	4.4%	13,090

Total	$44,738	24.2%	$36,032	8.4%	$33,232

Percent of Total Revenues
United Kingdom	10.0%		6.1%		6.3%
Europe (excluding the U.K.)	19.1%		17.7%		16.6%
Rest of the World	13.9%		14.6%		14.9%

      Fiscal 2003 compared to fiscal 2002: The increase in international revenues as a percentage of total revenues is driven primarily by strong demand by European service providers.

      Fiscal 2002 compared to fiscal 2001: The increase is driven primarily by increased demand by European based enterprise customers.

      The continued increase in international revenues as a percentage of total revenues is primarily the result of Concord’s expansion of its operations outside the United States, which has included both the hiring of additional personnel as well as the establishment of additional reseller relationships.

      We expect revenue from international customers will be 40% to 50% of total revenues however, there can be no assurance that we will be successful in meeting this estimate. We believe that continued growth and profitability will require further expansion of our sales, marketing and customer service functions in international markets. We expect to commit additional time and development resources to customizing our products and services for selected international markets.

Segment Revenues

      Concord’s reportable segments are determined by customer type: managed service providers/ telecommunications carriers (“MSP/ TC”) and enterprise.

	Year Ended December 31,

		Percent		Percent
	2003	Change	2002	Change	2001

	(Dollars in thousands)
Segment Revenues
MSP/ TC	$46,872	18.3%	$39,636	1.2%	$39,182
Enterprise	57,191	5.5%	54,208	11.1%	48,796

Total Revenues	$104,063	10.9%	$93,844	6.7%	$87,978

Percent of Total Revenues
MSP/TC	45.0%		42.2%		44.5%
Enterprise	55.0%		57.8%		55.5%

      Fiscal 2003 compared to fiscal 2002: The increase in MSP/ TC revenue, in absolute dollars and as a percentage of total revenues, from 2002 to 2003 was driven primarily by increased sales to European based MSP/ TC customers. The increase in enterprise revenues in absolute dollars was due to an increase in demand for our products from new customers and repeat sales to existing customers.

      Fiscal 2002 compared to fiscal 2001: The decrease in MSP/ TC revenues as a percentage of total revenues in 2002 was attributable to reduced spending by major telecommunications firms on IT infrastructure projects. The increase in enterprise revenues in absolute dollars was due to an increase in demand for our products from new customers and repeat sales to existing customers. The growth of enterprise revenues, as a percentage of revenues, is due to the strong increase of enterprise revenue in 2002.

      We expect that MSP/ TC revenue will be 40% to 50% of total revenues; however, there can be no assurance that we will be successful in meeting this estimate.

Cost of Revenues

      Cost of revenues includes cost of license revenues and cost of service revenues.

	Year Ended December 31,

		Percent		Percent
	2003	Change	2002	Change	2001

	(Dollars in thousands)
Cost of License Revenues	$3,117	68.5%	$1,850	(18.6)%	$2,272
Cost of Service Revenues	16,127	6.7%	15,120	(2.7)%	15,544

Total Cost of Revenues	$19,244	13.4%	$16,970	(4.7)%	$17,816

Percent of Total Revenues
Cost of License Revenues	3.0%		2.0%		2.6%
Cost of Service Revenues	15.5%		16.1%		17.7%

Cost of License Revenues

      Cost of license revenues includes expenses associated with royalty fees, production, fulfillment of orders, product documentation and amortization expense associated with the completed technology intangible asset. Royalty costs are composed of third party software costs.

	Year Ended December 31,

		Percent		Percent
	2003	Change	2002	Change	2001

	(Dollars in thousands)
Cost of License Revenues	$3,117	68.5%	$1,850	(18.6)%	$2,272
Percent of Total Revenues
Cost of License Revenues	3.0%		2.0%		2.6%

      Fiscal 2003 compared to fiscal 2002: The increase of cost of license revenues, in absolute dollars, is driven by amortization expense and higher royalty costs. The factors contributed approximately 21% and 56%, respectively, of the increase in cost of license revenues. The amortization expense is related to the acquisition of netViz and represents the amortization associated with completed technology intangible asset, which has an estimated useful life of 4 years.

      Fiscal 2002 compared to fiscal 2001: The decrease of cost of license revenues, in absolute dollars, was due primarily, to lower fulfillment costs. In 2002, these costs were lower due to improved efficiencies in the distribution process of our software.

Revenues and Expenses Recognized in Connection With Third Party Software.

      Royalty costs are composed of third party software costs. The Company bundles third party software in some of its products when it determines that bundling such software is cost-effective or increases the effectiveness of Concord’s products. In some instances, the Company has determined that it can be cost prohibitive to develop such software applications, especially if such applications are already available in the marketplace. In addition, bundling third party software allows Concord, in certain instances, to accelerate the delivery of increased functionality within a short timeframe. Revenues generated by Concord products that included third party software and the associated royalty costs were:

	Year Ended December 31,

		Percent		Percent
	2003	Change	2002	Change	2001

	(Dollars in thousands)
Revenues	$12,281	271.8%	$3,303	24.5%	$2,654
Expenses	1,396	104.7%	$682	55.0%	440
Percent of Total Revenues
Revenues	11.8%		3.5%		3.0%
Expenses	1.3%		0.7%		0.5%

      Fiscal 2003 compared to fiscal 2002: The increase in royalty costs is mostly driven by the cost of distribution of the Oracle database and the related maintenance costs. In 2002, we integrated the Oracle database software into our product offering; this enabled us to replace the Ingres database with the Oracle product and to offer one single database solution to our customers. Third party maintenance charges are usually based on the number of sold units. As the Company’s installed base has grown, the number of its products under maintenance, which includes third party software, has also increased.

      Fiscal 2002 compared to fiscal 2001: The increase in royalty costs is mostly driven by the increased installed base.

Cost of Service Revenues

      Cost of service revenues includes the personnel costs associated with providing customer support in connection with maintenance, training and professional service contracts.

	Year Ended December 31,

		Percent		Percent
	2003	Change	2002	Change	2001

	(Dollars in thousands)
Cost of Service Revenues	16,127	6.7%	15,120	(2.7)%	15,544
Percent of Total Revenues
Cost of Service Revenues	15.5%		16.1%		17.7%

      Fiscal 2003 compared to fiscal 2002: The increase in absolute dollars is attributable to the costs associated with the opening, in the first quarter of 2003, of a technical support call center in Australia, which is servicing our customers in the Asia-Pacific region.

      Fiscal 2002 compared to fiscal 2001: The decrease in the cost of service revenues was driven by lower use of outside consultants to deliver the training and professional services.

      The decrease of the cost of service revenues as a percentage of revenue from 2002 to 2003 and 2001 to 2002 is mainly attributable to investments made in systems, which have improved the productivity of the service organization.

Gross Profit

      Total gross profit includes gross profit from license revenues and gross profit from service revenues.

	Year Ended December 31,

		Percent		Percent
	2003	Change	2002	Change	2001

	(Dollars in thousands)
Gross Profit	$84,819	10.3%	$76,874	9.6%	$70,162
Percent of Total Revenues
Gross Profit	81.5%		81.9%		79.7%

      Fiscal 2003 compared to fiscal 2002: The increase in total gross profit is driven by the increase of total revenues. The decrease of the gross profit percentage is driven by the increase in royalty costs.

      Fiscal 2002 compared to fiscal 2001: The increase in total gross profit and gross profit percentage was attributable to an increase of total revenues.

      We expect to increase our gross profit in absolute dollars; however, this will depend upon our revenue growth, among other factors. Accordingly, there can be no assurance that we will be successful in increasing our gross profit on an absolute basis of total revenues.

Research and Development Expenses

      Research and development expenses consist primarily of personnel costs associated with software development.

	Year Ended December 31,

		Percent		Percent
	2003	Change	2002	Change	2001

	(Dollars in thousands)
Research and Development	$22,767	4.1%	$21,867	(8.8)%	$23,969
Percent of Total Revenues
Research and Development	21.9%		23.3%		27.2%

      Fiscal 2003 compared to fiscal 2002: The increase is due to the acquisition of netViz, which resulted in higher headcount, increased consulting fees and amortization expenses. Each of these factors contributed 73%,

14% and 13% to the increase. Research and development expenses would have remained similar to 2002 when excluding the impact of the netViz acquisition.

      Fiscal 2002 compared to fiscal 2001: The decrease in research and development expenses was primarily due to a decrease in salary and related benefits due to lower headcount. The decrease of these expenses was the result of cost control measures taking in order to reduce our operating expenses and increase profitability.

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

	Year Ended December 31,

		Percent		Percent
	2003	Change	2002	Change	2001

	(Dollars in thousands)
Sales and Marketing	$48,352	2.0%	$47,383	(7.2)%	$51,041
Percent of Total Revenues
Sales and Marketing	46.5%		50.5%		58.0%

      Fiscal 2003 compared to fiscal 2002: The increase in absolute dollars is due to the acquisition of netViz, increased sales expenses, which were partially offset by lower marketing expenses. The integration and investments made in the sales and marketing functions of netViz account for about $0.4 million of the increase. Sales expenses increased by approximately $3.7 million due to additional headcount and higher sales commissions and bonus payments to our sales force resulting from higher license revenues. Our sales force is compensated on the initial sales of license and services. Each factor contributed approximately 32% and 58%, respectively, to the increase. Marketing expenses decreased by approximately by $3.2 million due to lower marketing program spending and lower headcount. Each factor contributed about 36% and 31%, respectively, to the decrease.

      Fiscal 2002 compared to fiscal 2001: The decrease of sales and marketing expenses, in absolute dollars, is due to lower sales expenses, which were partially offset by higher marketing expenses. Sales expenses decreased by approximately $4.9 million, or 13%, due to lower commissions and bonus payments to our sales force resulting from lower license revenues, lower employee related expenses and lower travel costs. Each factor contributed approximately 31%, 27% and 20%, respectively, to the decrease. Marketing expenses increased by approximately $1.3 million or 9%, primarily due to higher headcount.

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

	Year Ended December 31,

		Percent		Percent
	2003	Change	2002	Change	2001

	(Dollars in thousands)
General and Administrative	$9,035	17.9%	$7,665	(11.9)%	$8,700
Percent of Total Revenues
General and Administrative	8.7%		8.2%		9.9%

      Fiscal 2003 compared to fiscal 2002: The increase in absolute dollars from 2002 to 2003 was due to the integration of netViz, higher salary and bonus expenses, increased administrative fees, which include legal and auditing fees, and increase in the use of consultants in preparation for new rules governing publicly-traded companies in the United States. Lower bad debt expenses offset these increases, in part. Each factor contributed approximately 10%, 48%, 34%, 14%, and (39%), respectively, to the variance.

      Fiscal 2002 compared to fiscal 2001: The decrease in absolute dollars is attributable primarily to lower bad debt expenses due to decreased write-offs and lower outside legal fees. Each factor contributed approximately 37% and 14%, respectively, of the decrease. The remaining decrease of general and administrative expenses was the result of cost control measures taking in order to reduce our operating expenses and increase profitability.

      We expect to decrease these expenses as a percentage of total revenues; however, this will ultimately depend upon our revenue growth, among other factors. Accordingly, there can be no assurance that we will be successful in decreasing our expenses as a percentage of total revenues.

Stock-based Compensation

      Stock-based compensation relates to the issuance of stock options with exercise prices below the deemed fair value of the Common Stock at the date of grant. Deferred stock-based compensation resulted solely from the issuance of stock options to employees of FirstSense in connection with the Company’s acquisition of FirstSense on February 4, 2000 and is amortized through charges to operations over the vesting period of the options, which is generally four years.

	Year Ended December 31,

		Percent		Percent
	2003	Change	2002	Change	2001

	(Dollars in thousands)
Stock-based compensation	$60	(43.4)%	$106	(66.9)%	$320
Percent of Total Revenues
Stock-based compensation	0.0%		0.1%		0.4%

      Stock-based compensation decreased from 2001 to 2002 and from 2002 to 2003 following the forfeiture of unvested employee stock options and restricted stock during that period. There will be no future compensation expense charges relating to First Sense acquisition.

Acquisition-Related Charges

      Acquisition-related charges are expenses associated with the acquisition of netViz; these include mostly legal and audit fees.

	Year Ended December 31,

		Percent		Percent
	2003	Change	2002	Change	2001

	(Dollars in thousands)
Acquisition-related charges	$40		$—		$—
Percent of Total Revenues
Acquisition-related charges	0.0%		0.0%		0.0%

      There were no acquisition related charges incurred in 2001 or 2002.

In-Process Research & Development Expenses

      In process research & development expenses relate to our licensing of components of Tavve’s technology. Concord has licensed Tavve’s root cause analysis and discovery of layer 2 and 3 network topology to build upon our current position in optimizing application availability and performance across networks and systems.

	Year Ended December 31,

		Percent		Percent
	2003	Change	2002	Change	2001

	(Dollars in thousands)
In-process research & development	$994		$—		$—
Percent of Total Revenues
In-process research & development	1.0%		0.0%		0.0%

      There were no in process research & development expenses incurred in 2001 or 2002.

Other Income

      Other income consists of interest earned on funds available for investment, interest expenses payable on the Convertibles Senior Notes issued in December 2003, foreign currency exchange gains and losses and miscellaneous foreign taxes.

	Year Ended December 31,

		Percent		Percent
	2003	Change	2002	Change	2001

	(Dollars in thousands)
Interest Income	$2,808	(10.2)%	$3,127	(7.0)%	$3,361
Interest Expense	(244)	1335.3%	(17)		$—
Other	(480)	147.4%	(194)	(3.0)%	(200)

Total Other Income, net	$2,084	(28.5)%	$2,916	(7.8)%	$3,161

Percent of Total Revenues
Other Income	2.1%		3.1%		3.6%

      Fiscal 2003 compared to fiscal 2002: The decrease of interest income is due to lower yield on our investment portfolio, which is driven by lower interest rates. Concord incurred interest expenses of $0.2 million following the issuance of $86.25 million in Convertible Senior Notes in December of 2003. The increase in other expenses is due to larger foreign currency transaction and translation losses attributable to a weaker US dollar.

      Fiscal 2002 compared to fiscal 2001: The decrease of interest income is due to lower yield on our investment portfolio, which is driven by lower interest rates. The Company had no debt in 2001 and 2002 and therefore, did not have any material interest expenses.

Provision for Income Taxes

      The provision for income taxes relates to federal, state and foreign taxes resulting from the profitability of certain of our foreign operations and the release of a portion of our deferred tax asset valuation reserve.

	Year Ended December 31,

		Percent		Percent
	2003	Change	2002	Change	2001

	(Dollars in thousands)
(Benefit from) provision for income taxes	$(2,015)	(454.8)%	$568	27.1%	$447
Percent of Total Revenues
(Benefit from) provision for income taxes	(1.9)%		0.6%		0.5%

      We recorded an income tax benefit of $2.6 million in connection with the reversal of our non-cash deferred tax valuation allowance; this was offset by approximately $0.6 million in foreign taxes. The increase of the provision from 2001 to 2002 is due to an increase international presence, which resulted in higher profitability of certain of our foreign operations.

Liquidity and Capital Resources

	December 31,		December 31,		December 31,
	2003	Change	2002	Change	2001

	(Dollars in thousands)
Working Capital	$149,433	158.6%	$57,792	18.0%	$48,966
Cash, cash equivalents and marketable securities (net of restricted cash)	$161,891	122.3%	$72,831	6.6%	$68,344

	Year Ended December 31,

	2003	Change	2002	Change	2001

	(Dollars in thousands)
Cash provided by operating activities	$10,387	81.5%	$5,724	2.6%	$5,581
Cash used for investing activities	$(38,574)	452.6%	$(6,980)	(23.6)%	$(9,133)
Cash provided by financing activities	$87,261	3247.2%	$2,607	41.8%	$1,838

Working capital

      The increase in working capital is primarily due to the issuance of $86.25 million of convertible senior notes, for which we received $82.7 million, net of commissions and fees. The rest of the increase is due, in part, to an increase of $6.0 million of cash, cash equivalents and marketable securities, which was the cash generated through our normal operations.

Cash, cash equivalents and marketable securities (net of restricted cash)

      Cash, cash equivalents and marketable securities consist of highly liquid investments in time deposits held at major banks, commercial paper, United States government agency discount notes, money market mutual funds and other money market securities with original maturities of 90 days or less. The increase of cash, cash equivalents and marketable securities is primarily due to the issuance of convertible senior notes; this accounts for $82.7 million of the increase. The rest of change is due to the increase in net income and changes in various working capital components.

Cash provided by operating activities

      Cash flows from operating activities increased primarily due to the increase in net income and deferred revenue, partially offset by an increase in accounts receivable. Average daily sales outstanding (DSO) for the quarter increased to 72 days at December 31, 2003 compared to 66 days at December 31, 2002. DSO is calculated by dividing the period end accounts receivable by the quarterly revenue. DSO measures both the age, in terms of days, of our accounts receivable and the average time it takes to turn the receivable into cash. There are a number of factors affecting DSO, including our payment terms, collection ability and the timing of sales made during a quarter. Deferred revenue increased $3.1 million mainly due to an increase in new and renewed maintenance contracts to our larger customer base.

Cash used for investing activities

      Investing activities have consisted of the investments in marketable securities, acquisition of property and equipment, most notably computer and networking equipment to support the corporate infrastructure, and business acquisition. The Company manages its market risk on its investment securities by selecting investment grade securities with the highest credit ratings and relatively short duration that trade in highly liquid markets. The decrease from 2002 to 2003 is mainly due to the timing of the purchases and maturities of investments and the acquisition of netViz. Each factors contributed 80% and 13% to the change, respectively.

Cash provided by financing activities

      Financing activities consisted primarily of the issuance of Common Stock and debt. On December 8, 2003, Concord received $82.7 million, net of fees and commissions, following the issuance of $86.25 million of Convertible Senior Notes. In addition, the Company issued approximately $4.5 million in Common Stock from the exercise of employee stock options.

Contractual obligations

      The following table is a summary of our contractual obligations:

	Year Ended December 31,

	2004	2005	2006	2007	2008	Total

	(In thousands)
Facility and certain equipment leases	$4,283	$3,658	$2,176	$785	$153	$11,055
Minimum royalties payments	694	—	—	—	—	694
Technology purchase	100	—	—	—	—	100
Convertible notes	—	—	—	—	86,250	86,250
Interest payments on the Convertible Notes	2,588	2,588	2,588	2,588	2,588	12,940

Total commitments	$7,665	$6,246	$4,764	$3,373	$88,991	$111,039

      The Company leases its facilities and certain equipment under operating lease agreements extending through August 2007. The Company’s remaining lease commitments for all leased facilities and equipment with an initial or remaining term of at least one-year total $11.1 million.

      The Company has entered into several software license agreements that provide the Company with exclusive worldwide licenses to distribute or utilize certain patented computer software. The Company bundles third-party software in some of its products when it determines that bundling such software is cost-effective or increases the effectiveness of Concord’s products. The minimum royalties payment is $0.7 million.

      The Company has agreed to license additional technology from Tavve, which technology will be delivered in the first half of 2004. The value of this additional purchase is $0.1 million. No additional purchases from Tavve are contemplated at this time.

      On December 8, 2003, the Company raised $82.7 million, net of fees and commissions, following the issuance of convertibles senior notes with a principal of $86.25 million. The Convertible Senior Notes mature in 2023 and bear interest of 3.0%, payable semi-annually in June and December of each year. Concord intends to use the net proceeds of the offering for working capital and general corporate purposes and potentially for future acquisitions of complementary businesses and technologies. Holders of the Convertible Senior Notes may elect to convert some or all of the outstanding Convertible Senior Notes upon certain events, including a change in control or if during a conversion period, the closing price of our stock exceeds $32.24, which is 120% of the conversion price ($26.87) for 20 trading days in a period of 30 trading days, which starts on the first business day of a quarter. If the threshold is met, then holders may convert their Convertible Senior Notes into our Common Stock at any time during the succeeding 90 days, beginning on the 30th trading day of the quarter. We may redeem some or all of the Convertible Senior Notes at any time on or after December 15, 2008. Holders have the right to require the Company to purchase all or a portion of their notes for cash on December 15, 2008, December 15, 2013 and December 15, 2018.

      As of December 31, 2003, the Company’s stock had not exceeded 120% of the conversion price on any trading day since December 8, 2003 and no other events had occurred which would make the Convertible Senior Notes convertible. Holders may convert the notes into shares of our common stock at an initial conversion rate of 37.2148 shares of common stock per $1,000 principal amount of notes (representing a conversion price of approximately $26.87 per share which converts into 3,209,776 shares of common stock), subject to adjustment. We may redeem some or all of the convertible senior notes on or after December 15, 2008.

      As of December 31, 2003, the Company had available for U.S. federal income tax purposes net operating loss carryforwards of approximately $17.3 million, which expire at various dates through 2021. In addition, as of December 31, 2003, the Company had U.S. federal research and development tax credit carryforwards of approximately $3.0 million, which expire at various dates through 2023. Under current tax law, the utilization of net operating loss and research and development tax credit carryforwards may be subject to annual limitations in the event of certain changes in ownership.

      As required by SFAS No. 109, management of the Company has evaluated the positive and negative evidence bearing upon the realizability of the Company’s deferred tax assets. The Company has reserved for its deferred tax assets by recording a valuation allowance. The resulting net deferred tax asset of $9.6 million is based on the Company’s estimate of future taxable income it expects to generate. The reversal of the deferred tax assets valuation allowance is based upon management’s expectation that the Company will generate sufficient taxable income in future periods to allow it to realize its deferred tax assets resulting from the tax benefits associated with its net operating loss carryforwards and its research and development tax credit carryforwards, as well as certain other tax benefits related to book and tax income timing. In the event that actual results differ from these estimates or the Company adjusts these estimates in future periods, the Company may need to establish an additional valuation allowance. Establishing new or additional valuation allowances could materially adversely impact the Company’s financial position and results of operations.

      As of December 31, 2003, the Company has recorded a deferred tax asset of approximately $4.5 million reflecting the benefit of deductions from the exercise of stock options. The Company realized approximately $2.7 million of this benefit as a credit to additional paid in capital during 2003. The remaining valuation allowance of $1.8 million relates to stock option deductions and will be credited to additional paid-in capital when released. If we continue to be sufficiently profitable in 2004, the reserve will be released in 2004.

      Pursuant to the Tax Reform Act of 1986, the utilization of net operating loss carryforwards for tax purposes may be subject to an annual limitation if a cumulative change of ownership of more than 50% occurs over a three-year period.

      As of December 31, 2003, Concord’s principal sources of liquidity included cash, cash equivalents and marketable securities. The Company believes that its current cash, cash equivalents, marketable securities and cash provided by future operations will be sufficient to meet its working capital and anticipated capital expenditure requirements for at least the next 12 months. Although operating activities may provide cash in certain periods, to the extent Concord experiences growth in the future, its operating and investing activities may require additional cash. Consequently, any such future growth may require Concord to obtain additional equity or debt financing.

Recent Accounting Pronouncements

      In April 2003, the Financial Accounting Standards Board (“FASB”) released SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS 149 clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative, amends the definition of an underlying contract, and clarifies when a derivative contains a financing component in order to increase the comparability of accounting practices under SFAS No. 133. The statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. Concord adopted this standard on July 1, 2003 and its adoption did not have any impact on the Company’s financial position or results of operations.

      In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. The Statement is effective for financial instruments entered into or modified after May 31, 2003. Concord adopted this standard on June 1, 2003 and its adoption did not have any impact on the Company’s financial position or results of operations.

      In January 2003, the FASB issued Interpretation (“FIN”) No. 46, Consolidation of Variable Interest Entities, and in December 2003, issued a revision to that interpretation (“FIN 46R”). FIN 46R replaces FIN 46 and addresses consolidation by business enterprises of variable interest entities that possess certain characteristics. A variable interest entity (“VIE”) is defined as (a) an ownership, contractual or monetary interest in an entity where the ability to influence financial decisions is not proportional to the investment interest, or (b) an entity lacking the invested capital sufficient to fund future activities without the support of a third party. FIN 46R establishes standards for determining under what circumstances VIEs should be consolidated with their primary beneficiary, including those to which the usual condition for consolidation does not apply. FIN 46R is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46R must be applied for the first interim or annual period beginning after December 15, 2003. The adoption of this standard is not expected to have a material impact on the Company’s financial position or results of operations as the Company currently does not have variable interest entities.

      In November 2002, the Emerging Issues Task Force (“EITF”) of the FASB reached a consensus on Issue 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. EITF 00-21 requires that for revenue arrangements with multiple deliverables, those deliverables be divided into separate units of accounting if the deliverables meet certain criteria as defined by EITF 00-21. Arrangement consideration is to be allocated among the separate units of accounting based on their relative fair values and revenue recognition decisions should be considered separately for each separate unit of accounting. EITF 00-21 is effective for all arrangements entered into in fiscal periods beginning after June 15, 2003, with early adoption permitted. The Company’s multiple element arrangements fall within the scope of SOP 97-2 and, therefore, EITF 00-21 is not applicable to the Company.

      In August 2003, the EITF reached a consensus on Issue 03-05, Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software. EITF 03-05 addresses the applicability of SOP 97-2 to non-software deliverables in an arrangement containing more-than-incidental software. In an arrangement that includes software that is more than incidental to the products or services as a whole, software and software-related elements are included within the scope of SOP 97-2. Software-related elements include software products and services, as well as any non-software deliverables for which software deliverable is essential to its functionality. The adoption of EITF 03-05 did not have a material impact on the Company’s consolidated financial results. The Company will classify all software-related services and products as software license on its consolidated statement of operations.

      On December 23, 2003, the FASB issued SFAS No. 132 (Revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits. This statement increases the existing GAAP disclosure requirements by requiring more details about pension plan assets, benefit obligations, cash flows, benefit costs and related information. Companies will be required to segregate plan assets by category, such as debt, equity and real estate, and to provide certain expected rates of return and other informational disclosures. SFAS 132(R) also requires companies to disclose various elements of pension and postretirement benefit costs in interim-period financial statements for quarters beginning after December 15, 2003. The new standard provides that companies with foreign plans may defer certain disclosures associated with those plans until fiscal years ending after June 15, 2004. The adoption of this standard is not expected to have a material impact on the Company’s financial position or results of operations.

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

      We do not enter into or hold derivatives for trading or speculative purposes, and we only enter into contracts with highly rated financial institutions. At December 31, 2003, we had no forward contracts outstanding.

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

Item 8.     Financial Statements and Supplementary Data

      Concord’s financial statements together with the related notes and the reports of PricewaterhouseCoopers LLP and Arthur Andersen LLP, independent accountants, are set forth in Item 15.

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

Item 9A.     Controls and Procedures

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

      (b) Changes in Internal Controls over Financial Reporting. There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fourth quarter that has materially affected, or would be reasonably likely to materially affect the Company’s internal controls over financial reporting.

PART III

Item 10.     Directors and Officers of the Registrant

      The information under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” as set forth in Concord’s Proxy Statement for its annual stockholders’ meeting to be held May 5, 2004 is incorporated herein by reference.

      Set forth below is certain information relating to each executive officer’s business experience:

Name	Position

John A. Blaeser	President, Chief Executive Officer and Chairman of the Board
Douglas A. Batt	Executive Vice President, General Counsel and Clerk
Melissa H. Cruz	Executive Vice President, Business Services Chief Financial Officer, Asst. Clerk and Treasurer
Ferdinand Engel	Executive Vice President, Engineering and Chief Technology Officer
Daniel Sheahan	Executive Vice President, Worldwide Sales and Professional Services

      Our executive officers and their ages as of December 31, 2003 are as follows:

      John A. Blaeser, 62, has been Concord’s President, Chief Executive Officer and Chairman of the Board, since January 1996 and a director of Concord since 1985. Prior to joining Concord as Chief Executive Officer and President, from 1991 until 1996, Mr. Blaeser was Managing General Partner of EG&G Venture Management, a venture capital firm. Mr. Blaeser currently serves as a director for Network Engines, Inc.

      Douglas A. Batt, 43, has been Concord’s Executive Vice President and General Counsel since November 2002, and Vice President and General Counsel from July 2000 until November 2002. Prior to joining Concord, Mr. Batt was Technology Counsel at Reebok International Ltd. from October 1997 until July 2000 and from September 1991 until October 1997, Mr. Batt was an attorney with the law firm of Goodwin Procter LLP in Boston.

      Melissa H. Cruz, 41, has been Concord’s Executive Vice President, Business Services and Chief Financial Officer since April 2000, Vice President Finance from January 2000 until April 2000, Director of Finance from August 1998 until January 2000 and Manager, Financial Planning from August 1997 until August 1998. Prior to joining Concord, Ms. Cruz was Director of Finance at SeaChange International, Inc. from November 1996 to August 1997, International Controller at Bay Networks, Inc. from November 1993 to July 1996 and from December 1984 to November 1993, Ms. Cruz held a variety of financial management roles at Digital Equipment Corporation.

      Ferdinand Engel, 55, has been Concord’s Executive Vice President of Engineering and Chief Technology Officer since April 2000, Senior Vice President of Engineering of Concord from September 1999 until April 2000 and Vice President of Engineering of Concord from 1989 until September 1999. Prior to joining Concord, Mr. Engel was Vice President of Engineering for Technology Concepts at Bell Atlantic Corp.

      Daniel Sheahan, 42, has been Concord’s Executive Vice President, Worldwide Sales and Professional Services since November 2002, Vice President of Worldwide Sales from June 2001 until November 2002, and Managing Director of Concord’s Asia Pacific Region from November 1999 until June 2001. Prior to joining Concord, Mr. Sheahan was a senior member of Compuware’s Asia Pacific management team holding several positions during his five years with the company including managing Compuware’s regional professional services organization and leading its Strategic Solutions group.

      Our Code of Business Conduct and Ethics (“Code”) applies to all of our directors, officers and employees. It is publicly available on our website at www.concord.com/aboutus/invest/corp govern.shtml. Amendments to the Code and waivers of any provision thereof which require disclosure under applicable SEC and Nasdaq rules will be disclosed on our website.

Item 11.     Executive Compensation

      The information under the caption “Executive Compensation” as set forth in the Company’s Proxy Statement for its annual stockholders’ meeting to be held May 5, 2004 is incorporated herein by reference.

Item 12.     Security Ownership of Certain Beneficial Owners and Management

      The information under the caption “Securities Ownership of Certain Beneficial Owners and Management” as set forth in Concord’s Proxy Statement for its Annual Stockholders’ Meeting to be held May 5, 2004 is incorporated herein by reference.

Item 13.     Certain Relationships and Related Transactions

      None.

Item 14.     Principal Accountant Fees and Services

      The response to this Item will be contained in the Proxy Statement for the annual stockholders meeting to be held on May 5, 2004 under the caption “Statement of Fees Paid to Independent Auditors,” and is incorporated herein.

PART IV

Item 15.     Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) The following documents are filed as part of this Form:

      1.     Consolidated Financial Statements:

Page
Number

Reports of Independent Auditors	48
Consolidated Balance Sheets:
December 31, 2003 and 2002	50
Consolidated Statements of Operations:
Years ended December 31, 2003, 2002 and 2001	51
Consolidated Statements of Stockholders’ Equity:
Years ended December 31, 2003, 2002 and 2001	52
Consolidated Statements of Cash Flows:
Years ended December 31, 2003, 2002 and 2001	53
Notes to Consolidated Financial Statements	54

      2.     Consolidated Financial Statement Schedules

      Schedule II — Valuation and Qualifying Accounts Included in Note 12 of Notes to Consolidated Financial Statements

      All other financial statement schedules are omitted because they are not applicable or the required information is included in the consolidated financial statements and notes thereto.

(b) Exhibits:

      See Exhibit Index. The Exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this report.

(c) Reports on Form 8-K:

      Current Reports on Form 8-K were filed on November 10, 2003, December 2, 2003, December 3, 2003, and December 9, 2003.

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders

of Concord Communications, Inc.:

      In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Concord Communications, Inc. and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. The consolidated financial statements of Concord Communications, Inc. for the year ended December 31, 2001 were audited by other independent auditors who have ceased operations. Those independent auditors expressed an unqualified opinion on those consolidated financial statements in their report dated January 16, 2002.

/s/ PRICEWATERHOUSECOOPERS LLP
PRICEWATERHOUSECOOPERS LLP

Boston, Massachusetts

January 19, 2004

      This is a copy of the audit report previously issued by Arthur Andersen LLP in connection with Concord Communications, Inc.’s filing on Form 10-K for the year ended December 31, 2001. This audit report has not been reissued by Arthur Andersen LLP in connection with this filing on Form 10-K. The consolidated balance sheets as of December 31, 2001 and 2000 and the consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2000 referred to in this report have not been included in the accompanying consolidated financial statements.

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

/s/ ARTHUR ANDERSEN LLP
ARTHUR ANDERSEN LLP

Boston, Massachusetts

January 16, 2002

CONCORD COMMUNICATIONS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,	December 31,
	2003	2002

ASSETS
Current Assets:
Cash and cash equivalents	$69,436	$10,362
Marketable securities	92,455	62,469
Restricted cash	194	839
Accounts receivable, net of allowance of $1,050 and $1,480 at December 31, 2003 and 2002, respectively	22,194	17,417
Deferred tax assets	4,638	817
Prepaid expenses and other current assets	4,851	2,882

Total current assets	193,768	94,786

Equipment and improvements:
Equipment	19,433	22,987
Leasehold improvements	6,225	6,111

	25,658	29,098
Less — accumulated depreciation and amortization	18,961	20,853

	6,697	8,245

Goodwill	6,225	—
Other intangible assets, net	3,004	—

	9,229	—

Deferred tax assets	4,962	2,683
Unamortized debt issuance costs and other long-term assets	3,770	216

	8,732	2,899

Total assets	$218,426	$105,930

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$5,218	$3,584
Accrued expenses	12,627	10,062
Deferred revenue	26,490	23,348

Total current liabilities	44,335	36,994
Convertible senior notes	86,250	—

Total liabilities	130,585	36,994

Commitments and Contingencies (Note 9)
Stockholders’ Equity:
Preferred stock, $0.01 par value:
Authorized — 1,000,000 shares
Issued and outstanding — none	—	—
Common stock, $0.01 par value:
Authorized — 50,000,000 shares
Issued and outstanding — 18,121,211 and 17,246,005 shares at December 31, 2003 and 2002, respectively	181	172
Additional paid-in capital	111,651	98,893
Deferred compensation	—	(60)
Accumulated other comprehensive income	816	2,408
Accumulated deficit	(24,807)	(32,477)

Total stockholders’ equity	87,841	68,936

Total liabilities and stockholders’ equity	$218,426	$105,930

The accompanying notes are an integral part of these consolidated financial statements.

CONCORD COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	Year Ended December 31,

	2003	2002	2001

Revenues:
License revenues	$54,267	$51,230	$54,406
Service revenues	49,796	42,614	33,572

Total revenues	104,063	93,844	87,978

Cost of Revenues:
Cost of license revenues	3,117	1,850	2,272
Cost of service revenues	16,127	15,120	15,544

Total cost of revenues	19,244	16,970	17,816

Gross profit	84,819	76,874	70,162

Operating Expenses:
Research and development (excluding stock-based compensation of $60, $106 and $315, respectively)	22,767	21,867	23,969
Sales and marketing	48,352	47,383	51,041
General and administrative (excluding stock-based compensation of $0, $0 and $5, respectively)	9,035	7,665	8,700
Stock-based compensation	60	106	320
Acquisition-related charges	40	—	—
Acquired in-process research and development	994	—	—

Total operating expenses	81,248	77,021	84,030

Operating income (loss)	3,571	(147)	(13,868)

Other Income (Expense):
Interest income	2,808	3,127	3,361
Interest expense	(244)	(17)	—
Other expense	(480)	(194)	(200)

Total other income, net	2,084	2,916	3,161

Income (loss) before income taxes	5,655	2,769	(10,707)
(Benefit from) provision for income taxes	(2,015)	568	447

Net income (loss)	$7,670	$2,201	$(11,154)

Net income (loss) per common and potential common share:
Basic	$0.44	$0.13	$(0.67)

Diluted	$0.42	$0.12	$(0.67)

Weighted average common and potential common shares outstanding:
Basic	17,533,509	17,057,188	16,682,634

Diluted	18,207,541	17,627,122	16,682,634

The accompanying notes are an integral part of these consolidated financial statements.

CONCORD COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Common Stock
					Accumulated
		$0.01	Additional		Other
	Number	Par	Paid-in	Deferred	Comprehensive	Accumulated		Comprehensive
	of Shares	Value	Capital	Compensation	Income (Loss)	Deficit	Total	Income (Loss)

BALANCE, DECEMBER 31, 2000	16,554,944	$166	$95,478	$(1,510)	$135	$(23,524)	$70,745
Shares issued in connection with employee stock plans	346,249	3	1,835				1,838
Reversal of deferred compensation related to forfeitures of unvested stock options and restricted stock			(948)	948			—
Amortization of deferred compensation related to grants of stock options				320			320
Unrealized gains on available-for-sale securities					1,757		1,757	$1,757
Net loss						(11,154)	(11,154)	(11,154)

Comprehensive loss								$(9,397)

BALANCE, DECEMBER 31, 2001	16,901,193	169	96,365	(242)	1,892	(34,678)	63,506
Shares issued in connection with employee stock plans	344,812	3	2,604				2,607
Reversal of deferred compensation related to forfeitures of unvested stock options and restricted stock			(76)	76			—
Amortization of deferred compensation related to grants of stock options				106			106
Unrealized gains on available-for-sale securities					516		516	$516
Net income						2,201	2,201	2,201

Comprehensive income								$2,717

BALANCE, DECEMBER 31, 2002	17,246,005	172	98,893	(60)	2,408	(32,477)	68,936
Shares issued in connection with employee stock plans	534,210	5	4,525				4,530
Tax benefit from exercise of stock options			2,726				2,726
Shares issued in connection with netViz acquisition	340,996	4	4,964				4,968
Amortization of deferred compensation related to grants of stock options				60			60
Unrealized losses on available-for-sale securities			543		(1,592)		(1,049)	$(1,049)
Net income						7,670	7,670	7,670

Comprehensive income								$6,621

BALANCE, DECEMBER 31, 2003	18,121,211	$181	$111,651	$—	$816	$(24,807)	$87,841

The accompanying notes are an integral part of these consolidated financial statements.

CONCORD COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,

	2003	2002	2001

Cash Flows from Operating Activities:
Net income (loss)	$7,670	$2,201	$(11,154)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	5,223	6,077	6,290
(Loss) gain on disposal or sale of equipment and improvements	(14)	(7)	24
Stock-based compensation	60	106	320
Amortization of debt issuance costs	59	—	—
Deferred tax benefit	(2,624)	—	—
Changes in assets and liabilities:
Accounts receivable	(4,473)	(880)	3,463
Prepaid expenses and other current assets	(1,892)	176	(648)
Accounts payable	1,591	31	436
Accrued expenses	2,292	(3,217)	2,350
Deferred revenue	2,551	1,207	4,657
Other assets	(56)	30	(157)

Net cash provided by operating activities	10,387	5,724	5,581

Cash Flows from Investing Activities:
Purchases of equipment and improvements	(3,203)	(3,520)	(4,083)
Investments in marketable securities	(58,895)	(20,363)	(16,492)
Proceeds from sales of marketable securities	27,860	17,742	11,442
Deposit of restricted cash	—	(839)	—
Release of restricted cash	645	—	—
Acquisition of business — net of cash acquired	(4,981)	—	—

Net cash used for investing activities	(38,574)	(6,980)	(9,133)

Cash Flows from Financing Activities:
Proceeds from convertible senior notes	86,250	—	—
Debt issuance costs	(3,519)	—	—
Proceeds from issuance of common stock	4,530	2,607	1,838

Net cash provided by financing activities	87,261	2,607	1,838

Net increase (decrease) in cash and cash equivalents	59,074	1,351	(1,714)
Cash and cash equivalents, beginning of year	10,362	9,011	10,725

Cash and cash equivalents, end of year	$69,436	$10,362	$9,011

Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$513	$476	$281
Supplemental Disclosure of Noncash Financing and Investing Transactions:
Reversal of deferred compensation related to forfeitures of stock options	$—	$(76)	$(948)
Retirements of fully depreciated equipment and improvements	$4,615	$—	$631
Unrealized gain/(loss) on available-for-sale securities	$(1,592)	$516	$1,757
Common stock issued to acquire business	$4,968	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

CONCORD COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Organization and Significant Accounting Policies

      Concord Communications, Inc. (the “Company” or “Concord”) is primarily engaged in the development and sale of Business Service Management (BSM) to enterprise customers, managed service providers and telecommunication carriers principally located in the United States, Europe, the Middle East, Africa, Latin America and Asia Pacific.

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

(b)	Cash, Cash Equivalents and Marketable Securities

      The Company follows the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company has classified its investment securities as available-for-sale and recorded them at fair value, with the unrealized gains and losses reported as a separate component of stockholders’ equity. The Company considers highly liquid investments, purchased with an original maturity of 90 days or less, to be cash equivalents. Cash equivalents were $57.1 million and $3.6 million at December 31, 2003 and 2002, respectively, and consisted primarily of money market funds.

(c)	Restricted Cash

      Restricted cash totaling $0.2 million and $0.8 million at December 31, 2003 and 2002, respectively, consists of money market funds held in the Company’s name and held with a major financial institution. Such funds are being used as collateral under a letter of credit arrangement with a Company supplier and will expire in May 2004.

(d)	Revenue Recognition

      The Company’s revenues consist of software license revenues and service revenues. Software license revenues are recognized in accordance with the American Institute of Certified Public Accountants’ Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as modified by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition With Respect to Certain Transactions. Software license revenues are recognized when persuasive evidence of an arrangement exists and delivery of the software has occurred, provided that the license fee is fixed or determinable, collection is considered reasonably assured and no customer acceptance clauses exist. If an arrangement includes an acceptance provision, revenue recognition occurs upon the earlier of receipt of a written customer acceptance or expiration of the acceptance period. If the fee is determined not to be fixed or determinable, revenue is recognized when the fees become due. If collection is not considered reasonably assured, revenue is recognized when collection becomes reasonably assured, typically upon the receipt of cash. Revenues under multiple-element arrangements, which typically include software products, services, maintenance and sometimes undelivered specified software upgrades sold together, are allocated to each element using the residual method in accordance with SOP 98-9. Under the residual method, the fair value of the undelivered elements is deferred and subsequently recognized when these elements are delivered; the remainder of the arrangement consideration is allocated to the software. The Company has established sufficient vendor specific objective evidence for professional services, training,

CONCORD COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

maintenance, customer support services and specified software upgrades based on the price charged when these elements are sold separately. Accordingly, software license revenues are recognized under the residual method in arrangements in which software is licensed with professional services, training, maintenance, customer support services and specified software upgrades.

      Service revenues include professional services, training, maintenance and customer support fees. Professional services are not essential to the functionality of the other elements in an arrangement and are accounted for separately. Service revenues are recognized as the services are performed, provided evidence of an arrangement exists, fees are fixed or determinable, and collection is considered reasonably assured.

      Maintenance revenues, a component of service revenues, are derived from customer support agreements generally entered into in connection with initial license sales and subsequent renewals. Maintenance and customer support fees include the right to unspecified upgrades on a when-and-if-available basis and ongoing technical support. Maintenance revenues are recognized ratably over the term of the maintenance period. Payments for maintenance fees are generally made in advance and are included in deferred revenue. As of December 31, 2003 and 2002, deferred revenue includes $20.8 million and $17.9 million of deferred maintenance revenues.

(e)	Equipment and Improvements

      Equipment and improvements are recorded at cost. Depreciation is provided for on a straight-line basis over the useful lives of the assets, which are estimated to be three years for all assets other than leasehold improvements, which are amortized over the shorter of the life of the asset or the term of the lease. Upon retirement or sale, the related cost and accumulated depreciation or amortization is removed from the accounts and any resulting gain or loss is included in the results of operations. Depreciation expense of $4.8 million, $6.1 million and $6.3 million was incurred in fiscal years 2003, 2002 and 2001, respectively.

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

(g)	Financial Instruments, Concentration of Credit Risk and Significant Customers

      The Company has estimated the fair value of financial instruments using available market information and appropriate valuation methodologies. The carrying values of cash, cash equivalents, restricted cash, marketable securities, accounts receivable, accounts payable and accrued expenses approximate fair market value due to the short-term nature of these financial instruments. Given the recent date of the issuance of the Convertible Senior Notes and the unchanged interest rate environment, the Convertible Senior Notes’ fair value approximates their carrying value. Financial instruments that potentially subject the Company to concentrations of credit risk are principally cash, cash equivalents, restricted cash, marketable securities and accounts receivable. The Company has no significant off-balance-sheet or concentration of credit risk exposure such as foreign exchange contracts or option contracts. The Company maintains its cash, cash equivalents, restricted cash and marketable securities with established financial institutions. Concentration of credit risk with respect to accounts receivable is limited to certain customers to whom the Company makes substantial sales. To reduce its credit risk, the Company routinely assesses the financial strength of its customers. The Company maintains an allowance for potential credit losses but historically has not experienced any significant losses related to individual customers or groups of customers in any particular industry or geographic area. No individual customer or reseller accounted for more than 10% of revenues in

CONCORD COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2003, 2002 or 2001. No individual customer accounted for more than 10% of the Company’s accounts receivable at December 31, 2003. One customer, a reseller in Europe, accounted for 11.0% of the Company’s accounts receivable at December 31, 2002.

(h)	Foreign Currency Translation and Transactions

      The Company translates the assets and liabilities of its foreign subsidiaries and branches at the exchange rates in effect at fiscal year-end in accordance with SFAS No. 52, Foreign Currency Translation. Revenues and expenses are translated using average exchange rates in effect during each period. Because the Company’s subsidiaries and branches are considered extensions of domestic operations, translation gains and losses are included in the Company’s consolidated statements of operations and are classified as other income (expense). Transaction and translation losses totaling $0.44 million, $0.13 million and $0.09 million were recognized in fiscal years 2003, 2002 and 2001, respectively.

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

      At December 31, 2003, the Company had no forward contracts outstanding.

      At December 31, 2002, the Company had one forward contract outstanding, which is presented in the table below. The notional exchange rate is quoted using market conventions where the currency is expressed in currency units per U.S. dollar.

					Fair Market
		Maturity	Notional	Notional	Value as of
Currency	Position	Date	Amount	Exchange Rate	Dec 31, 2002

Euro	Sell	1/10/2003	486,000	1.0063	$510,000

(j)	Software Development Costs

      SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed, requires the capitalization of certain computer software development costs incurred after technological feasibility is established. The Company believes that once technological feasibility of a software product has been established, the additional development costs incurred to bring the product to a commercially acceptable level are not significant. There were no capitalized software development costs at December 31, 2003 or 2002.

CONCORD COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(k)	Stock-Based Compensation

      The Company accounts for employee stock-based compensation arrangements under the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. SFAS No. 123, Accounting for Stock-Based Compensation, permits the use of either a fair-value based method or the intrinsic value method under APB No. 25 to account for employee stock-based compensation arrangements. Companies that elect to use the intrinsic value method provided in APB No. 25 are required to disclose the pro forma net income (loss) and net income (loss) per share that would have resulted form the use of the fair value method. The Company has provided, below, the pro forma disclosures of the effect on net income (loss) and net income (loss) per share as if SFAS No. 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, an Amendment to FASB Statement No. 123, had been applied in measuring compensation expense for all periods presented.

	Year Ended December 31,

	2003	2002	2001

	(In thousands, except per share data)
Net income (loss):
As reported	$7,670	$2,201	$(11,154)
Add:
Stock-based employee compensation expense included in reported net income (loss), net of related taxes	60	106	320
Less:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(9,533)	(15,553)	(14,959)

Pro forma loss	$(1,803)	$(13,246)	$(25,793)

Basic net income (loss) per share:
As reported	$0.44	$0.13	$(0.67)
Pro forma	$(0.10)	$(0.78)	$(1.55)
Diluted net income (loss) per share:
As reported	$0.42	$0.12	$(0.67)
Pro forma	$(0.10)	$(0.78)	$(1.55)

(l)	Net Income (Loss) per Share

      The Company computes earnings per share following the provisions of SFAS No. 128, Earnings Per Share. Basic net income (loss) per share is computed using the weighted-average number of common shares outstanding for a period. Diluted net income (loss) per share is computed using the weighted-average number of common and dilutive potential common shares outstanding for the period. For the years ended December 31, 2003 and 2002, dilutive potential common shares consisted of outstanding options. For the year ended December 31, 2001, diluted net loss per share is the same as basic net loss per share as the effects of potential common stock are antidilutive as a result of the Company’s reported loss. The dilutive effect of outstanding stock options is computed using the treasury stock method. The dilutive effect of convertible preferred stock is computed using the as-if-converted method.

CONCORD COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Calculations of the basic and diluted net income (loss) per common share and potential common shares are as follows:

	Year Ended December, 31

	2003	2002	2001

	(In thousands except share and per share data)
Basic:
Net income applicable to common stockholders	$7,670	$2,201	$(11,154)

Weighted average common shares outstanding	17,533,509	17,057,188	16,682,634

Basic net income (loss) per share	$0.44	$0.13	$(0.67)

Diluted:
Net income applicable to common stockholders	$7,670	$2,201	$(11,154)

Weighted average common shares outstanding	17,533,509	17,057,188	16,682,634
Potential common shares pursuant to stock options	674,032	569,934	—

Diluted weighted average shares	18,207,541	17,627,122	16,682,634

Diluted net income (loss) per share	$0.42	$0.12	$(0.67)

      Diluted weighted average shares outstanding does not include 1,931,133, 2,113,271 and 4,154,700 potential common shares for the years ended December 31, 2003, 2002 and 2001, respectively, as their effect would have been anti-dilutive.

      For the period ended December 31, 2003, common stock reserved for issuance upon conversion of the 2003 Convertible Senior Notes for approximately 3,209,776 shares were not included in diluted earnings per share because the conversion criteria had not been met. When the Convertible Senior Notes conversion criteria is met and prior to converting those notes, 3,209,776 shares will be included in the diluted weighted average common shares and equivalents for the net income per share calculation, excluding interest expense for the period.

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

(n)	Recent Accounting Pronouncements

      In April 2003, the Financial Accounting Standards Board (“FASB”) released SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS 149 clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative, amends the definition of an underlying contract, and clarifies when a derivative contains a financing component in order to increase the comparability of accounting practices under SFAS No. 133. The statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. Concord adopted this standard on July 1, 2003 and its adoption did not have any impact on the Company’s financial position or results of operations.

CONCORD COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. The Statement is effective for financial instruments entered into or modified after May 31, 2003. Concord adopted this standard on June 1, 2003 and its adoption did not have any impact on the Company’s financial position or results of operations.

      In January 2003, the FASB issued Interpretation (“FIN”) No. 46, Consolidation of Variable Interest Entities, and in December 2003, issued a revision to that interpretation (“FIN 46R”). FIN 46R replaces FIN 46 and addresses consolidation by business enterprises of variable interest entities that possess certain characteristics. A variable interest entity (“VIE”) is defined as (a) an ownership, contractual or monetary interest in an entity where the ability to influence financial decisions is not proportional to the investment interest, or (b) an entity lacking the invested capital sufficient to fund future activities without the support of a third party. FIN 46R establishes standards for determining under what circumstances VIEs should be consolidated with their primary beneficiary, including those to which the usual condition for consolidation does not apply. FIN 46R is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46R must be applied for the first interim or annual period beginning after December 15, 2003. The adoption of this standard is not expected to have a material impact on the Company’s financial position or results of operations as the Company currently does not have variable interest entities.

      In November 2002, the Emerging Issues Task Force (“EITF”) of the FASB reached a consensus on Issue 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. EITF 00-21 requires that for revenue arrangements with multiple deliverables, those deliverables be divided into separate units of accounting if the deliverables meet certain criteria as defined by EITF 00-21. Arrangement consideration is to be allocated among the separate units of accounting based on their relative fair values and revenue recognition decisions should be considered separately for each separate unit of accounting. EITF 00-21 is effective for all arrangements entered into in fiscal periods beginning after June 15, 2003, with early adoption permitted. The Company’s multiple element arrangements fall within the scope of SOP 97-2 and, therefore, EITF 00-21 is not applicable to the Company.

      In August 2003, the EITF reached a consensus on Issue 03-05, Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software. EITF 03-05 addresses the applicability of SOP 97-2 to non-software deliverables in an arrangement containing more-than-incidental software. In an arrangement that includes software that is more than incidental to the products or services as a whole, software and software-related elements are included within the scope of SOP 97-2. Software-related elements include software products and services, as well as any non-software deliverables for which software deliverable is essential to its functionality. The adoption of EITF 03-05 did not have a material impact on the Company’s consolidated financial results. The Company will classify all software-related services and products as software license on its consolidated statement of operations.

      On December 23, 2003, the FASB issued SFAS No. 132 (Revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits. This standard increases the existing GAAP disclosure requirements by requiring more details about pension plan assets, benefit obligations, cash flows, benefit costs and related information. Companies will be required to segregate plan assets by category, such as debt, equity and real estate, and to provide certain expected rates of return and other informational disclosures. SFAS 132(R) also requires companies to disclose various elements of pension and postretirement benefit costs in interim-period financial statements for quarters beginning after December 15, 2003. The new standard provides that companies with foreign plans may defer certain disclosures associated with those plans until fiscal years ending

CONCORD COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

after June 15, 2004. The adoption of this standard is not expected to have a material impact on the Company’s financial position or results of operations.

(o)	Reclassification

      Certain amounts in the 2002 consolidated financial statements have been reclassified to conform with the 2003 presentation.

(2) Acquisition of Netviz Corporation

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

      Consideration for the acquisition totaled $10.3 million, including transaction costs of $0.3 million. The consideration consisted of $5.0 million in cash paid at closing and the issuance of 340,996 shares of Common Stock, valued at approximately $5.0 million.

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

(In thousands)
Total consideration:
Cash	$5,000
Stock	5,000
Transaction costs	342

Total purchase consideration	$10,342

Allocation of the purchase consideration
Current assets	$813
Equipment and improvements	51
Deferred tax asset	750
Identifiable intangible assets	3,410
Goodwill	6,225

Total assets acquired	11,249
Fair value of liabilities assumed	(907)

$10,342

CONCORD COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The deferred income taxes and any valuation allowances therein are based in part on future estimated profitability of the Company. As a direct result of the netViz acquisition, the Company has estimated that future profitability will increase and therefore released $0.75 million of the valuation allowance in the three months ended September 30, 2003.

      The following are the identifiable intangible assets acquired and the respective estimated periods over which the assets will be amortized:

		Amortization
	Amount	Period

	(In thousands)	(In years)
Completed technology (software)	$2,130	4
Reseller relationships	570	5
Maintenance relationships	340	5
Contractor agreements	300	4
Trade name/trademark	70	3

Total	$3,410

Weighted average amortization period:		4

      The completed technology (software), reseller relationships, maintenance relationships and trade name/ trademark will be amortized at the greater of (a) the ratio that current revenues bear to the total of current and anticipated future revenues or (b) the straight-line method over their respective remaining useful lives. The contractor agreements will be amortized using the straight-line method over their useful lives. The values of the completed technology (software), reseller relationships, maintenance relationships, contractor agreements and trade name/ trademark were determined using the income approach. The income approach requires a projection of revenues and expenses specifically attributed to the intangible assets. The discounted cash flow (“DCF”) method is then applied to the potential income streams after making necessary adjustments with respect to such factors as the wasting nature of the identifiable intangible assets and the allowance of a fair return on the net tangible assets and other intangible assets employed. There are several variations on the income approach, including the relief-from-royalty method, the avoided cost method and the lost profits method.

      The relief-from-royalty method was used to value the trade name/ trademark. The relief-from-royalty method is used to estimate the cost savings that accrue to the owner of the intangible assets that would otherwise have to pay royalties or licensee fees on revenues earned through the use of the asset. The royalty rate used in the analysis is based on an analysis of empirical, market-derived royalty rates for guideline intangible assets. Typically, revenue is projected over the expected remaining useful life of the intangible asset. The market-derived royalty rate is then applied to estimate the royalty savings. The key assumptions used in valuing the trade name/ trademark are as follows: royalty rate 1%, discount rate 21%, tax rate 40% and estimated average economic life of 3 years.

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

      The completed technology (software) and maintenance relationships were valued using the income approach without variation. The key assumptions used in valuing the completed technology (software) are as

CONCORD COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

follows: discount rate 21%, tax rate 40% and estimated life of 4 years. The key assumptions used in valuing the maintenance relationships are as follows: discount rate 21%, tax rate 40% and estimated average economic life of 5 years.

Pro Forma Results (Unaudited)

      The following table reflects unaudited pro forma results of operations of the Company assuming that the netViz acquisition had occurred on January 1, 2002 (in thousands, except per share data):

	Year Ended December 31,

	2003	2002

Revenues	$106,067	$97,947
Net income	$7,420	$2,215
Net income per diluted share	$0.41	$0.13

      The unaudited pro forma results of operations are not necessarily indicative of the actual results that would have occurred had the transaction actually taken place at the beginning of these periods.

(3) Goodwill and Other Intangible Assets

      The changes in the carrying amount of goodwill, by reportable segment, for the year ended December 31, 2003 are as follows (in thousands):

	MSP/TC	Enterprise	Total

Balance as of January 1, 2003	$—	$—	$—
Goodwill acquired during year	2,800	3,425	6,225
Impairment losses	—	—	—

Balance as of December 31, 2003	$2,800	$3,425	$6,225

      All of the Company’s goodwill resulted from the acquisition of netViz (see Note 2.) The goodwill is tested for impairment on June 30th of each year and whenever changes in circumstances indicate goodwill could be impaired.

      Other intangible assets as of December 31, 2003 consist of the following (in thousands):

		Accumulated
	Cost	Amortization	Net

Completed technology (software)	$2,130	$(266)	$1,864
Reseller relationships	570	(57)	513
Maintenance relationships	340	(34)	306
Contractor agreements	300	(37)	263
Trade name/trademark	70	(12)	58

Total	$3,410	$(406)	$3,004

      There were no intangible assets as of December 31, 2002.

CONCORD COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Aggregate amortization expense was $0.4 million for year ended December 31, 2003. Of this amount, $0.3 million was included in cost of revenues, and $0.1 million was included in operating expenses. Estimated amortization expense for the five succeeding fiscal years as of December 31, 2003 is as follows (in thousands):

	Cost of	Operating
Year Ending	Revenues	Expenses	Total

2004	$532	$280	$812
2005	532	280	812
2006	532	269	801
2007	268	219	487
2008	—	92	92

Total	$1,864	$1,140	$3,004

(4) Acquired In-Process Research and Development

      On July 11, 2003, Concord entered into a license agreement with Tavve Software Company (“Tavve”) whereby Concord licensed components of Tavve’s technology. Concord has licensed Tavve’s root cause analysis and discovery of layer 2 and 3 network topology to build upon Concord’s current position in optimizing application availability and performance across networks and systems. The transaction, valued at $1.2 million, included $0.2 million of prepaid maintenance and $1.0 million of in-process research and development. This was accounted for as in-process-research-and-development as an integrated product has not reached technological feasibility and has no alternative future use. Accordingly, the $1.0 million was expensed in 2003.

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

      The detail program design for the integration of Tavve’s technology into Concord eHealth® Suite of products has not been completed as of December 31, 2003; thus, the exact costs and efforts required for completion of this integration has not been determined. Based on management’s initial estimates, an integrated product based on Tavve’s technology will be introduced in the next 12 to 18 months. However, as with any major software development project, actual introduction may vary. Failure to successfully market and sell the integrated product may adversely impact the Company’s business.

CONCORD COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(5) Convertible Senior Notes

      In December 2003, Concord issued $86.25 million in 3.0% convertible senior notes due 2023. The Convertible Senior Notes mature on July 1, 2023 (the “Convertible Senior Notes”) and bear interest at a rate of 3.00% per annum, payable semiannually on June 15 and December 15 of each year. The Convertible Senior Notes will rank equally to existing and future unsecured senior indebtedness. The Convertible Senior Notes are contingently convertible into shares of the Company’s common stock at the occurrence of specific events, including a change in control or if during a conversion period, the closing price of Concord stock exceeds $32.24, which is 120% of the conversion price ($26.87) for 20 trading days in a period of 30 trading days, which starts on the first business day of a quarter. If the threshold is met, then holders may convert their Convertible Senior Notes into the Company’s Common Stock at any time during the succeeding 90 days, beginning on the 30th trading day of the quarter. The Company may redeem some or all of the Convertible Senior Notes at any time on or after December 15, 2008. Holders have the right to require the Company to purchase all or a portion of their notes for cash on December 15, 2008, December 15, 2013 and December 15, 2018.

      As of December 31, 2003, the Company’s Common Stock had not exceeded 120% of the conversion price on any trading day since December 8, 2003 and no other events had occurred which would make the Convertible Senior Notes convertible. The Convertible Senior Notes will be convertible into shares of Common Stock at an initial conversion price of $26.87 per share. Holders may convert the Convertible Senior Notes into shares of Common Stock at an initial conversion rate of 37.2148 shares of Common Stock per $1,000 principal amount of Convertible Senior Notes which converts into 3,209,776 shares of common stock subject to adjustment.

      Concord may redeem some or all of the Convertible Senior Notes at any time on or after December 15, 2008. Holders of the Convertible Senior Notes will have the right to require Concord to repurchase some or all of the outstanding notes on December 15, 2008, 2013, and 2018 and upon certain events, including a change in control. Accrued interest to the redemption date will be paid by Concord in any such redemption. Total interest expense under this debt for 2003 was $0.17 million.

      Under the terms of the Convertible Senior Notes, Concord is required to comply with certain restrictive covenants, which require that the Company maintain solvency and liquidity. The Company was in compliance with all covenants as of December 31, 2003.

      In connection with the issuance of the Convertible Senior Notes, the Company incurred $3.52 million of issuance costs, which primarily consisted of investment banker fees, legal, and other professional fees. These costs are being amortized to interest expense over the five year period to the first date holders of the Convertible Senior Notes may require Concord to repurchase the outstanding Convertible Senior Notes. Amortization expense related to the issuance costs was $0.06 million for 2003. At December 31, 2003, net debt issuance costs associated with the Convertible Senior Notes were $3.46 million.

(6) Marketable Securities

      It is the Company’s intent to maintain a liquid investment portfolio to support current operations and to take advantage of investment opportunities; therefore, all marketable securities are considered to be available-for-sale and are classified as current assets.

CONCORD COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The unrealized gains and fair value of marketable securities available-for-sale as of December 31, 2003 with maturity dates from January 15, 2004 through December 1, 2008, are as follows (in thousands):

	Less Than 12 Months		12 Months or More		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Gains	Value	Gains	Value	Gains

US government and municipal obligations	$16,512	$67	$8,251	$267	$24,763	$334
Foreign government obligations	1,032	27	—	—	1,032	27
Corporate bonds and notes	16,523	123	50,137	876	66,660	999

Total	$34,067	$217	$58,388	$1,143	$92,455	$1,360

      The unrealized gains and fair value of marketable securities available-for-sale as of December 31, 2002 with maturity dates from January 1, 2003 through December 1, 2008, are as follows (in thousands):

	Less Than 12 Months		12 Months or More		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Gains	Value	Gains	Value	Gains

US government and municipal obligations	$10,043	$195	$11,605	$719	$21,648	$914
Foreign government obligations	—	—	1,082	70	1,082	70
Corporate bonds and notes	12,910	64	26,829	1,360	39,739	1,424

Total	$22,953	$259	$39,516	$2,149	$62,469	$2,408

(7) Stock Option Plans

(a) Employee Stock Purchase Plans

      In July 1997, the Board of Directors adopted the 1997 Employee Stock Purchase Plan (“ESPP Plan”). The Company has reserved 375,000 of its shares of common stock for issuance under the ESPP Plan. Eligible employees may purchase shares at 85% of the lower of the average market price at the beginning or ending date of each ESPP Plan payment period, as defined. During the year ended December 31, 2003 and 2002, no shares were issued under the ESPP Plan. During the year ended December 31, 2001, 232,441 shares were issued under the ESPP Plan. As of December 31, 2003, no shares were available for future issuance under the ESPP Plan.

      In October 2001, the Board of Directors adopted the 2001 Non-Executive Employee Stock Purchase Plan (“NEESPP Plan”), which was subsequently approved by the shareholders of the Company in April 2002. The Company has reserved 500,000 of its shares for issuance under the NEESPP Plan. Eligible employees may purchase shares at 85% of the lower of the closing market price at the beginning or ending date of each NEESPP Plan payment period, as defined. Officers and directors are not eligible employees under the NEESPP Plan. During the years ended December 31, 2003 and 2002, 208,331 and 180,697 shares, respectively, were issued under the NEESPP Plan. As of December 31, 2003, 110,972 shares were available for future issuance under the NEESPP Plan.

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

CONCORD COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In July 1997, the Board of Directors adopted the 1997 Stock Plan (“1997 Plan”), as amended, which permits granting of incentive and non-qualified stock options as well as other stock rights to employees, officers, or consultants of the Company and its subsidiaries at prices determined by the Board of Directors prior to the Company’s IPO and at market value at the date of grant subsequent to the IPO. The 1997 Plan also permits direct purchases of stock by individuals at prices determined by the Board of Directors. Options become exercisable as determined by the Board of Directors and expire up to 5 to 10 years from the date of grant. The number of shares of common stock subject to issuance under the 1997 Plan is 3,250,000. At December 31, 2003, 374,767 shares were available for future grant under the 1997 Plan.

      In July 1997, the Board of Directors adopted the 1997 Non-employee Director Stock Option Plan (“1997 Director Plan”), as amended, which was subsequently approved by the shareholders of the Company. The 1997 Director Plan provides for the granting of nonqualified stock options to members of the Board of Directors who are not employees or officers of the Company. Options generally vest over 4 years and expire up to 10 years from the date of grant. The number of shares of common stock originally subject to issuance under the 1997 Director Plan was 130,000. In February 2002, the Board of Directors adopted an amendment to the 1997 Director Plan, which was subsequently approved by the shareholders of the Company in April 2003, increasing the number of shares of common stock available for future grants there under by 200,000 for a total of 330,000. At December 31, 2003, 178,750 shares of common stock were available for future grant under the 1997 Director Plan.

      In November 2000, the Board of Directors adopted the 2000 Non-Executive Employee Equity Incentive Plan (“2000 Equity Incentive Plan”). The 2000 Equity Incentive Plan provides for the granting of nonqualified stock options, stock bonuses, stock appreciation rights and other stock based awards to employees of Concord who are not officers or directors of the Company. To date, only stock options have been awarded under this plan. Options become exercisable as determined by the Board of Directors and expire up to 10 years from the date of grant. The number of shares of common stock originally reserved for issuance under the 2000 Equity Incentive Plan was 1,500,000. In January 2002, the Board of Directors adopted an amendment to the 2000 Equity Incentive Plan increasing the number of shares of common stock reserved for issuance there under by 500,000 for a total of 2,000,000. As of December 31, 2003, 167,438 shares were available for future grant under the 2000 Equity Incentive Plan.

      In accordance with SFAS No. 123, the Company accounts for stock-based compensation for employees under APB No. 25, using the intrinsic value method and has elected the disclosure-only alternative under SFAS No. 123 for options granted using the Black-Scholes option pricing model prescribed by SFAS No. 123.

      The assumptions are as follows:

	Year Ended December 31,

	2003	2002	2001

Risk-free interest rate	3.65%	3.90%	6.00%
Expected dividend yield	0%	0%	0%
Expected lives	5 years	7 years	7 years
Expected volatility	96%	91%	89%

CONCORD COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes information about options outstanding and exercisable at December 31, 2003:

	Options Outstanding			Options Exercisable

		Weighted	Weighted		Weighted
	Number of	Average	Average	Number of	Average
Range of	Shares	Remaining	Exercise Price	Shares	Exercise Price
Exercise Prices	Outstanding	Contractual Life	per Share	Exercisable	per Share

$0.10 - 6.69	456,379	3.52	$6.25	289,346	$6.14
6.81 - 8.69	208,783	5.00	7.76	75,392	7.74
8.72 - 9.01	540,684	4.93	9.00	142,503	9.00
9.09 - 9.34	174,688	5.37	9.32	84,937	9.34
9.35 - 13.05	510,195	3.97	12.81	201,408	12.95
13.19 - 16.79	748,792	5.86	15.31	23,535	13.97
17.06 - 23.50	547,643	3.33	20.75	421,341	20.88
23.69 - 36.91	657,125	3.80	33.31	629,192	33.59
37.25 - 52.63	452,146	3.27	49.92	445,293	50.05
53.00 - 62.03	14,500	3.56	58.24	14,500	58.24

	4,310,935		$19.86	2,327,447	$25.97

      The following table summarizes the activity under the stock option plans for the three-year period ended December 31, 2003:

			Weighted
			Average
	Number of	Price per	Price
	Shares	Share	per Share

Outstanding at December 31, 2000	3,579,998	$0.10-64.25	$25.92
Granted	1,263,761	5.38-18.49	11.37
Exercised	(113,808)	0.10-17.38	4.03
Terminated	(575,251)	0.67-64.25	25.42

Outstanding at December 31, 2001	4,154,700	0.10-64.25	22.15
Granted	935,350	5.05-23.80	10.71
Exercised	(161,412)	0.10-21.75	6.82
Terminated	(736,185)	0.10-64.25	22.39

Outstanding at December 31, 2002	4,192,453	0.10-62.03	20.14
Granted	939,875	6.66-21.06	14.78
Exercised	(326,684)	0.10-18.95	8.85
Terminated	(494,709)	5.08-62.03	19.77

Outstanding at December 31, 2003	4,310,935	$0.10-62.03	$19.86

Exercisable at December 31, 2003	2,327,447	$0.10-62.03	$25.97
Exercisable at December 31, 2002	1,984,413	$0.10-62.03	$27.55
Exercisable at December 31, 2001	1,537,184	$0.10-64.25	$29.30

      The weighted average price per share of options granted during 2003, 2002 and 2001 was $14.78, $10.71 and $11.37, respectively. Prior to the Company’s acquisition of FirstSense in 2000, FirstSense recorded deferred compensation of $0.15 million and $3.42 million in 2000 and 1999, respectively, representing the

CONCORD COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

difference between the exercise price of stock options granted and the estimated fair market value of the underlying common stock at the date of grant. The difference was recorded as deferred compensation and is being amortized over the vesting period of applicable options, typically four years. Including amounts applicable to prior Company grants, the Company amortized $0.06 million, $0.11 million and $0.32 million of deferred compensation during the years ended December 31, 2003, 2002 and 2001, respectively.

      The amortization of deferred compensation is recorded as an operating expense. Additionally, the Company reversed $0, $0.8 million and $0.95 million, of deferred compensation in 2003, 2002 and 2001, respectively, due to the forfeiture of unvested stock options upon the termination of certain employees.

      The exercise price of all other options outstanding represents the fair market value per share of common stock as of the date of grant.

(8) Income Taxes

      The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. This standard requires, among other things, recognition of future tax effects, measured by enacted tax rates, attributable to deductible temporary differences between the financial statement and income tax bases of assets and liabilities.

      The approximate income tax effects of these temporary differences, net operating loss and tax credit carryforwards are as follows (in thousands):

	Year Ended December
	31,

	2003	2002

Net operating loss carryforwards	$5,870	$6,274
Research and development and other tax credits	3,020	3,274
Accruals not yet deductible for tax purposes	1,824	1,507
Depreciation	882	1,733
Deferred revenue	1,064	1,266
Capitalized research and development expenses	195	382
Other	42	39
Marketable securities	(544)	(963)
NetViz Intangibles	(974)	—
Valuation reserve	(1,779)	(10,012)

	$9,600	$3,500

      As of December 31, 2003, the Company had available for federal income tax purposes net operating loss carryforwards of approximately $17.3 million, which expire at various dates through 2021. In addition, as of December 31, 2003, the Company had federal research and development tax credit carryforwards of approximately $3.0 million, which expire at various dates through 2023. Under current tax law, the utilization of net operating loss and research and development tax credit carryforwards may be subject to annual limitations in the event of certain changes in ownership.

      As required by SFAS No. 109, management of the Company has evaluated the positive and negative evidence bearing upon the realizability of the Company’s deferred tax assets, which consist principally of net operating loss and tax credit carryforwards. For the year ended December 31, 2003, management evaluated the deferred tax asset valuation allowance and determined $1.8 million was needed based on the Company’s recent profitability and expected future profitability. As a result, the Company recognized an income tax benefit of $2.6 million. The tax benefit was partially offset by an income tax expense of $0.6 million. As of

CONCORD COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2002, the Company significantly reserved for the deferred tax assets by recording a valuation allowance of approximately $10.0 million.

      The Company’s net deferred tax asset is based on the Company’s estimate of future taxable income it expects to generate. The factors that weighed most heavily on management’s decision to record a $1.8 million valuation allowance were the Company’s history of prior profitability, current profitability, current economic conditions and forecasted profitability over the next several years. Significant management judgment is required in determining the provision for income taxes, the deferred tax assets and liabilities and any valuation allowance recorded against the net deferred tax assets. The valuation allowance is based on management’s estimates of taxable income by jurisdiction in which the Company operates and the period over which the deferred tax assets will be recoverable. In the event that actual results differ from these estimates or the Company adjusts these estimates in future periods, the Company may need to establish an additional valuation allowance. Establishing new or additional valuation allowances could materially adversely impact the Company’s financial position and results of operations.

      As of December 31, 2003, the Company has recorded a deferred tax asset of approximately $4.5 million reflecting the benefit of deductions from the exercise of stock options. During the year ended December 31, 2003, the Company recognized approximately $2.7 million of this benefit as a credit to additional paid in capital. The remaining asset of approximately $1.3 million is reserved and will be recorded as a credit to additional paid-in capital when the reserve is released. If the Company continues to be sufficiently profitable in 2004, the reserve will be released in 2004.

      As of December 31, 2002, the Company recorded a deferred tax asset of approximately $4.2 million reflecting the benefit of deductions from the exercise of stock options. The components of the Company’s tax provision (benefit) are as follows (in thousands):

	Year Ended December 31,

	2003	2002	2001

Current:
Federal	$50	$—	$—
State	100	116	45
Foreign	459	452	402

Total current	609	568	447

Deferred:
Federal	(2,524)	—	—
State	(100)	—	—
Foreign	—	—	—

Total deferred	(2,624)	—	—

Total income tax (benefit) provision	$(2,015)	$568	$447

CONCORD COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A reconciliation of the statutory federal tax rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,

	2003	2002	2001

Statutory rate	34.0%	34.0%	(34.0)%
State tax rate, net of federal benefit	1.2	2.8	(6.1)
Foreign earnings taxed at different rates	(1.1)	3.9	3.1
Research and development tax credits	(3.5)	—	—
Benefit associated with the extraterritorial income exclusion	—	—	(4.7)
Non-deductible meals and entertainment	1.6	2.9	2.1
Non-deductible transaction costs	—	—	—
Change in valuation allowance	(68.6)	(24.6)	43.7
Other	0.8	1.5	—

	(35.6)%	20.5%	4.1%

(9) Commitments and Contingencies

(a) Leases

      The Company leases its facilities and certain equipment under operating lease agreements expiring through October, 2008. The Company’s remaining lease commitments for all leased facilities and equipment with an initial or remaining term of at least one year as of December 31, 2003 are as follows (in thousands):

2004	$4,283
2005	3,658
2006	2,176
2007	785
2008	153

Total	$11,055

      Rent expense was $4.7 million, $4.5 million and $4.4 million for the years ended December 31, 2003, 2002 and 2001, respectively. Certain operating leases are subject to cost escalations with the lease expense being recorded on a straight-line basis and the difference being reflected as an accrued liability. As of December 31, 2003 and 2002, this deferred rent liability was $1.03 million and $1.25 million, respectively.

     (b) Royalties

      The Company has entered into several software license agreements that provide the Company with exclusive worldwide licenses to distribute or utilize certain patented computer software. The Company is required to pay royalties on all related sales. Under one software license agreement, as amended, the Company was obligated to make minimum quarterly royalty payments from 2000 through 2002. The minimum payments were noncancelable and nonrefundable, but any minimum payments in excess of amounts due for actual license sales in any quarter may be used as a credit against future royalty fees in excess of the specified minimum payments. Under another software license agreement, the Company is obligated to make certain minimum royalty payments from 2002 through 2004. This obligation is secured by a letter of credit arrangement with the royalty provider. Royalty expense under royalty agreements was approximately $1.40 million, $0.68 million and $0.44 million for the years ended December 31, 2003, 2002 and 2001, respectively.

CONCORD COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      When, as part of an acquisition, Concord acquires all of the stock or all or a portion of the assets and/or liabilities of a company, it may assume liability for certain events or occurrences that took place prior to the date of acquisition. The maximum potential amount of future payments it could be required to make for such obligations is undeterminable at this time. Concord has no liabilities recorded for these exposures as of December 31, 2003.

     (d) Legal Proceedings

      From time to time, the Company may be exposed to litigation relating to its products and operations. The Company is not engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on the Company’s financial conditions or results of operations.

CONCORD COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(10) Accrued Expenses

      Accrued expenses consist of the following (in thousands):

	December 31,	December 31,
	2003	2002

Payroll and payroll-related	$5,293	$4,920
Customer deposits	1,901	180
Deferred rent	1,025	1,254
Administrative services	638	469
Royalties	423	418
Sales and marketing	321	736
Taxes	943	468
Travel-related	566	575
Other	1,517	1,042

	$12,627	$10,062

(11) Employee Benefit Plan

      The Company maintains an employee benefit plan (the “Plan”)under Section 401(k) of the Internal Revenue Code covering all eligible employees, as defined. The Plan allows for employees to defer a portion of their salary up to IRS maximums of pretax compensation. The Company made a discretionary matching contribution up to a maximum of 2% of employee salaries for a total of $0.7 million in 2001, which was primarily contributed during 2001. No matching contributions were made to the Plan during 2003 and 2002.

(12) Valuation and Qualifying Accounts

      The following table sets forth activity in the Company’s accounts receivable reserve account (in thousands):

	Balance at
	Beginning	Charges to		Balance at
	of Year	Expense	Writeoffs	End of Year

2001	$1,526	$711	$(827)	$1,410
2002	$1,410	$355	$(285)	$1,480
2003	$1,480	$(222)	$(208)	$1,050

(13) Segment Reporting and Geographic Information

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

CONCORD COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table presents the revenue by major geographical regions (in thousands):

	Year Ended December, 31

	2003	2002	2001

United States	$59,325	$57,812	$54,746
United Kingdom	10,412	5,731	5,546
Europe (excluding the U.K.)	19,907	16,640	14,596
Rest of the World	14,419	13,661	13,090

Total	$104,063	$93,844	$87,978

      No one country, except the United States and the United Kingdom, accounted for greater than 10% of total revenues in the year ended December 31, 2003. No one country, except the United States, accounted for greater than 10% of total revenues in the years ended December 2002 and 2001. Substantially all of the Company’s assets are located in the United States.

      The Company’s reportable segments are determined by customer type: managed service providers/telecommunication carriers (“MSP/TC”) and enterprise. The accounting policies of the segments are the same as those described in Note 1. The executive management committee evaluates segment performance based on revenue. Accordingly, all expenses are considered corporate level activities and are not allocated to segments. Also, the executive management committee does not assign assets to these segments.

      The Company currently does not provide revenues by product or product family, as it is impractical due to the nature of its single suite of products. Some components of the suite cannot be categorized into a specified and defined product family while others could be included in more than one product family. In addition, categorization and classification of our components into product families is changing in nature; changes in packaging, licensing and product categorization occur on a frequent basis.

      The following table presents the approximate revenue by reportable segment (in thousands):

	Year Ended December, 31

	2003	2002	2001

MSP/ TC	$46,872	$39,636	$39,182
Enterprise	57,191	54,208	48,796

Total	$104,063	$93,844	$87,978

(14) Supplemental Quarterly Financial Disclosure (Unaudited)

	Q1-03	Q2-03	Q3-03	Q4-03

	(In thousands, except per share amounts)
Revenue	$24,117	$25,615	$26,560	$27,771
Gross profit	19,486	20,887	21,649	22,797
Net income	836	1,197	481	5,156
Per common and potential common share:
Basic net income	$0.05	$0.07	$0.03	$0.29
Diluted net income	$0.05	$0.07	$0.03	$0.27
Shares used in computing basic net income per common share	17,254	17,372	17,500	18,000
Shares used in computing diluted net income per common share	17,449	18,022	18,238	19,081

CONCORD COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Q1-02	Q2-02	Q3-02	Q4-02

	(In thousands, except per share amounts)
Revenue	$24,237	$22,951	$23,054	$23,601
Gross profit	19,852	18,836	18,803	19,383
Net income	489	395	564	753
Per common and potential common share:
Basic net income	$0.03	$0.02	$0.03	$0.04
Diluted net income	$0.03	$0.02	$0.03	$0.04
Shares used in computing basic net income per common share	16,931	17,017	17,104	17,176
Shares used in computing diluted net income per common share	18,026	17,861	17,276	17,351

CONCORD COMMUNICATIONS, INC.

FORM 10-K, December 31, 2003

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 15th day of March 2004.

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

Signature	Title	Date

/s/ JOHN A. BLAESER John A. Blaeser	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 15, 2004

/s/ MELISSA H. CRUZ Melissa H. Cruz	Executive Vice President, Business Services, Chief Financial Officer and Treasurer, (Principal Financial and Accounting Officer)	March 15, 2004

/s/ FREDERICK W.W. BOLANDER Frederick W.W. Bolander	Director	March 15, 2004

/s/ RICHARD M. BURNES, JR Richard M. Burnes, Jr	Director	March 15, 2004

/s/ ROBERT M. WADSWORTH Robert M. Wadsworth	Director	March 15, 2004

/s/ JACK M. COOPER Jack M. Cooper	Director	March 15, 2004

EXHIBIT INDEX

      The following designated exhibits are either filed herewith or, where information is provided under the SEC Document Reference heading corresponding to such exhibit, incorporated by reference to such filing

Exhibit
No.	Description	SEC Document Reference

3.01	Restated Articles of Organization of the Company	Exhibit No. 3.01 on Form 10-K, for the period ended December 31, 1997
3.02	Restated By-laws of the Company	Exhibit No. 3.02 on Form 10-K, for the period ended December 31, 1998
4.01	Indenture by and between the Company and Wilmington Trust Company, as Trustee dated as of December 8, 2003.	Exhibit No. 4.3 to Registration Statement on Form S-3 (No. 333-112091)
4.02	Registration Rights Agreement by and between the Company and Bear, Stearns & Co. Inc. dated as of December 8, 2003.	Exhibit No. 4.4 to Registration Statement on Form S-3 (No. 333-112091)
10.03	Equipment Line of Credit Letter Agreement between the Company and Fleet Bank dated as of June 9, 1997	Exhibit No. 10.03 to Registration Statement on Form S-1 (No. 333-33227)
†10.04	1995 Stock Plan of the Company	Exhibit No. 10.04 to Registration Statement on Form S-1 (No. 333-33227)
†10.05	1997 Stock Plan of the Company	Exhibit No. 10.01 on Form 10-Q, for the period ended June 30, 1998
†10.06	1997 Stock Plan of the Company, as amended on March 12, 1998, March 1, 1999, May 15, 1999 and March 8, 2000	Exhibit No. 10.06 on Form 10-K, for the period ended December 31, 2000
†10.07	1997 Employee Stock Purchase Plan of the Company	Exhibit No. 10.06 to Registration Statement on Form S-1 (No. 333-33227)
†10.08	1997 Non-Employee Director Stock Option Plan as amended on March 8, 2000 and April 25, 2001
†10.09	The Profit Sharing/401(K) Plan of the Company	Exhibit No. 10.08 to Registration Statement on Form S-1 (No. 333-33227)
10.10	Lease Agreement between the Company and John Hancock Mutual Life Insurance Company dated March 17, 1994, as amended on March 25, 1997	Exhibit No. 10.09 to Registration Statement on Form S-1 (No. 333-33227)
10.11	First Amendment to Lease Agreement between the Company and John Hancock Mutual Life Insurance Company dated March 25, 1997	Exhibit No. 10.10 to Registration Statement on Form S-1 (No. 333-33227)
10.12	Form of Indemnification Agreement for directors and officers of the Company	Exhibit No. 10.11 to Registration Statement on Form S-1 (No. 333-33227)
10.13	Restated Common Stock Registration Rights Agreement between the Company and certain investors dated August 7, 1986	Exhibit No. 10.12 to Registration Statement on Form S-1 (No. 333-33227)
10.14	Amended and Restated Registration Rights Agreement between the Company and certain investors dated December 28, 1995	Exhibit No. 10.13 to Registration Statement on Form S-1 (No. 333-33227)

Exhibit
No.	Description	SEC Document Reference

†10.15	Management Change in Control Agreement between the Company and John A. Blaeser dated as of August 7, 1997	Exhibit No. 10.14 to Registration Statement on Form S-1 (No. 333-33227)
10.16	Management Change in Control Agreement between the Company and Kevin J. Conklin dated as of July 23, 1997	Exhibit No. 10.15 to Registration Statement on Form S-1 (No. 333-33227)
†10.17	Management Change in Control Agreement between the Company and Ferdinand Engel dated as of July 23, 1997	Exhibit No. 10.16 to Registration Statement on Form S-1 (No. 333-33227)
†10.19	Management Change in Control Agreement between the Company and Melissa H. Cruz dated as of June 12, 2000	Exhibit No. 10.18 on Form 10-Q filed on August 14, 2000
†10.21	Stock Option Agreement dated January 1, 1996 between the Company and John A. Blaeser	Exhibit No. 10.19 to Registration Statement on Form S-1 (No. 333-33227)
†10.22	Stock Option Agreement dated January 1, 1996 between the Company and John A. Blaeser	Exhibit No. 10.20 to Registration Statement on Form S-1 (No. 333-33227)
10.24	Form of Shrink-Wrap License	Exhibit No. 10.22 to Registration Statement on Form S-1 (No. 333-33227)
†10.28	2000 Non-Executive Employee Equity Incentive Plan	Exhibit 10.28 on Form 10-K, for the period ended December 31, 2000
†10.31	2001 Non-Executive Employee Stock Purchase Plan	Exhibit No. 10.31 on Form 10-Q filed on November 5, 2001
†10.34	Management Change in Control Agreement between the Company and Douglas Batt dated as of November 18, 2002	Exhibit No. 10.34 on Form 10-K filed on March 19, 2003
†10.35	Management Change in Control Agreement between the Company and Daniel Sheahan dated as of November 18, 2002	Exhibit No. 10.35 on Form 10-K filed on March 19, 2003
10.36	Employment Agreement between the Company and Daniel Sheahan dated August 10, 2001	Exhibit No. 10.36 on Form 10-K filed on March 19, 2003
10.37	Registration Rights Agreement by and between the Company and Vo Ngoc Tran dated as of July 17, 2003.	Exhibit No. 4.1 to Registration Statement on Form S-3 (No. 333-108068)
10.38	Registration Rights Agreement by and between the Company and Bear, Stearns & Co. Inc. dated as of December 8, 2003.	Exhibit No. 4.5 to Registration Statement on Form S-3 (No. 333-112091)
*10.39	Management Agreement between the Company and Ellen (Kokos) Rogers dated October 22, 2003	Exhibit No. 10.37 to Current Report on Form 10-K.
12.01	Statement regarding Computation of Ratio of Earnings to Fixed Charges	Exhibit No. 12.01 to Registration Statement on Form S-3 (No. 333-112091)
*21.01	Subsidiaries of the Company
*23.01	Consent of Pricewaterhouse Coopers LLP
*31.1	Certification of John A. Blaeser pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Exhibit No. 31.1 on Form 10-K for the period ended December 31, 2003

Exhibit
No.		Description	SEC Document Reference

*	31.2	Certification of Melissa H. Cruz pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Exhibit No. 31.2 on Form 10-K for the period ended December 31, 2003
*	32.1	Certification of John A. Blaeser pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Exhibit No. 32.1 on Form 10-K for the period ended December 31, 2003
*	32.2	Certification of Melissa H. Cruz pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Exhibit No. 32.2 on Form 10-K for the period ended December 31, 2003

*	filed herewith

†	Indicates a management contract or compensatory plan or arrangement.