Form 10-Q
period 2004-03-31
CONCORD COMMUNICATIONS INC
filed 2004-05-07
CIK 915290

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2004.

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 0-23067

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

YES [X] NO [  ]

     18,277,876 shares of the registrant’s common stock were outstanding as of May 5, 2004.

CONCORD COMMUNICATIONS, INC.

FORM 10-Q, March 31, 2004

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONCORD COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands, except share data)

	March 31,	December 31,
	2004	2003
ASSETS
Current Assets:
Cash and cash equivalents	$31,062	$69,436
Marketable securities	133,252	92,455
Restricted cash	—	194
Accounts receivable, net of allowance of $1,250 and $1,050 at March 31, 2004 and December 31, 2003, respectively	19,620	22,194
Deferred tax assets	5,351	4,638
Prepaid expenses and other current assets	4,641	4,851

Total current assets	193,926	193,768
Equipment and improvements, net	6,564	6,697
Goodwill	6,225	6,225
Other intangible assets, net	2,800	3,004
Deferred tax assets	4,245	4,962
Unamortized debt issuance costs and other long-term assets	3,607	3,770

Total assets	$217,367	$218,426

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,540	$5,218
Accrued expenses	10,627	12,627
Deferred revenue	29,451	26,490

Total current liabilities	42,618	44,335
Convertible senior notes	86,250	86,250

Total liabilities	128,868	130,585

Commitments and Contingencies (Note 4)
Stockholders’ Equity:
Common stock, $0.01 par value:
Authorized – 50,000,000 shares
Issued and outstanding – 18,188,832 and 18,121,211 shares at March 31, 2004 and December 31, 2003, respectively	182	181
Additional paid-in capital	112,247	111,651
Accumulated other comprehensive income	1,359	816
Accumulated deficit	(25,289)	(24,807)

Total stockholders’ equity	88,499	87,841

Total liability and stockholders’ equity	$217,367	$218,426

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONCORD COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)
(In thousands, except share data)

	Three Months Ended
	March 31,	March 31,
	2004	2003
Revenues:
License revenues	$10,350	$12,909
Service revenues	13,495	11,208

Total revenues	23,845	24,117

Costs of Revenues:
Cost of license revenues	822	589
Cost of service revenues	3,949	4,042

Total cost of revenues	4,771	4,631

Gross profit	19,074	19,486

Operating Expenses:
Research and development (excluding stock-based compensation of $0 and $20, respectively)	5,789	5,427
Sales and marketing	11,516	11,365
General and administrative	2,643	2,245
Stock-based compensation	—	20

Total operating expenses	19,948	19,057

Operating (loss) income	(874)	429

Other Income (Expense):
Interest income	1,089	717
Interest expense	(823)	—
Other expense	(169)	(224)

Total other income, net	97	493

(Loss) income before income taxes	(777)	922
(Benefit from) provision for income taxes	(295)	86

Net (loss) income	$(482)	$836

Net (loss) income per common and potential common share:
Basic	$(0.03)	$0.05

Diluted	$(0.03)	$0.05

Weighted average common and potential common shares outstanding:
Basic	18,159,503	17,254,342

Diluted	18,159,503	17,448,566

     The accompanying notes are an integral part of these condensed consolidated financial statements.

CONCORD COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Three Months Ended
	March 31,	March 31,
	2004	2003
Cash Flows from Operating Activities:
Net (loss) income	$(482)	$836
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	1,113	1,410
Stock-based compensation	—	20
Amortization of debt issuance costs	176	—
Deferred tax benefit	(285)	—
Changes in assets and liabilities:
Accounts receivable	2,574	(1,440)
Prepaid expenses and other current assets	210	381
Accounts payable	(2,678)	(2,584)
Accrued expenses	(2,000)	2,885
Deferred revenue	2,961	2,374
Other assets	(13)	(93)

Net cash provided by operating activities	1,576	3,789

Cash Flows from Investing Activities:
Purchases of equipment and improvements	(776)	(593)
Purchases of marketable securities	(57,169)	(4,475)
Proceeds from maturities and sale of marketable securities	17,204	7,577
Release of restricted cash	194	150

Net cash (used in) provided by investing activities	(40,547)	2,659

Cash Flows from Financing Activities:
Proceeds from issuance of common stock	597	39

Net cash provided by financing activities	597	39

Net (decrease) increase in cash and cash equivalents	(38,374)	6,487
Cash and cash equivalents, beginning of period	69,436	10,362

Cash and cash equivalents, end of period	$31,062	$16,849

Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$206	$102
Supplemental Disclosure of Noncash Investing Transactions:
Unrealized gain (loss) on available-for-sale securities	$832	$(113)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONCORD COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
FORM 10-Q, March 31, 2004

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared by Concord Communications, Inc. (the “Company” or “Concord”) in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Regulation S-X pertaining to interim financial statements. Accordingly, these interim financial statements do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These financial statements reflect all adjustments and accruals of a normal recurring nature, which management considers necessary for a fair presentation of the Company’s financial position as of March 31, 2004 and December 31, 2003, and the Company’s results of operations for the three months ended March 31, 2004 and 2003. The results for the interim periods presented are not necessarily indicative of results to be expected for any future period. The financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s 2003 Annual Report on Form 10-K filed with the Securities and Exchange Commission in March 2004.

(b) Financial Instruments, Concentration of Credit Risk and Significant Customers

     The Company maintains an allowance for potential credit losses but historically has not experienced any significant losses related to individual customers or groups of customers in any particular industry or geographic area. No individual customer or reseller accounted for more than 10% of revenues for the three months ended March 31, 2004 or 2003. No individual customer accounted for more than 10% of the Company’s accounts receivable at March 31, 2004 or December 31, 2003.

(c) Stock-Based Compensation

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

	Three Months Ended
	March 31,	March 31,
(In thousands, except per share data)	2004	2003
Net (loss) income:
As reported	$(482)	$836
Add:
Stock-based employee compensation expense included in reported net (loss) income	—	20
Less:
Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(1,979)	(2,512)

Pro forma net loss	$(2,461)	$(1,656)

Basic net income (loss) per share:
As reported	$(0.03)	$0.05
Pro forma	$(0.14)	$(0.10)
Diluted net income (loss) per share:
As reported	$(0.03)	$0.05
Pro forma	$(0.14)	$(0.10)

(d) Reclassification

     Certain amounts in the 2003 condensed consolidated financial statements have been reclassified to conform with the 2004 presentation.

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

     The following table reflects unaudited pro forma results of operations of the Company assuming that the netViz acquisition had occurred on January 1, 2003 (in thousands, except per share data):

Three Months
Ended
March 31,
2003
Revenues	$24,998
Net (loss) income	$751
Net (loss) income per diluted share	$0.04

     The unaudited pro forma results of operations are not necessarily indicative of the actual results that would have occurred had the transaction actually taken place at the beginning of these periods.

3. GOODWILL AND OTHER INTANGIBLE ASSETS

     All of the Company’s goodwill resulted from the acquisition of netViz (see Note 2). The goodwill is tested for impairment on June 30th of each year and whenever changes in circumstances indicate goodwill could be impaired.

     Other intangible assets as of March 31, 2004 consist of the following (in thousands):

		Accumulated
	Cost	Amortization	Net
Completed technology (software)	$2,130	$(399)	$1,731
Reseller relationships	570	(86)	484
Maintenance relationships	340	(51)	289
Contractor agreements	300	(56)	244
Trade name/trademark	70	(18)	52

Total	$3,410	$(610)	$2,800

4. INDEMNIFICATIONS

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

     The Company enters into standard indemnification agreements in the ordinary course of its business. Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally its business partners or customers, in connection with any patent, copyright, trademark, trade secret or other intellectual property infringement claim by any third party with respect to the Company’s products. The term of these indemnification agreements is generally perpetual. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is often capped at a dollar figure. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated liability of these agreements is minimal.

      When, as part of an acquisition, the Company acquires all of the stock or all or a portion of the assets and/or liabilities of a company, it may assume liability for certain events or occurrences that took place prior to the date of acquisition. The maximum potential amount of future payments it could be required to make for such obligations is undeterminable at this time. The Company has no liabilities recorded for these exposures as of March 31, 2004.

     The Company has entered into separate registration rights agreements with Vo Tran, a major shareholder of netViz, and with Bear, Stearns & Co. Inc. Pursuant to these agreements, the Company indemnifies and holds harmless the indemnified parties under the agreements in connection with any material misstatements or omissions by the Company in its filings with the SEC or, with respect to the agreement entered into with Vo Tran, the violation by the Company of any applicable securities law or regulation. The term of the indemnification provisions in these agreements is perpetual. The Company has never incurred costs to defend lawsuits or settle claims related to these agreements. As a result, the Company believes the estimated liability of these agreements is minimal.

5. NET INCOME (LOSS) PER SHARE

     The Company computes earnings per share following the provisions of SFAS No. 128, Earnings per Share. Basic net income (loss) per share is computed using the weighted-average number of common shares outstanding for a period. Diluted net income per share is computed using the weighted-average number of common and dilutive potential common shares outstanding for the period. Diluted net (loss) per share is computed using the weighted-average number of common shares outstanding for a period. Diluted net loss per share is the same as basic net loss per share for the three months ended March 31, 2004 as the effects of potential common stock are antidilutive.

     For the three months ended March 31, 2004 and 2003, dilutive potential common shares outstanding consisted of stock options. The dilutive effect of outstanding stock options is computed using the treasury stock method. The dilutive effect of senior convertible notes is computed using the if-converted method.

     Calculations of the basic and diluted net income per common share and potential common share are as follows:

	Three Months Ended
	March 31,	March 31,
	2004	2003
	(in thousands except share and
	per share data)
Basic:
Net (loss) income applicable to common stockholders	$(482)	$836

Weighted average common shares outstanding	18,159,503	17,254,342

Basic net (loss) income per common share	$(0.03)	$0.05

Diluted:
Net (loss) income applicable to common stockholders	$(482)	$836

Weighted average common shares outstanding	18,159,503	17,254,342
Potential common shares pursuant to stock options	—	194,224

Diluted weighted average shares	18,159,503	17,448,566

Diluted net (loss) income per common share	$(0.03)	$0.05

     Diluted weighted average shares outstanding does not include 1,629,989 and 3,281,021 potential common shares for the three months ended March 31, 2004 and 2003, respectively, as their effect would have been anti-dilutive.

     For the period ended March 31, 2004, common stock reserved for issuance upon conversion of the 2003 convertible senior notes for approximately 3,209,776 shares were not included in diluted earnings per share because the conversion criteria had not been met. When the convertible senior notes conversion criteria is met and prior to converting those notes, 3,209,776 shares will be included in the diluted weighted average common shares and equivalents for the net income per share calculation, excluding interest expense for the period.

6. COMPREHENSIVE INCOME

     Comprehensive income is defined as the change in net assets of the Company during a period from transactions generated from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners.

Comprehensive income for the three months ended March 31, 2004 and 2003 is as follows:

	Three Months Ended
	March 31,	March 31,
	2004	2003
	(in thousands)
Net (loss) income	$(482)	$836
Unrealized gain (loss) on marketable securities, net of tax	543	(113)

Comprehensive income	$61	$723

7. SEGMENT REPORTING AND INTERNATIONAL INFORMATION

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

     The following table presents the approximate revenues by major geographical regions

	Three Months Ended
	March 31,	March 31,
	2004	2003
	(in thousands)
United States	$14,342	$11,973
United Kingdom	1,649	3,995
Europe (excluding the U.K.)	4,543	4,617
Rest of the World	3,311	3,532

Total	$23,845	$24,117

     For the three months ended March 31, 2004, no one country, except the United States, accounted for greater than 10% of total revenues. For the three months ended March 31, 2003, no one country, except the United States and the United Kingdom, accounted for greater than 10% of total revenues. Substantially all of the Company’s assets are located in the United States.

     The Company’s reportable segments are determined by customer type: managed service providers/ telecommunications carriers (“MSP/TC”) and enterprise. The accounting policies of the segments are the same as those for the Company on a consolidated basis. The executive management committee evaluates segment performance based on revenues. Accordingly, all expenses are considered corporate level activities and are not allocated to segments. Also, the executive management committee does not assign assets to these segments.

     The following table presents the approximate revenues by reportable segment:

	Three Months Ended
	March 31,	March 31,
	2004	2003
	(in thousands)
MSP/TC	$8,513	$15,983
Enterprise	15,332	8,134

Total	$23,845	$24,117

     The Company currently does not provide revenues by product or product family, as it is impractical due to the nature of its single suite of products. Some components of the suite could be included in more than one product family. In addition, categorization and classification of the Company’s components into product families is changing in nature; changes in packaging, licensing and product categorization occur on a frequent basis.

CONCORD COMMUNICATIONS, INC.
FORM 10-Q, March 31, 2004

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

     We sell our products worldwide through a direct sales force, channel partners and other resellers. We have sales offices in 17 countries, including the United States and we have customers in 63 countries.

     Our revenue and profitability decreased year over year for the three month period ending March 31, 2004. Our total revenues are generated from license revenue and service revenue. For the period ending March 31, 2004, total revenues were $23.8 million, down 1.1% from $24.1 million for the period ending March 31, 2003. Our diluted earnings per share decreased to ($0.03) per share for the period ending March 31, 2004 compared to $0.05 per share for the corresponding prior year period. We generated $1.6 million in operating cash during the three month period ending March 31, 2004 and finished the quarter with $164.3 million of cash, cash equivalents and marketable securities.

Critical Accounting Policies, Significant Estimates and Judgments

     The accompanying discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”). The preparation of consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We base our estimates and judgments on historical experience and on various other assumptions that we believe are reasonable under the circumstances. However, future events are subject to change and the best estimates and judgments routinely require adjustment. US GAAP requires us to make estimates and judgments in several areas. If actual results differ significantly from management’s estimates and projections, there could be a material effect on our financial statements. See our audited consolidated financial statements and notes thereto of our Annual Report on Form 10-K and which contain accounting policies and other disclosures required by US GAAP.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain financial data as percentages of the Company’s total revenues:

	Three Months Ended
	March 31,	March 31,
	2004	2003
Revenues:
License revenues	43.4%	53.5%
Service revenues	56.6%	46.5%

Total revenues	100.0%	100.0%

Cost of Revenues:
Cost of license revenues	3.4%	2.4%
Cost of service revenues	16.6%	16.8%

Total cost of revenues	20.0%	19.2%

Gross profit	80.0%	80.8%

Operating Expenses:
Research and development	24.3%	22.5%
Sales and marketing	48.3%	47.1%
General and administrative	11.1%	9.3%
Stock-based compensation	—	0.1%

Total operating expenses	83.7%	79.0%

Operating (loss) income	(3.7%)	1.8%

Other Income (Expense):
Interest income	4.6%	3.0%
Interest expense	(3.4%)	0.0%
Other expense	(0.7%)	(1.0%)

Total other income, net	0.5%	2.0%

(Loss) income before income taxes	(3.2%)	3.8%
(Benefit from) provision for income taxes	(1.2%)	0.4%

Net (loss) income	(2.0%)	3.4%

Total Revenues

     Concord’s total revenues are generated from license revenue and service revenue. License revenues are derived from the licensing of software products. Service revenues consist of fees for maintenance, training and professional services.

	Three Months Ended
(in thousands)	March 31, 2004	Percent Change	March 31, 2003
License Revenues	$10,350	(19.8)%	$12,909
Service Revenues	13,495	20.4%	11,208

Total Revenues	$23,845	(1.1)%	$24,117

Percent of Total Revenues
License Revenues	43.4%		53.5%
Service Revenues	56.6%		46.5%

License Revenues

     Concord’s license revenues are derived from the licensing of software products.

	Three Months Ended
	March 31,	Percent	March 31,
(In thousands)	2004	Change	2003
License Revenues	$10,350	(19.8)%	$12,909
Percent of Total Revenues
License Revenues	43.4%		53.5%

     The decrease in license revenues in the three months ended March 31, 2004 as compared to the corresponding prior year period is due to sales related execution issues as some of our sales teams, did not meet their sales targets. In keeping with industry practice, the Company has replaced its sales personnel in many of the non-performing areas. This decrease of license revenues was partially offset by $0.6 million of license revenues generated by netViz Corporation (“netViz”), which was acquired in July 2003.

     The continuing decrease of license revenues as a percent of total revenues in the three months ended March 31, 2004 as compared to the three months ended March 31, 2003 was the result of a significant increase in service revenues combined with a decrease of the license revenues.

     License revenues are partially dependent on our ability to sell to new customer accounts. License revenues can also be dependent on the number of transactions over $100,000 that we are able to close during the period.

	Three Months Ended
	March 31,	Percent	March 31,
	2004	Change	2003
New Customers	22	(48.8)%	43
Transactions greater than $100K	35	(2.8%)	36
Percent of Total Revenues
New Customers	11.7%		22.2%

     The decrease in the number of sales to new customer accounts in the three months ended March 31, 2004 as compared to the three months ended March 31, 2003 is due to the sales related execution issues noted previously. We consistently review our sales and marketing approach in order to improve our effectiveness in increasing the number of new customer accounts acquired during the year.

     The number of transactions greater than $100,000 recorded in the three months ended March 31, 2004 is comparable to the number of transactions recorded in the three months ended March 31, 2003. We continue to invest in the solution selling training of our sales force, coordinated with other internal efforts, as we expect that this business-focused approach to the sales process will result in an increase of the number of transactions greater than $100,000. However, there can be no assurance that we will be successful in meeting this estimate

     There were no material price increases for products during the first quarter of 2004 and inflation did not have a significant impact on our revenues or income during the first quarter of 2004.

Service Revenues

     Concord’s service revenues consist of fees for maintenance, training and professional services.

	Three Months Ended
	March 31,	Percent	March 31,
(In thousands)	2004	Change	2003
Service Revenues	13,495	20.4%	11,208
Percent of Total Revenues
Service Revenues	56.6%		46.5%

     The increase in service revenues in the three months ended March 31, 2004 as compared to the three months ended March 31, 2003 was due to a significant increase in maintenance revenues, which are generated from new and renewed maintenance contracts, and the maintenance generated by netViz. netViz contributed approximately $0.4 million in service revenue in the three months ended March 31, 2004 while increased services revenues from new and renewed maintenance contracts primarily comprised the balance of the increase in service revenues.

     Maintenance revenues represent fees earned by granting our customers rights to technical support, software product upgrades and maintenance patches during the support period, which is usually one year. The majority of our license customers purchase maintenance upon the initial licensing of our software. In addition, the majority of these customers renew their maintenance agreements annually. An increase in the number of the Company’s customers and the resulting demand for these services further helped drive the increase in service revenues in the three months ended March 31, 2004 as compared to the three months ended March 31, 2003.

Direct and Indirect Revenues

     Concord markets its products in the United States primarily through a direct sales force. Internationally, Concord markets primarily through indirect channels, which include channel partners and other resellers.

	Three Months Ended
	March 31,	Percent	March 31,
(in thousands)	2004	Change	2003
Direct	$13,618	4.3%	$13,063
Indirect	10,227	(7.5)%	11,054

Total Revenues	$23,845	(1.1)%	$24,117

Percent of Total Revenues
Direct	57.1%		54.2%
Indirect	42.9%		45.8%

     The decrease in indirect sales in the three months ended March 31, 2004 as compared to the three months ended March 31, 2003 is primarily driven by decreased sales in Europe, specifically in the United Kingdom.

International Revenues

     Concord has fourteen international subsidiaries and three international branch offices. Concord has customers in 63 countries.

	Three Months Ended
	March 31,	Percent	March 31,
(in thousands)	2004	Change	2003
United Kingdom	$1,649	(58.7%)	$3,995
Europe (excluding the U.K.)	4,543	(1.6%)	4,617
Rest of the World	3,311	(6.2%)	3,532

Total	$9,503	(21.7%)	$12,144

Percent of Total Revenues
United Kingdom	6.9%		16.6%
Europe (excluding the U.K.)	19.1%		19.1%
Rest of the World	13.9%		14.6%

     The decrease in international revenues in the three months ended March 31, 2004 as compared to the corresponding prior year period is due, in part, to sales related execution issues as some of our international sales teams did not meet their sales targets. The decrease of international revenues in the same period was also due to a decrease in demand by UK-based service providers.

     Although international revenues decreased year over year, we expect revenue from international customers will be 40% to 50% of total revenues as we expect to commit additional time and development resources to customizing our products and services for selected international markets. We believe that continued growth and profitability will require further expansion of our sales, marketing and customer service functions in international markets. However, there can be no assurance that we will be successful in meeting this estimate.

Segment Revenues

     Concord’s reportable segments are determined by customer type: managed service providers/telecommunications carriers (“MSP/TC”) and enterprise.

	Three Months Ended
	March 31,	Percent	March 31,
(in thousands)	2004	Change	2003
Segment Revenues
MSP/TC	$8,513	(46.7%)	$15,983
Enterprise	15,332	88.5%	8,134

Total Revenues	$23,845	(1.1%)	$24,117

Percent of Total Revenues
MSP/TC	35.7%		66.3%
Enterprise	64.3%		33.7%

     The increase in Enterprise revenues in the three months ended March 31, 2004 as compared to the three months ended March 31, 2003 was due to an increase in demand for our products from new customers and repeat sales to existing customers. Most of our license transactions greater than $100,000 in the three months ended March 31, 2004 were with Enterprise customers. The number of license revenue transactions greater than $100,000 can be concentrated in a specific segment in a given quarter due to unpredictable buying patterns. This variability can lead to the quarterly fluctuation in the relative percentage of revenues represented by Enterprise and MSP/TC customers.

This concentration of transactions greater than $100,000 with Enterprise customers explains, in part, the decrease of MSP/TC revenue.

     Although MSP/TC revenues decreased in the prior quarter, we expect that MSP/TC revenue will be 40% to 50% of total revenues; however, there can be no assurance that we will be successful in meeting this estimate.

Revenues Recognized in Connection With Third Party Software

     Concord bundles third party software in some of its products when it determines that bundling such software is cost-effective or increases the effectiveness of Concord’s products. In some instances, the Company has determined that it can be cost prohibitive to develop such software applications, especially if such applications are already available in the marketplace. In addition, bundling third party software allows Concord, in certain instances, to accelerate the delivery of increased functionality within a short timeframe.

     Concord recognizes revenue on the sales of third party software on a gross basis, as it meets the following criteria defined in EITF 99-19: it is the primary obligor in the arrangement as it is responsible for providing the final products, which might include third party software, to its customers; it has latitude in establishing the price to be charged to its customers for its products; it may modify the third party software in order to bundle it with its products — in many instances, customers are not aware of the presence of third party software in the final products; it is involved in the determination of final product specifications; thus, it must determine the nature, type, characteristics or specifications of the final product(s) ordered by a customer; it assumes credit risk for the full amount billed to the customer, including the amount billed for third party software; and it has discretion in supplier selection.

     Revenues generated by Concord products that included third party software were:

	Three Months Ended
	March 31,	Percent	March 31,
(in thousands)	2004	Change	2003
Revenues	$2,759	14.2%	$2,416
Percent of Total Revenues
Revenues	11.6%		10.0%

     The increase of revenues from third party software in the three months ended March 31, 2004 as compared to the three months ended March 31, 2003 is mostly driven by increased sales of Concord products which included the Oracle database software. In 2002, we integrated the Oracle database software into our product offering; this enabled us to replace the Ingres database we used previously with the Oracle product and to offer one single database solution to our customers.

Cost of Revenues

     Cost of revenues includes cost of license revenues and cost of service revenues.

	Three Months Ended
	March 31,	Percent	March 31,
(in thousands)	2004	Change	2003
Cost of License Revenues	$822	39.6%	$589
Cost of Service Revenues	3,949	(2.3)%	4,042

Total Cost of Revenues	$4,771	3.0%	$4,631

Percent of Total Revenues
Cost of License Revenues	3.4%		2.4%
Cost of Service Revenues	16.6%		16.8%

Cost of License Revenues

     Cost of license revenues includes expenses associated with royalty fees, production, fulfillment of orders, product documentation and amortization expense associated with the completed technology intangible asset. Royalty costs are composed of third party software costs.

	Three Months Ended
	March 31,	Percent	March 31,
(in thousands)	2004	Change	2003
Cost of License Revenues	$822	39.6%	$589
Percent of Total Revenues
Cost of License Revenues	3.4%		2.4%

     The increase of cost of license revenues in the three months ended March 31, 2004 as compared to the corresponding prior year period is driven by higher royalty costs, which are fees paid to third party software companies, and amortization expense relating to the acquisition of netViz which was completed in July 2003. The amortization expense relates to the completed technology intangible asset, which has an estimated useful life of 4 years. Royalty costs and amortization expense contributed approximately 39% and 45%, respectively, to the increase in the cost of license revenues in the three months ended March 31, 2004 as compared to the three months ended March 31, 2003.

Expenses Recognized in Connection With Third Party Software

     Royalty costs are comprised of third party software costs. The Company bundles third party software in some of its products when it determines that bundling such software is cost-effective or increases the effectiveness of Concord’s products. Costs associated with revenues generated by Concord products that included third party software were:

	Three Months Ended
	March 31,	Percent	March 31,
(in thousands)	2004	Change	2003
Expenses	$449	34.0%	$335
Percent of Total Revenues
Expenses	1.9%		1.4%

     The increase of costs in the three months ended March 31, 2004 as compared to the three months ended March 31, 2003 associated with third party software is mostly driven by the cost of distribution of the Oracle database and the related maintenance costs. Third party maintenance charges are usually based on the number of sold units. As the Company’s installed base has grown, the number of its products under maintenance, which includes third party software, has also increased.

Cost of Service Revenues

     Cost of service revenues includes the personnel costs associated with providing customer support in connection with maintenance, training and professional service contracts.

	Three Months Ended
	March 31,	Percent	March 31,
(in thousands)	2004	Change	2003
Cost of Service Revenues	$3,949	(2.3)%	$4,042
Percent of Total Revenues
Cost of Service Revenues	16.6%		16.8%

     The decrease of cost of service revenues in the three months ended March 31, 2004 as compared to the three months ended March 31, 2003 is driven by lower utilization of outside services contracted to provide first line support to our customers in the Asia-Pacific region following the opening, in early 2003, of our call center in Australia.

Gross Profit

     Total gross profit includes gross profit from license revenues and gross profit from service revenues.

	Three Months Ended
	March 31,	Percent	March 31,
(in thousands)	2004	Change	2003
Gross Profit	$19,074	(2.1)%	$19,486
Percent of Total Revenues
Gross Profit	80.0%		80.8%

     The decrease of gross profit in the three months ended March 31, 2004 as compared to the three months ended March 31, 2003 as a percent of total revenues and absolute dollars is driven by the amortization expense associated with the completed technology intangible asset. We expect to increase our gross profit in absolute dollars; however, this will depend upon our revenue growth, among other factors. Accordingly, there can be no assurance that we will be successful in increasing our gross profit on an absolute basis of total revenues.

Research and Development Expenses

     Research and development expenses consist primarily of personnel costs associated with software development.

	Three Months Ended
	March 31,	Percent	March 31,
(in thousands)	2004	Change	2003
Research and Development	$5,789	6.7%	$5,427
Percent of Total Revenues
Research and Development	24.3%		22.5%

     The increase in research and development expenses in the three months ended March 31, 2004 as compared to the three months ended March 31, 2003 is directly related to the acquisition of netViz, which has resulted in higher headcount, additional rent and amortization expense of intangible assets. These increases have been offset by lower depreciation expenses. Each factor contributed approximately 87%, 13%, 9% and (39%), respectively, to the variance.

     We intend to decrease, over time, our research and development expenses as a percentage of total revenues. Our ability to decrease these expenses as a percentage of total revenues will depend upon our revenue growth, among other factors. Accordingly, there can be no assurance that we will be successful in decreasing our research and development expenses as a percentage of total revenues.

Sales and Marketing Expenses

     Sales and marketing expenses consist primarily of salaries, commissions to sales personnel and agents, travel, tradeshow participation, public relations, advertising and other promotional expenses.

	Three Months Ended
	March 31,	Percent	March 31,
(in thousands)	2004	Change	2003
Sales and Marketing	$11,516	1.3%	$11,365
Percent of Total Revenues
Sales and Marketing	48.3%		47.1%

     The slight increase in sales and marketing expenses in the three months ended March 31, 2004 as compared to the three months ended March 31, 2003 is attributable to the acquisition of netViz, which increased these costs.

     We expect, over time, to decrease these expenses as a percentage of total revenues; however, this will ultimately depend upon our revenue growth, among other factors. Accordingly, there can be no assurance that we will be successful in decreasing our sales and marketing expenses as a percentage of total revenues.

General and Administrative Expenses

     General and administrative expenses consist primarily of salaries for financial, accounting, legal, investor relations, human resources, administrative and management personnel.

	Three Months Ended
	March 31,	Percent	March 31,
(in thousands)	2004	Change	2003
General and Administrative	$2,643	17.7%	$2,245
Percent of Total Revenues
General and Administrative	11.1%		9.3%

     The increase in general and administrative in the three months ended March 31, 2004 as compared to the three months ended March 31, 2003 was primarily attributed to increased headcount, higher legal expenses related to patent filings and the opening and maintenance of international subsidiaries and increased bad debt expense resulting from a deterioration in our aging. These increases were offset by lower bonus expenses. Each factor contributed approximately 53%, 33%, 38% and (44%), respectively, to the variance.

     We expect, over time, to decrease these expenses as a percentage of total revenues; however, this will ultimately depend upon our revenue growth, among other factors. Accordingly, there can be no assurance that we will be successful in decreasing our expenses as a percentage of total revenues.

Stock-based Compensation

     Stock-based compensation relates to the issuance of stock options with exercise prices below the deemed fair value of the common stock at the date of grant. Deferred stock-based compensation resulted solely from the issuance of stock options to employees of FirstSense Software Inc. (“FirstSense”) in connection with the Company’s acquisition of FirstSense on February 4, 2000 and is amortized through charges to operations over the vesting period of the options, which is generally four years.

	Three Months Ended
	March 31,	Percent	March 31,
(in thousands)	2004	Change	2003
Stock-based Compensation	$—	(100.0)%	$20
Percent of Total Revenues
Stock-based Compensation	—%		0.1%

     Deferred stock compensation charges were fully expensed as of December 31, 2003 and therefore there were no compensation expense charges relating to FirstSense acquisition in the three months ended March 31, 2004.

Other Income, Net

     Other income, net consists primarily of interest income, interest expense, foreign currency exchange gains (losses) and miscellaneous foreign taxes.

	Three Months Ended
	March 31,	Percent	March 31,
(in thousands)	2004	Change	2003
Interest Income	$1,089	51.9%	$717
Interest Expense	(823)	100.0%	—
Other Expense	(169)	(24.6)%	(224)

Total Other Income, net	$97	(80.3)%	$493

Percent of Total Revenues
Total Other Income, net	0.5%		2.0%

     The $0.4 million increase in interest income in the three months ended March 31, 2004 as compared to the three months ended March 31, 2003 is mainly attributable to the higher balance of marketable securities as a result of the approximately $83 million in proceeds from the issuance of the Company’s 3.0% Senior Convertible Notes due 2023 (the “Notes”). We expect that the yield on our portfolio will decrease as higher yield securities are reinvested, at maturity, at a lower interest rate assuming that interest rates stay at their current levels.

     Interest expense includes interest paid on the Notes and amortization of the issuance costs which primarily consist of investment banker fees, legal and other professional fees. Interest expense was $0.6 million while amortization expense was $0.2 million. Issuance costs are being amortized over a five-year period to the first date holders of the Notes may require the Company to repurchase the outstanding Notes.

     The decrease in other expenses in the three months ended March 31, 2004 as compared to the three months ended March 31, 2003 is due to smaller foreign currency transaction and translation losses attributable to the US dollar remaining flat or slightly weaker against certain foreign currencies offset by the US dollar strengthening against the Euro.

(Benefit from) Provision for Income Taxes

The provision for income taxes relates to federal, state and foreign taxes.

	Three Months Ended
	March 31,	Percent	March 31,
(in thousands)	2004	Change	2003
(Benefit from) provision for Income Taxes	$(295)	(443.0)%	$86
Percent of Total Revenues
(Benefit from) provision for Income Taxes	(1.2%)		0.4%

     Our effective tax rate was 38% on a pre-tax loss of $0.8 million in the three months ended March 31, 2004 compared to 9% on a pre-tax profit of $0.9 million in the three months ended March 31, 2003. The difference between the statutory federal income tax rate benefit of 35% and the effective tax rate benefit of 38% in the three months ended March 31, 2004 and 9% tax rate provision in the three months ended March 31, 2003 is due primarily to prior year taxes relating to foreign taxes only whereas current year includes all jurisdictions due to the release of our valuation allowance in the fourth quarter of 2003.

Liquidity and Capital Resources

	March 31,	Percent	December 31,
(in thousands)	2004	Change	2003
Working Capital	$151,308	1.3%	$149,433
Cash, cash equivalents and marketable securities (net of restricted cash)	$164,314	1.5%	$161,891

	Three Months Ended
	March 31,	Percent	March 31,
(in thousands)	2004	Change	2003
Net cash provided by operating activities	$1,576	(58.4%)	$3,789
Net cash used in investing activities	$(40,547)	(1425.0%)	$2,659
Net cash provided by financing activities	$597	1430.8%	$39

     Working Capital

     The increase in working capital was primarily attributable to an increase in cash, cash equivalents and marketable securities due to income from continuing operations.

     Cash, cash equivalents and marketable securities (net of restricted cash)

     Cash and cash equivalents consist of highly liquid investments in time deposits held at major banks, commercial paper, United States government agency discount notes, money market mutual funds and other money market securities with original maturities of 90 days or less. Marketable securities include similar highly liquid investments. The increase in cash, cash equivalents and marketable securities in the three months ended March 31, 2004 was primarily due to $1.6 million in cash from operating activities.

     Cash provided by operating activities

     Net cash provided by operating activities was $1.6 million for the three months ended March 31, 2004 and $3.8 million for the three months ended March 31, 2003. Accounts receivable as of March 31, 2004 as compared to December 31, 2003 decreased $2.6 million primarily due to lower revenue. Average daily sales outstanding (“DSO”) for the quarter increased to 74 days at March 31, 2004 compared to 72 days at December 31, 2003. DSO is calculated by dividing the period end accounts receivable by the quarterly revenue. DSO measures both the age, in terms of days, of our accounts receivable and the average time it takes to turn the receivable into cash. There are a number of factors affecting DSO, including our payment terms, collection ability and the timing of sales made during a quarter. Deferred revenue as of March 31, 2004 as compared to December  31, 2003 increased by $3.0 million, mainly due to an increase in new and renewed maintenance contracts to our larger customer base.

     Cash used for investing activities

     Investing activities have consisted of the investments in marketable securities, acquisition of property and equipment, most notably computer and networking equipment to support the corporate infrastructure, and business acquisitions. The Company manages its market risk on its investment securities by selecting investment grade securities with the highest credit ratings and relatively short duration that trade in highly liquid markets. The negative cash flow from investing activities in the first three months of fiscal 2004 primarily relates to an increase in the purchase of marketable securities from the proceeds of the Notes.

     Cash provided by financing activities

     Net cash provided by financing activities consisted of the issuance of common stock from the exercise of stock options.

Contractual Obligations

     The following is a summary of our contractual obligations as of March 31, 2004:

	Year Ending December 31,
(in thousands)	2004	2005	2006	2007	2008	Total
Facility and certain equipment leases	$3,212	$3,658	$2,176	$785	$153	$9,984
Minimum royalties payments	200	—	—	—	—	200
Technology purchase	100	—	—	—	—	100
Convertible notes	—	—	—	—	86,250	86,250
Interest payments on the Convertible Notes	2,588	2,588	2,588	2,588	2,588	12,940

Total commitments	$6,100	$6,246	$4,764	$3,373	$88,991	$109,474

     The Company leases its facilities and certain equipment under operating lease agreements extending through October 2008. The Company’s remaining lease commitments for all leased facilities and equipment with an initial or remaining term of at least one-year total $10.0 million.

     The Company has entered into several software license agreements that provide the Company with exclusive worldwide licenses to distribute or utilize certain patented computer software. The Company bundles third-party software in some of its products when it determines that bundling such software is cost-effective or increases the effectiveness of Concord’s products. The minimum royalties payment is $0.2 million.

     The Company has agreed to license additional technology from Tavve, which technology will be delivered in the first half of 2004. The value of this additional purchase is $0.1 million. No additional purchases from Tavve are contemplated at this time.

     On December 8, 2003, the Company raised $82.7 million, net of fees and commissions, following the issuance of convertibles senior notes with a principal of $86.25 million. The convertible senior notes mature in 2023 and bear interest of 3.0%, payable semi-annually in June and December of each year. Concord intends to use the net proceeds of the offering for working capital, general corporate purposes and potentially for future acquisitions of complementary businesses and technologies. Holders of the convertible senior notes may elect to convert some or all of the outstanding convertible senior notes upon certain events, including a change in control or if during a conversion period, the closing price of our stock exceeds $32.24, which is 120% of the conversion price ($26.87) for 20 trading days in a period of 30 trading days, which starts on the first business day of a quarter. If the threshold is met, then holders may convert their convertible senior notes into our common stock at any time during the succeeding 90 days, beginning on the 30th trading day of the quarter. We may redeem some or all of the convertible senior notes at any time on or after December 15, 2008. Holders have the right to require the Company to purchase all or a portion of their notes for cash on December 15, 2008, December 15, 2013 and December 15, 2018.

     As of March 31, 2004, the Company’s stock had not exceeded 120% of the conversion price on any trading day since December 8, 2003 and no other events had occurred which would make the convertible senior notes convertible. Holders may convert the notes into shares of our common stock at an initial conversion rate of 37.2148 shares of common stock per $1,000 principal amount of notes (representing a conversion price of approximately $26.87 per share which converts into 3,209,776 shares of common stock), subject to adjustment. We may redeem some or all of the convertible senior notes on or after December 15, 2008.

     As of March 31, 2004, the Company had available for U.S. federal income tax purposes net operating loss carryforwards of approximately $17.3 million, which expire at various dates through 2021. In addition, as of March 31, 2004, the Company had U.S. federal research and development tax credit carryforwards of approximately $3.0 million, which expire at various dates through 2023. Under current tax law, the utilization of net operating loss and research and development tax credit carryforwards may be subject to annual limitations in the event of certain changes in ownership.

     As required by SFAS No. 109, management of the Company has evaluated the positive and negative evidence bearing upon the realizability of the Company’s deferred tax assets. The Company has reserved for its deferred tax assets by recording a valuation allowance. The resulting net deferred tax asset of $9.6 million as of March 31, 2004 is based on the Company’s estimate of future taxable income it expects to generate. The reversal of the deferred tax assets valuation allowance is based upon management’s expectation that the Company will generate sufficient taxable income in future periods to allow it to realize its deferred tax assets resulting from the tax benefits associated with its net operating loss carryforwards and its research and development tax credit carryforwards, as well as certain other tax benefits related to book and tax income timing. In the event that actual results differ from these estimates or the Company adjusts these estimates in future periods, the Company may need to establish an additional valuation allowance. Establishing new or additional valuation allowances could materially adversely impact the Company’s financial position and results of operations.

     As of March 31, 2004, the Company has recorded a deferred tax asset of approximately $4.5 million reflecting the benefit of deductions from the exercise of stock options. The Company realized approximately $2.7 million of this benefit as a credit to additional paid in capital during 2003. The remaining valuation allowance of $1.8 million relates to stock option deductions and will be credited to additional paid-in capital when released. If we continue to be sufficiently profitable in 2004, the reserve will be released in 2004.

     As of March 31, 2004, our principal sources of liquidity included cash, cash equivalents and marketable securities and we believe that our current cash, cash equivalents, marketable securities and cash provided by future operations will be sufficient to meet our working capital, anticipated capital expenditures, contractual obligations and investment needs for at least the next 12 months. Although operating activities may provide cash in certain periods, to the extent the Company experiences growth in the future, our operating and investing activities may require additional cash. Consequently, any such future growth may require the Company to obtain additional equity or debt financing.

FACTORS THAT COULD AFFECT FUTURE RESULTS

     References in these risk factors to “we,” “our,” the “Company,” “Concord,” and “us” refer to Concord Communications, Inc., a Massachusetts corporation. Any investment in our common stock involves a high degree of risk. If any of the following risks actually occur, our business, results of operations and financial condition would likely suffer.

     This Quarterly Report includes or incorporates by reference “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). For example, statements regarding our financial position, business strategy and other plans and objectives for future operations, and assumptions and predictions about future product demand, supply, manufacturing, costs, marketing and pricing factors are all forward-looking statements. We make such forward-looking statements under the provisions of the “safe harbor” section of the Private Securities Litigation Reform Act of 1995. When we use words such as “intend,” “anticipate,” “believe,” “estimate,” “plan,” “will” or “expect,” and other terms of like import, we are making forward-looking statements. We believe that the assumptions and expectations reflected in such forward-looking statements are reasonable, based on information available to us on the date hereof, but we cannot assure you that these assumptions and expectations will prove to have been correct or that we will take any action that we may presently be planning. We have disclosed certain important factors that could cause our actual future results to differ materially from our current expectations, including:

•	variations in our quarterly operating results;

•	integration of acquired products and technologies;

•	announcements of technological innovations or new products by us or our competitors;

•	introduction of new products or new pricing policies by us or our competitors;

•	announcements by us or our competitors of significant customer orders;

•	acquisitions or strategic alliances by us or others in our industry;

•	changes in global economic and political conditions;

•	decreases in the purchases of services by our customers;

•	relationships with strategic partners and other evolving distribution channels;

•	the hiring or departure of key personnel;

•	our failure to continue to expand into international markets;

•	failure to obtain or protect our intellectual property rights;

•	changes in the software industry cycle;

•	changes in the market for our products and services;

•	changes in market valuations of companies within the software industry;

•	changes in estimates of our performance or recommendations by financial analysts; and

•	the other risks and uncertainties described under “Factors That Could Affect Future Results.”

     You should understand that forward-looking statements made in connection with this report are necessarily qualified by these factors. We are not undertaking to publicly update or revise any forward-looking statement if we obtain new information or upon the occurrence of future events or otherwise.

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

Failure to successfully integrate acquisitions may adversely impact our business.

     In July 2003, we completed the acquisition of netViz, a developer of software that enables customers to visualize business processes and allows them to map relationships within the supporting technology infrastructure through data-driven icons. The acquisition of netViz provides us the opportunity to integrate the netViz® products and our existing products and to continue to market and sell the netViz® products as a distinct product set. Additionally, we must integrate the netViz personnel, manage operations and personnel in multiple locations, and retain netViz customers. Our efforts to integrate netViz may not be successful, which could adversely impact our business. Future acquisition targets will likely present integration challenges similar to the challenges encountered in connection with the acquisition of netViz. The netViz acquisition and future acquisitions, if any, may adversely impact our business through:

•	failure to successfully integrate the acquired products;

•	failure to successfully integrate personnel and management structures;

•	failure to retain key customers;

•	failure to retain key employees;

•	failure to effectively control costs associated with the integration (including research and development costs);

•	failure to meet expected timelines for product development and commercialization; and

•	exposure to liabilities of the acquired company that were not known or accurately evaluated by us prior to consummating the acquisition.

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

     During the fourth fiscal quarter of 2003, we launched an enhanced VoIP solution, which is designed to enable customers to manage the voice traffic carried on their IP network. During the first fiscal quarter of 2004, we extended our support for mobile wireless offerings.

     While we believe the incorporation of these technologies into our products will increase our products and services revenue, the markets for these integrated products are at an early stage of development and are evolving, thereby making it difficult to assess:

•	the size of the markets;

•	the competitive landscape;

•	the appropriate features and prices for products to address the markets;

•	the optimal distribution and marketing strategy; and

•	the markets that will develop and the impact of large competitors within the markets.

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

     In an effort to achieve profitability and adequately fund research and development, we continue to work to reduce or maintain our operating expenses as a percentage of total revenues while maintaining necessary funding for company operations. However, competition in the marketplace may require us to increase our operating expenses in the future in order to:

•	fund higher levels of research and development;

•	increase our sales and marketing efforts;

•	increase sales staff and sales training programs;

•	develop new distribution channels;

•	broaden our customer support capabilities; and

•	respond to unforeseeable economic or business circumstances.

     To the extent that increases in our operating expenses precede or are not followed by increased revenues, our ability to achieve profitability will be at risk.

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

We have increased our leverage as a result of the sale of the 3.0% Convertible Senior Notes due 2023.

     In connection with the sale of the Notes, we have incurred $86.25 million of indebtedness. As a result of this indebtedness, our interest payment obligations have increased. The degree to which we are now leveraged could adversely affect our ability to obtain further financing for working capital, acquisitions or other purposes and could make us more vulnerable to industry downturns and competitive pressures. Our ability to meet our debt service obligations will be dependent upon our future performance, which may be subject to the financial, business and other factors affecting our operations, many of which are beyond our control.

Our debt service obligations may adversely affect our cash flow.

     A higher level of indebtedness increases the risk that we may default on our debt obligations. We cannot assure that we will be able to generate sufficient cash flow to pay the interest on our debt or that future working capital, borrowings or equity financing will be available to pay or refinance such debt. If we are unable to generate sufficient cash flow to pay the interest on our debt, we may have to delay or curtail our research and development programs.

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

     We derive and likely will continue to derive a significant portion of our revenues from the sales of our products to telecommunication carriers, service providers, and enterprise customers. In general, we have been negatively affected by the general weakness in capital spending within the aforementioned markets, particularly in the telecommunications industry, making future results difficult to predict. The volume of sales of our products and services to telecommunication carriers, service providers, and enterprise customers may increase at a slower rate than we expect or our sales to these customers may decrease.

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

     We currently derive significant revenues from the sale of eHealth® Suite products and services, and we expect that revenues from these products and services will continue to account for a significant portion of our revenues in the foreseeable future. Broad market acceptance of these products and services is critical to our future success. We cannot ensure that market acceptance of our eHealth® Suite products and services will increase or even remain at current levels. Factors that may affect the market acceptance of our products and services include:

•	the availability and price of competing integrated solutions, products and technologies;

•	our ability to continue to provide product functionality and related services to meet the needs of our market;

•	our ability to continue research and development at levels necessary for the growth of our business;

•	our ability to provide services that meet the needs of the market;

•	the demand for integrated, as opposed to stand-alone, solutions; and

•	the success of our sales efforts and those of our marketing partners.

     Moreover, if demand for integrated availability and performance management software products and services increases, we anticipate that our competitors will introduce additional competitive products and services and new competitors could enter our market and offer alternative products and services resulting in decreased market acceptance of our products and services.

Our success is dependent upon continued purchases of services by our customers.

     We derive and likely will continue to derive a significant portion of our revenues from the sales of our services, specifically including the sale of technical support services, to our customers. A decrease in the number of customers purchasing services, specifically including technical support services, may adversely impact our company. The company continually assesses our services offerings to enable us to provide services that are desired by our customers. In general, most of our customers purchase services when buying our products, generally technical support services, but we cannot ensure that our future services offerings will meet the demands of the market and a corresponding decrease in services revenue may occur.

Increased royalty costs could adversely impact our business.

     We license from third parties, generally on a non-exclusive basis, certain technologies used in our products, including Tavve™ technology and the Oracle® database. The incorporation of third party technology is an important component of our product development and an increase in royalty costs associated with our distribution of third party technologies could adversely impact our business. Additionally, the termination of any such licenses, or the failure of the third-party licensors to adequately maintain or update their products, could require us to implement technology offered by alternative sources, and any required replacement licenses and associated royalties could prove costly and adversely impact our business.

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

     We sell software products designed to help companies effectively manage their applications, systems, and networks. As we offer application availability and performance products to manage the IT infrastructure, we compete both with companies that market comprehensive products to manage the IT infrastructure and with companies that market products for particular segments of the IT infrastructure (e.g., applications and networks). The markets for our products are intensely competitive and rapidly evolving. Our competitors include:

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

     We market and sell netViz® products and services. Our revenue is derived primarily from the sale of eHealth® Suite products and services, but revenue derived from the sale of netViz® products and services constitutes an important component of our quarterly and annual results. Market acceptance of the netViz® products and services is critical to our future success. We cannot ensure that market acceptance of netViz® products and services will increase or even remain at current levels. Factors that may affect the market acceptance of netViz® products and services include:

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

We may need future capital funding.

     We plan to continue to expend substantial funds on the continued development, marketing, and sale of our products. While we have approximately $164.3 million in short term investments (cash, cash equivalents and marketable securities) as of March 31, 2004, we cannot ensure that our existing capital resources and any funds that may be generated from future operations together will be sufficient to finance our future operations or that other sources of funding will be available on terms acceptable to us, if at all. In addition, future sales of substantial amounts of our securities in the public market could adversely affect prevailing market prices and could impair our future ability to raise capital through the sale of our securities.

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

     Our products map, measure, and manage computer applications, systems, and networks. Presently, manufacturers of both hardware and software have not implemented these functions into their products in any significant manner. These products typically include, but are not limited to, operating systems, workstations, network devices, and software. If manufacturers begin to incorporate these functions into their products it may decrease the value of our products and have a substantial impact on our business.

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

An adverse impact on our outsourcing activities may affect our business.

     We currently outsource, on a limited basis, development and testing of certain software products to locations in Europe and Asia. Our efforts outsource development and testing of software may be adversely affected by various factors, including: geopolitical instability, increased costs associated with outsourcing, relationships with independent contractors performing such product development and testing, and the enforceability of legal arrangements by which we protect our intellectual property rights in connection with these activities. The occurrence of any event that would adversely affect our outsourcing of development and testing of software may have a substantial impact on our business.

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

     We have developed a number of these relationships and intend to continue to develop new “channel partner” relationships. We have focused on identifying and developing our key distribution partners worldwide to maximize the success of our indirect sales. Our success will depend in large part on our development of these more focused distribution relationships and on the performance and success of other third parties that distribute our products and services. We sell our products and services in the United States through both direct sales to customers and indirect sales to customers through our channel partners. Outside the United States, we sell our products and services primarily through indirect sales via our channel partners, but direct sales to customers have been increasing as we have expanded our sales personnel in our markets. Our international channel partners are located in Europe, the Middle East, Africa, Asia, and North and South America and are subject to local laws, regulations, and customs that may make it difficult to accurately assess the potential revenues that can be generated from a certain market. Our success depends upon our ability to attract and retain valuable channel partners and to accurately assess the size and vitality of the markets in which our products and services are sold. While we have implemented policies and procedures to achieve this and will continue to undertake efforts to improve our channel business, we cannot predict the extent to which we are able to attract and retain financially stable, motivated channel partners. Additionally, our channel partners may not be successful in marketing and selling our products and services. We may:

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

     We ship Oracle® software as the database on which the eHealth® Suite runs. While we believe the switch to Oracle will make our products even more robust and we are comfortable with the choice of Oracle as a database vendor, there is no guarantee that our customers will readily accept this change. As with any vendor, there also is no guarantee that Oracle will be able to continue to deliver to us an acceptable database solution, nor that the product Oracle delivers will continue to interface effectively with our eHealth® Suite of products.

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

     Arthur Andersen LLP served as our independent auditors until June 10, 2002. On June 10, 2002, we dismissed Arthur Andersen LLP and on June 11, 2002, we retained PricewaterhouseCoopers LLP as our independent auditors. On June 15, 2002, Arthur Andersen LLP was found guilty on federal obstruction of justice charges arising from the government’s investigation of Enron Corporation. Following this conviction, on August 31, 2002, Arthur Andersen LLP ceased operations and can no longer reissue its audit reports or provide its consent to include the financial statements to be included in this quarterly report. Accordingly, Arthur Andersen LLP has not performed any procedures in connection with the preparation and filing of this annual report. Events arising out of the indictment and conviction will likely preclude Arthur Andersen LLP from satisfying any claims arising from the provision of auditing services to us, including claims that may arise out of Arthur Andersen LLP’s audit of financial statements incorporated by reference in this quarterly report.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     (a) Market and Interest Rate Risk

     Most of Concord’s current export sales are denominated in United States dollars. To the extent that a majority of our international sales continue to be denominated in United States dollars, an increase in the value of the United States dollar relative to other currencies could make our products and services more expensive and, therefore, potentially less competitive in international markets. Substantially all of our business outside the United States is conducted in U.S. dollar-denominated transactions, whereas our operating expenses in our foreign operations are denominated in local currency. We believe that the operating expenses of our foreign operations are immaterial and therefore any associated market risk is unlikely to have a material adverse effect on our business, results of operations or financial condition.

     All of the Company’s investments are in investment grade securities with high credit ratings of relatively short duration that trade in highly liquid markets and are carried at fair value on the Company’s books. Accordingly, the Company has no quantitative information concerning the market risk of participating in such investments. Due to the short-term nature of our investments, we believe we have minimal market risk. The Company’s investment portfolio of cash equivalents and marketable securities is subject to interest rate fluctuations but the Company believes this risk is immaterial due to the short-term nature of these investments.

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

     We do not enter into or hold derivatives for trading or speculative purposes, and we only enter into contracts with highly rated financial institutions. At March 31, 2004, the Company had no forward contracts outstanding.

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

     (b) Changes in Internal Control over Financial Reporting.

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter covered by this Quarterly Report on Form 10-Q that has materially affected, or would be reasonably likely to materially affect, the Company’s internal control over financial reporting.

CONCORD COMMUNICATIONS, INC.

FORM 10-Q, March 31, 2004

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     The Company is not a party to any legal proceedings that it believes could have a material adverse effect on the business, results of operations or financial condition of the Company.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND REGISTRANT PURCHASES OF EQUITY SECURITIES

     (a) Use of Proceeds

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

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the three months ended March 31, 2004.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

The exhibits listed in the accompanying Exhibit Index are filed, furnished or incorporated by reference as part of this Report.

(b)	Reports on Form 8-K

Current Report on Form 8-K furnished to the Commission on January 20, 2004; information furnished regarding the Company’s results of operations and financial condition under Item 12.

CONCORD COMMUNICATIONS, INC.

FORM 10-Q, March 31, 2004

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Concord Communications, Inc.

/s/ Melissa H. Cruz
May 7, 2004	Name:	Melissa H. Cruz
	Title:	Executive Vice President, Business Services Chief Financial Officer and Treasurer

(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

     The following designated exhibits are either filed herewith or, where information is provided under the SEC Document Reference heading corresponding to such exhibit, incorporated by reference to such filing

Exhibit
No.	Description	SEC Document Reference
3.01	Restated Articles of Organization of the Company	Exhibit No. 3.01 on Form 10-K, for the period ended December 31, 1997

3.02	Restated By-laws of the Company	Exhibit No. 3.02 on Form 10-K, for the period ended December 31, 1998

4.01	Indenture by and between the Company and Wilmington Trust Company, as Trustee dated as of December 8, 2003.	Exhibit No. 4.3 to Registration Statement on Form S-3 (No. 333-112091)

4.02	Registration Rights Agreement by and between the Company and Bear, Stearns & Co. Inc. dated as of December 8, 2003.	Exhibit No. 4.4 to Registration Statement on Form S-3 (No. 333-112091)

10.03	Equipment Line of Credit Letter Agreement between the Company and Fleet Bank dated as of June 9, 1997	Exhibit No. 10.03 to Registration Statement on Form S-1 (No. 333-33227)

†10.04	1995 Stock Plan of the Company	Exhibit No. 10.04 to Registration Statement on Form S-1 (No. 333-33227)

†10.05	1997 Stock Plan of the Company	Exhibit No. 10.01 on Form 10-Q, for the period ended June 30, 1998

†10.06	1997 Stock Plan of the Company, as amended on March 12, 1998, March 1, 1999, May 15, 1999 and March 8, 2000	Exhibit No. 10.06 on Form 10-K, for the period ended December 31, 2000

†10.07	1997 Employee Stock Purchase Plan of the Company	Exhibit No. 10.06 to Registration Statement on Form S-1 (No. 333-33227)

†10.08	1997 Non-Employee Director Stock Option Plan as amended on March 8, 2000 and April 25, 2001

†10.09	The Profit Sharing/401(K) Plan of the Company	Exhibit No. 10.08 to Registration Statement on Form S-1 (No. 333-33227)

10.10	Lease Agreement between the Company and John Hancock Mutual Life Insurance Company dated March 17, 1994, as amended on March 25, 1997	Exhibit No. 10.09 to Registration Statement on Form S-1 (No. 333-33227)

10.11	First Amendment to Lease Agreement between the Company and John Hancock Mutual Life Insurance Company dated March 25, 1997	Exhibit No. 10.10 to Registration Statement on Form S-1 (No. 333-33227)

10.12	Form of Indemnification Agreement for directors and officers of the Company	Exhibit No. 10.11 to Registration Statement on Form S-1 (No. 333-33227)

10.13	Restated Common Stock Registration Rights Agreement between the Company and certain investors dated August 7, 1986	Exhibit No. 10.12 to Registration Statement on Form S-1 (No. 333-33227)

10.14	Amended and Restated Registration Rights Agreement between the Company and certain investors dated December 28, 1995	Exhibit No. 10.13 to Registration Statement on Form S-1 (No. 333-33227)

†10.15	Management Change in Control Agreement between the Company and John A. Blaeser dated as of August 7, 1997	Exhibit No. 10.14 to Registration Statement on Form S-1 (No. 333-33227)

10.16	Management Change in Control Agreement between the Company and Kevin J. Conklin dated as of July 23, 1997	Exhibit No. 10.15 to Registration Statement on Form S-1 (No. 333-33227)

†10.17	Management Change in Control Agreement between the Company and Ferdinand Engel dated as of July 23, 1997	Exhibit No. 10.16 to Registration Statement on Form S-1 (No. 333-33227)

†10.19	Management Change in Control Agreement	Exhibit No. 10.18 on Form 10-Q filed on

Exhibit No.	Description	SEC Document Reference
dated as of June 12, 2000

†10.21	Stock Option Agreement dated January 1, 1996 between the Company and John A. Blaeser	Exhibit No. 10.19 to Registration Statement on Form S-1 (No. 333-33227)

†10.22	Stock Option Agreement dated January 1, 1996 between the Company and John A. Blaeser	Exhibit No. 10.20 to Registration Statement on Form S-1 (No. 333-33227)

10.24	Form of Shrink-Wrap License	Exhibit No. 10.22 to Registration Statement on Form S-1 (No. 333-33227)

†10.28	2000 Non-Executive Employee Equity Incentive Plan	Exhibit 10.28 on Form 10-K, for the period ended December 31, 2000

†10.31	2001 Non-Executive Employee Stock Purchase Plan	Exhibit No. 10.31 on Form 10-Q filed on November 5, 2001

†10.34	Management Change in Control Agreement between the Company and Douglas Batt dated as of November 18, 2002	Exhibit No. 10.34 on Form 10-K filed on March 19, 2003

†10.35	Management Change in Control Agreement between the Company and Daniel Sheahan dated as of November 18, 2002	Exhibit No. 10.35 on Form 10-K filed on March 19, 2003

10.36	Employment Agreement between the Company and Daniel Sheahan dated August 10, 2001	Exhibit No. 10.36 on Form 10-K filed on March 19, 2003

10.37	Registration Rights Agreement by and between the Company and Vo Ngoc Tran dated as of July 17, 2003.	Exhibit No. 4.1 to Registration Statement on Form S-3 (No. 333-108068)

10.38	Registration Rights Agreement by and between the Company and Bear, Stearns & Co. Inc. dated as of December 8, 2003.	Exhibit No. 4.5 to Registration Statement on Form S-3 (No. 333-112091)

10.39	Management Agreement between the Company and Ellen (Kokos) Rogers dated October 22, 2003	Exhibit No. 10.39 on Annual Report on Form 10-K for the period ended December 31, 2003

12.01	Statement regarding Computation of Ratio of Earnings to Fixed Charges	Exhibit No. 12.01 to Registration Statement on Form S-3 (No. 333-112091)

21.01	Subsidiaries of the Company	Exhibit No. 21.01 on Form 10-K for the period ended December 31, 2003

*31.1	Certification of John A. Blaeser pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Exhibit No. 31.1 on Form 10-Q for the period ended March 31, 2004

*31.2	Certification of Melissa H. Cruz pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Exhibit No. 31.2 on Form 10-Q for the period ended March 31, 2004

*32.1	Certification of John A. Blaeser pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Exhibit No. 32.1 on Form 10-Q for the period ended March 31, 2004

*32.2	Certification of Melissa H. Cruz pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Exhibit No. 32.2 on Form 10-Q for the period ended March 31, 2004

* filed herewith

† Indicates a management contract or compensatory plan or arrangement.