Form 10-Q
period 2004-06-30
CONCORD COMMUNICATIONS INC
filed 2004-08-06
CIK 915290

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004.

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________

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

YES [X] NO [   ]

     18,302,196 shares of the registrant’s common stock were outstanding as of July 30, 2004.

CONCORD COMMUNICATIONS, INC.

FORM 10-Q, June 30, 2004

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONCORD COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands, except share data)

	June 30,	December 31,
	2004	2003
ASSETS
Current Assets:
Cash and cash equivalents	$32,484	$69,436
Marketable securities	125,955	92,455
Restricted cash	65	194
Accounts receivable, net of allowance of $1,334 and $1,050 at June 30, 2004 and December 31, 2003, respectively	22,114	22,194
Deferred tax assets	5,059	4,638
Prepaid expenses and other current assets	4,336	4,851

Total current assets	190,013	193,768
Equipment and improvements, net	6,423	6,697
Goodwill	6,225	6,225
Other intangible assets, net	2,597	3,004
Deferred tax assets	5,394	4,962
Unamortized debt issuance costs and other long-term assets	3,400	3,770

Total assets	$214,052	$218,426

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,339	$5,218
Accrued expenses	9,656	12,627
Deferred revenue	27,895	26,490

Total current liabilities	39,890	44,335
Convertible senior notes	86,250	86,250

Total liabilities	126,140	130,585

Commitments and Contingencies (Note 5)
Stockholders’ Equity:
Common stock, $0.01 par value:
Authorized - 50,000,000 shares
Issued and outstanding - 18,299,824 and 18,121,211 shares at June 30, 2004 and December 31, 2003, respectively	183	181
Additional paid-in capital	113,275	111,651
Accumulated other comprehensive (loss) income	(590)	816
Accumulated deficit	(24,956)	(24,807)

Total stockholders’ equity	87,912	87,841

Total liability and stockholders’ equity	$214,052	$218,426

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONCORD COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share and share data)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2004	2003	2004	2003
Revenues:
License revenues	$12,592	$13,154	$22,942	$26,063
Service revenues	14,113	12,461	27,608	23,669

Total revenues	26,705	25,615	50,550	49,732

Costs of Revenues:
Cost of license revenues	848	683	1,670	1,272
Cost of service revenues	4,363	4,045	8,312	8,087

Total cost of revenues	5,211	4,728	9,982	9,359

Gross profit	21,494	20,887	40,568	40,373

Operating Expenses:
Research and development	5,963	5,437	11,752	10,884
Sales and marketing	12,393	12,579	23,909	23,944
General and administrative	2,735	2,060	5,378	4,305
Acquired in-process research and development	100	—	100	—

Total operating expenses	21,191	20,076	41,139	39,133

Operating income (loss)	303	811	(571)	1,240

Other Income:
Interest income	1,073	709	2,162	1,426
Interest expense	(819)	—	(1,642)	—
Other expense	(20)	(146)	(189)	(370)

Total other income, net	234	563	331	1,056

Income (loss) before income taxes	537	1,374	(240)	2,296
Provision for (benefit from) income taxes	204	177	(91)	262

Net income (loss)	$333	$1,197	$(149)	$2,034

Net income (loss) per common and potential common share:
Basic	$0.02	$0.07	$(0.01)	$0.12

Diluted	$0.02	$0.07	$(0.01)	$0.11

Weighted average common and potential common shares outstanding:
Basic	18,258,159	17,372,070	18,208,832	17,313,416

Diluted	18,563,673	18,022,181	18,208,832	17,767,593

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONCORD COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Six Months Ended
	June 30,	June 30,
	2004	2003
Cash Flows from Operating Activities:
Net (loss) income	$(149)	$2,034
Adjustments to reconcile net (loss) income to net cash (used for) provided by operating activities:
Depreciation and amortization	2,237	2,618
Stock-based compensation	—	34
Amortization of debt issuance costs	352	—
Deferred income taxes	50	—
Changes in assets and liabilities:
Accounts receivable	80	(1,159)
Prepaid expenses and other current assets	515	741
Other assets	18	(105)
Accounts payable	(2,879)	(1,308)
Accrued expenses	(2,971)	715
Deferred revenue	1,405	4,402

Net cash (used for) provided by operating activities	(1,342)	7,972

Cash Flows from Investing Activities:
Purchases of equipment and improvements	(1,556)	(1,830)
Purchases of marketable securities	(60,713)	(15,988)
Proceeds from maturities and sale of marketable securities	24,904	10,688
Deposit of restricted cash	(65)	—
Release of restricted cash	194	300

Net cash used for investing activities	(37,236)	(6,830)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock	1,626	1,270

Net cash provided by financing activities	1,626	1,270

Net (decrease) increase in cash and cash equivalents	(36,952)	2,412
Cash and cash equivalents, beginning of period	69,436	10,362

Cash and cash equivalents, end of period	$32,484	$12,774

Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$309	$247
Supplemental Disclosure of Noncash Investing Transactions:
Unrealized loss on available-for-sale securities	$(2,309)	$(181)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONCORD COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared by Concord Communications, Inc. (the “Company” or “Concord”) in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Regulation S-X pertaining to interim financial statements. Accordingly, these interim financial statements do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These financial statements reflect all adjustments and accruals of a normal recurring nature, which management considers necessary for a fair presentation of the Company’s financial position as of June 30, 2004 and December 31, 2003, and the Company’s results of operations for the three and six months ended June 30, 2004 and 2003. The results for the interim periods presented are not necessarily indicative of results to be expected for any future period. The financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s 2003 Annual Report on Form 10-K filed with the Securities and Exchange Commission in March 2004.

(b) Financial Instruments, Concentration of Credit Risk and Significant Customers

     The Company maintains an allowance for potential credit losses but historically has not experienced any significant losses related to individual customers or groups of customers in any particular industry or geographic area. One customer, located in the United States, accounted for 10.3% of revenues for the three months ended June 30, 2004. No individual customer accounted for more than 10% of revenues for the six months ended June 30, 2004. No individual customer accounted for more than 10% of revenues for the three and six months ended June 30, 2003. One customer, located in the United States, accounted for 17.2% of the Company’s accounts receivable at June 30, 2004. No individual customer accounted for more than 10% of the Company’s accounts receivable at December 31, 2003.

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

     At June 30, 2004, the Company had one forward contract outstanding, which is presented in the table below. The Company has determined that this forward contract qualifies for hedge accounting. The notional exchange rate is quoted using market conventions where the currency is expressed in currency units per U.S. dollar:

		Maturity	Notional	Notional	Fair Market Value
Currency	Position	Date	Amount	Exchange Rate	as of June 30, 2004
Australian Dollars	Sell	7/12/04	AUD$302,000	0.6894	US$	208,000

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

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2004	2003	2004	2003
	(In thousands, except per share data)
Net income (loss):
As reported	$333	$1,197	$(149)	$2,034
Add:
Stock-based employee compensation expense included in reported net income (loss)	—	14	—	34
Less:
Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(1,787)	(1,541)	(3,798)	(3,202)

Pro forma net loss	$(1,454)	$(330)	$(3,947)	$(1,134)

Basic net income (loss) per share:
As reported	$0.02	$0.07	$(0.01)	$0.12
Pro forma	$(0.08)	$(0.02)	$(0.22)	$(0.07)
Diluted net income (loss) per share:
As reported	$0.02	$0.07	$(0.01)	$0.11
Pro forma	$(0.08)	$(0.02)	$(0.22)	$(0.07)

(e) Restricted Cash

     Restricted cash totaling $65,000 and $194,000 at June 30, 2004 and December 31, 2003, respectively, consists of money market funds held in the Company’s name with a major financial institution. The balance as of June 30, 2004 is being used as collateral for a lease of one of the Company’s facilities and will expire in May 2005. The December 31, 2003 balance was being used as collateral under a letter of credit arrangement with a Company supplier and expired in May 2004.

(f) Reclassification

     Certain amounts in the 2003 condensed consolidated financial statements have been reclassified to conform to the 2004 presentation.

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

     The following table reflects unaudited pro forma results of operations of the Company assuming that the netViz acquisition had occurred on January 1, 2003:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2003	2003
	(in thousands, except per share data)
Revenues	$26,570	$51,568
Net income	$1,112	$1,864
Net income per diluted share	$0.06	$0.10

     The unaudited pro forma results of operations are not necessarily indicative of the actual results that would have occurred had the transaction actually taken place at the beginning of these periods.

3. GOODWILL AND OTHER INTANGIBLE ASSETS

     All of the Company’s goodwill resulted from the acquisition of netViz (see Note 2). The goodwill is tested for impairment on June 30th of each year and whenever changes in circumstances indicate goodwill could be impaired. As of June 30, 2004, the Company performed its annual test for impairment on the carrying value of goodwill of its MSP/TC and Enterprise reporting units. The Company compared the fair value of each reporting unit to which goodwill has been allocated to its book value and determined that no impairment existed at that date.

     Other intangible assets as of June 30, 2004 consist of the following:

		Accumulated
	Cost	Amortization	Net
	(in thousands)
Completed technology (software)	$2,130	$(533)	$1,597
Reseller relationships	570	(114)	456
Maintenance relationships	340	(68)	272
Contractor agreements	300	(75)	225
Trade name/trademark	70	(23)	47

Total	$3,410	$(813)	$2,597

Aggregate amortization expense for the three and six months ended June 30, 2004 and 2003 was $0.2 million, $0.4 million, $0 and $0, respectively. For each period, approximately 66% of the aggregate expense was included in costs of revenues and the remainder was included in operating expenses.

4. IN-PROCESS RESEARCH AND DEVELOPMENT

     On July 11, 2003, Concord entered into a license agreement with Tavve Software Company (“Tavve”) whereby Concord licensed components of Tavve’s technology. Concord has licensed Tavve’s root cause analysis and discovery of layer 2 and 3 network topology to build upon Concord’s current position in optimizing application availability and performance across networks and systems. The transaction included two different purchases of

Tavve technology. The first purchase valued at $1.2 million, included $0.2 million of prepaid maintenance and $1.0 million of in-process research and development. This was accounted for as in-process research and development as an integrated product had not reached technological feasibility and had no alternative future use. This purchase of in-process research and development was expensed during the three months ended September 30, 2003.

     With regard to the second purchase, during the three months ended June 30, 2004, the Company paid $0.1 million to Tavve for additional source code. This was also accounted for as in-process-research-and-development as an integrated product has not reached technological feasibility and has no alternative future use.

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

     The detail program design for the integration of Tavve’s technology into Concord eHealth® Suite of products has not been completed as of June 30, 2004; thus, the exact costs and efforts required for completion of this integration has not been determined. Based on management’s initial estimates, an integrated product based on Tavve’s technology will be introduced in the next 12 to 18 months. However, as with any major software development project, actual introduction may vary. Failure to successfully market and sell the integrated product may adversely impact the Company’s business.

5. COMMITMENTS AND CONTINGENCIES

(a) Indemnifications

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

     When, as part of an acquisition, the Company acquires all of the stock or all or a portion of the assets and/or liabilities of a company, it may assume liability for certain events or occurrences that took place prior to the date of acquisition. The maximum potential amount of future payments it could be required to make for such obligations is undeterminable at this time. The Company has no liabilities recorded for these exposures as of June 30, 2004.

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

(b) Claims

     The Company has received a letter from LMS Technology Distributions SDN BHD (“LMS”) of Malaysia that demands that the Company reimburse LMS for approximately $4.65 million in alleged losses arising out of the Company’s purported wrongful termination of a Concord Authorized Reseller Agreement (the “CAR Agreement”) with LMS. The Company disputes that the CAR Agreement was wrongfully terminated or that LMS is owed any of the amounts claimed, and the Company intends to defend vigorously against the demand. It is not possible to predict or determine the outcome of these demands or to provide ranges of losses that may arise, if any.

6. NET INCOME (LOSS) PER SHARE

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

     Diluted net loss per share is the same as basic net loss per share for the six months ended June 30, 2004, as the effects of potential common shares outstanding are anti-dilutive. For the three months ended June 30, 2004 and the three and six months ended 2003, dilutive potential common shares outstanding consisted of stock options. The dilutive effect of outstanding stock options is computed using the treasury stock method. The dilutive effect of senior convertible notes is computed using the if-converted method.

     Calculations of the basic and diluted net income per common share and potential common share are as follows:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2004	2003	2004	2003
	(in thousands except share and per share data)
Basic:
Net income (loss) applicable to common stockholders	$333	$1,197	$(149)	$2,034

Weighted average common shares outstanding	18,258,159	17,372,070	18,208,832	17,313,416

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2004	2003	2004	2003
	(in thousands except share and per share data)
Basic net income (loss) per common share	$0.02	$0.07	$(0.01)	$0.12

Diluted:
Net income (loss) applicable to common stockholders	$333	$1,197	$(149)	$2,034

Weighted average common shares outstanding	18,258,159	17,372,070	18,208,832	17,313,416
Potential common shares pursuant to stock options	305,514	650,111	—	454,177

Diluted weighted average common shares outstanding	18,563,673	18,022,181	18,208,832	17,767,593

Diluted net income (loss) per common share	$0.02	$0.07	$(0.01)	$0.11

     For the three months ended June 30, 2004 and 2003 and for the six months ended June 30, 2004 and 2003, diluted weighted average shares outstanding does not include 2,972,533; 2,395,746; 1,981,292 and 2,131,725 potential common shares, respectively, as their effect would have been anti-dilutive.

     For the period ended June 30, 2004, common stock reserved for issuance upon conversion of the convertible senior notes in the amount of 3,209,776 shares were not included in diluted earnings per share because the conversion criteria had not been met. When the convertible senior notes conversion criteria is met and prior to converting those notes, 3,209,776 shares will be included in the diluted weighted average common shares outstanding and equivalents for the net income per share calculation, excluding interest expense for the period.

7. COMPREHENSIVE (LOSS) INCOME

     Comprehensive (loss) income is defined as the change in net assets of the Company during a period from transactions generated from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners.

Comprehensive (loss) income for the three and six months ended June 30, 2004 and 2003 is as follows:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2004	2003	2004	2003
	(in thousands)
Net income (loss)	$333	$1,197	$(149)	$2,034
Unrealized loss on marketable securities, net of tax	(1,949)	(68)	(1,406)	(180)

Comprehensive (loss) income	$(1,616)	$1,129	$(1,555)	$1,854

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

     The following table presents the approximate revenues by major geographical regions:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2004	2003	2004	2003
	(in thousands)
United States	$18,319	$14,445	$32,661	$26,419
United Kingdom	1,914	2,152	3,563	6,147

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2004	2003	2004	2003
	(in thousands)
Europe (excluding the U.K.)	3,768	5,297	8,311	9,914
Rest of the World	2,704	3,721	6,015	7,252

Total	$26,705	$25,615	$50,550	$49,732

     For the three and six months ended June 30, 2004, no one country, except the United States, accounted for greater than 10% of total revenues. For the three months ended June 30, 2003, no one country, except the United States, accounted for greater than 10% of total revenues. For the six months ended June 30, 2003, no one country, except the United States and the United Kingdom, accounted for greater than 10% of total revenues. Substantially all of the Company’s assets are located in the United States.

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

     The following table presents the approximate revenues by reportable segment:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2004	2003	2004	2003
	(in thousands)
MSP/TC	$13,492	$12,323	$22,005	$28,308
Enterprise	13,213	13,292	28,545	21,424

Total	$26,705	$25,615	$50,550	$49,732

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

9. RECENT ACCOUNTING PRONOUNCEMENTS

     The Emerging Issues Task Force (EITF) has recently added to its agenda Issue 04-8, Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effect on Diluted Earnings per Share. The Company’s convertible senior notes fall under the proposed scope of this EITF Issue. The issue under consideration concerns whether the dilutive effect of contingently convertible debt with a market price trigger should be included in diluted earnings per share. The EITF discussion to date has not been sufficiently definitive to allow the Company to assess its possible impact. The Company continues to monitor developments with regards to this agenda item.

CONCORD COMMUNICATIONS, INC.
FORM 10-Q, June 30, 2004

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     We are a software company that provides a solution to enterprise customers, managed service providers and telecommunication carriers. We serve the Business Service Management (BSM) market with our solution, the eHealth® Suite of products, which maps Information Technology (IT) services to business needs, measures the actual end user experience and manages application, system and network infrastructure.

     We sell our products worldwide through a direct sales force, channel partners and other resellers. We have sales offices in 18 countries, including the United States and we have customers in 63 countries.

     Our products are generally sold on a perpetual license basis. On an initial purchase, customers will usually buy our eHealth® Console and a certain number of software elements, which is dependent on the number of components of the IT services to be managed. As a customer’s IT services management requirements expands, they will order additional modules and elements. We believe that our significant installed base provides an opportunity to sell additional software elements and other products to our existing customer accounts. Most of our customers purchase maintenance upon the initial licensing of our software. In addition, the majority of these customers renew their maintenance agreements annually. For an annual maintenance fee, a customer receives telephone, email and web-based support, as well as updated product releases. In additional to on-going technical support, we also offer professional and education services to our customers.

     Our total revenues are generated from license revenue and service revenue. License revenues are usually generated by the purchase of a license to our product. Concord’s service revenues consist of fees for maintenance, training and professional services. For the three month and six month periods ending June 30, 2004, our total revenues increased year over year while our profitability decreased over the same periods. For the three month period ending June 30, 2004, total revenues were $26.7 million, up 4.3% from $25.6 million for the three month period ending June 30, 2003. For the six-month period ending June 30, 2004, total revenues were $50.6 million, up 1.6% from $49.7 million for the six month period ending June 30, 2003. Our diluted earnings per share decreased to $0.02 per share for the three-month period ending June 30, 2004 compared to $0.07 per share for the corresponding prior year period. Our diluted earnings per share decreased to ($0.01) per share for the six-month period ending June 30, 2004 compared to $0.11 per share for the corresponding prior year period. We used $1.3 million in operating cash during the six-month period ending June 30, 2004 and finished the quarter with $158.4 million of cash, cash equivalents and marketable securities.

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

   (a) Revenue Recognition

     Our revenues consist of software license revenues and service revenues. Software license revenues are recognized in accordance with the American Institute of Certified Public Accountants’ Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as modified by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition with respect to Certain Transactions. Software license revenues are recognized when persuasive evidence of an arrangement exists and delivery of the software has occurred, provided that the license fee is fixed or determinable, collection is considered reasonably assured and no customer acceptance clauses exist. If an arrangement includes an acceptance provision, revenue recognition occurs upon the earlier of a receipt of a written customer acceptance or expiration of the acceptance period. If an arrangement includes a right of return for the possibility that the software does not meet published specifications during the warranty period, which is typically 90 days, revenue is recognized upon shipment if all other criteria are met as the company’s product is mature and we have not experienced returns of our products. If the fee is determined not to be fixed or determinable, revenue is recognized when the fees become due. If collection is not considered reasonably assured, revenue is recognized upon the receipt of cash. Revenues under multiple-element arrangements, which typically include software products, services, maintenance and sometimes undelivered specified software upgrades sold together, are allocated to each element using the residual method in accordance with SOP 98-9. Under the residual method, the fair value of the undelivered elements is deferred and subsequently recognized when these elements are delivered; the remainder of the arrangement consideration is allocated to the software. We have established sufficient vendor specific objective evidence for professional services, training, maintenance, customer support services and specified software upgrades based on the price charged when these elements are sold separately. Accordingly, software license revenues are recognized under the residual method in arrangements in which software is licensed with professional services, training, maintenance, customer support services and specified software upgrades.

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

     Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. The Company has reserved for a portion of its deferred tax assets by recording a valuation allowance. The resulting net deferred tax asset is based on the Company’s estimate of future taxable income it expects to generate; all other tax assets have been reserved. The remaining valuation allowance of $1.8 million is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. This amount relates to stock option deductions and will be credited to additional paid-in capital when released. If we are sufficiently profitable in 2004, the reserve will be released in 2004. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to establish an additional valuation allowance. Establishing new or additional valuation allowances could materially adversely impact our financial position and results of operations.

   (d) Accounting for Acquisitions and Acquired In-process Research and Development

     We have completed our acquisition of netViz (“netViz”), which was accounted for under the purchase method of accounting, which has resulted in recording significant goodwill and other intangible asset balances. The purchase price has been allocated to the assets acquired and liabilities assumed at their estimated fair values on the date of acquisition, as determined by management and, with respect to the identifiable intangible assets, an appraisal. Our accounting for the netViz acquisition involves significant judgments and estimates regarding primarily, but not limited to: the fair value of acquired intangible assets, which are based on projections of future revenues and cash flows, assumptions regarding discount factors, royalty rates, tax rates, amortization methodologies and related useful lives, as well as the fair value of other acquired assets and assumed liabilities, including potential contingencies and deferred income taxes. The completed technology (software), reseller relationships, maintenance relationships and trade name/trademarks will be amortized at the greater of (a) the ratio that current revenues bear to the total of current and anticipated future revenues or (b) the straight-line method over their respective remaining useful lives. The contractor agreements will be amortized using the straight-line method over their useful lives. The values of the completed technology, reseller relationships, maintenance relationships, contractor agreements and trade name/trademarks were determined using the income approach. The income approach requires a projection of revenues and expenses specifically attributed to the intangible assets. The discounted cash flow (“DCF”) method is then applied to the potential income streams after making necessary adjustments with respect to such factors as the wasting nature of the identifiable intangible assets and the allowance of a fair return on the net tangible assets and other intangible assets employed. There are several variations on the income approach, including the relief-from-royalty method, the avoided cost method and the lost profits method.

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

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain financial data as percentages of the Company’s total revenues:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2004	2003	2004	2003
Revenues:
License revenues	47.2%	51.4%	45.4%	52.4%
Service revenues	52.8	48.6	54.6	47.6

Total revenues	100.0	100.0	100.0	100.0

Cost of Revenues:
Cost of license revenues	3.2	2.7	3.3	2.5
Cost of service revenues	16.3	15.8	16.4	16.3

Total cost of revenues	19.5	18.5	19.7	18.8

Gross profit	80.5	81.5	80.3	81.2

Operating Expenses:
Research and development	22.3	21.2	23.3	21.9
Sales and marketing	46.5	49.1	47.3	48.1
General and administrative	10.2	8.0	10.6	8.7
Acquired in-process research & development	0.4	—	0.2	—

Total operating expenses	79.4	78.3	81.4	78.7

Operating income (loss)	1.1	3.2	(1.1)	2.5

Other Income:
Interest income	4.1	2.8	4.3	2.9
Interest expense	(3.1)	—	(3.3)	—
Other expense	(0.1)	(0.6)	(0.4)	(0.8)

Total other income, net	0.9	2.2	0.6	2.1

Income (loss) before income taxes	2.0	5.4	(0.5)	4.6
Provision for (benefit from) income taxes	0.8	0.7	(0.2)	0.5

Net income (loss)	1.2%	4.7%	(0.3%)	4.1%

Total Revenues

     Concord’s total revenues are generated from license revenue and service revenue.

	Three Months Ended			Six Months Ended
	June 30,		June 30,	June 30,		June 30,
(in thousands)	2004	Percent Change	2003	2004	Percent Change	2003
License Revenues	$12,592	(4.3%)	$13,154	$22,942	(12.0%)	$26,063
Service Revenues	14,113	13.3%	12,461	27,608	16.6%	23,669

Total Revenues	$26,705	4.3%	$25,615	$50,550	1.6%	$49,732

Percent of Total Revenues
License Revenues	47.2%		51.4%	45.4%		52.4%
Service Revenues	52.8%		48.6%	54.6%		47.6%

License Revenues

     Concord’s license revenues are derived from the licensing of software products.

	Three Months Ended			Six Months Ended
	June 30,		June 30,	June 30,		June 30,
(in thousands)	2004	Percent Change	2003	2004	Percent Change	2003
License Revenues	$12,592	(4.3%)	$13,154	$22,942	(12.0%)	$26,063
Percent of Total Revenues
License Revenues	47.2%		51.4%	45.4%		52.4%

Second Quarter 2004 Compared to Second Quarter 2003:

     The decrease in license revenues in both absolute dollars and percentage of revenues was driven by lower demand for our products, especially in Europe. This decrease was partially offset by $0.7 million of license revenues generated by netViz, which was acquired in July 2003.

First Six Months 2004 Compared to First Six Months 2003:

     The decrease in license revenues in both absolute dollars and percentage of revenues was due to lower international license sales and sales execution issues. In the first six months of 2003, we completed a certain number of transactions over $100K with European-based managed service providers; sales to this segment in Europe were lower in the first six months of 2004 than in the same period in 2003 as demand for our products was not as robust as during the former period. In the first six months of 2004, we had sales related execution issues, as some of our sales teams did not meet their sales targets; this affected our ability to close license revenue transactions. The Company has replaced its sales personnel in many of the non-performing areas. The decrease of license revenues in the first six months of 2004 was partially offset by $1.3 million of license revenues generated by netViz.

     The continuing decrease of license revenues as a percent of total revenues in the three and six months ended June 30, 2004 as compared to the three and six months ended June, 2003 was the result of a significant increase in service revenues combined with a decrease of the license revenues.

     License revenues are partially dependent on our ability to sell to new customer accounts. License revenues can also be dependent on the number of transactions over $100,000 that we are able to close during the period.

	Three Months Ended			Six Months Ended
	June 30,		June 30,	June 30,		June 30,
(in thousands)	2004	Percent Change	2003	2004	Percent Change	2003
New Customer Accounts	12	(68.4%)	38	34	(58.0%)	81
Transactions greater than $100K	32	(11.1%)	36	67	(6.9%)	72
Percent of Total Revenues
New Customer Accounts	18.1%		19%	15.1%		21%

Second Quarter 2004 Compared to Second Quarter 2003 and First Six Months 2004 Compared to First Six Months 2003:

     The decrease in the number of sales to new customer accounts in the three and six months ended June 30, 2004 as compared to the corresponding prior year periods was due, in part, to sales and marketing execution issues, as our sales teams have focused their efforts on our large install base. Certain internal initiatives, such as the hiring of our dedicated product line sales force as well as the continued review of our marketing programs and sales approach, should help improve our effectiveness in increasing the number of new customer accounts acquired during the remainder of the year.

     The number of transactions greater than $100,000 recorded in the three and six months ended June 30, 2004 is comparable to the number of transactions recorded in the three and six months ended June 30, 2003. We believe that the solution selling training offered to our new sales employees combined with on-going business oriented sales training, will improve our ability to increase the number of transactions greater than $100,000. However, there can be no assurance that we will be successful in meeting this estimate

     There were no material price increases for products during the first half of 2004 and inflation did not have a significant impact on our revenues or income during the first half of 2004.

Service Revenues

     Concord’s service revenues consist of fees for maintenance, training and professional services.

	Three Months Ended			Six Months Ended
	June 30,		June 30,	June 30,		June 30,
(in thousands)	2004	Percent Change	2003	2004	Percent Change	2003
Service Revenues	$14,113	13.3%	$12,461	$27,608	16.6%	$23,669
Percent of Total Revenues
Service Revenues	52.8%		48.6%	54.6%		47.6%

Second Quarter 2004 Compared to Second Quarter 2003 and First Six Months 2004 Compared to First Six Months 2003:

     The increase in service revenues in both absolute dollars and percentage of revenues in the three and six month ended June 30, 2004 as compared to the corresponding prior year periods was due to a significant increase in maintenance revenues, which are generated from new and renewed maintenance contracts, and the maintenance generated by netViz. Maintenance generated by netViz contributed approximately $0.5 million and $0.9 million, respectively, in service revenue in the three and six months ended June 30, 2004 and increased service revenues from new and renewed maintenance contracts primarily comprised the balance of the increase in service revenues for such periods.

     Maintenance revenues represent fees earned by granting our customers rights to technical support, software product upgrades and maintenance patches during the support period, which is usually one year. The majority of our license customers purchase maintenance upon the initial licensing of our software. In addition, the majority of these customers renew their maintenance agreements annually. An increase in the number of the Company’s customers and the resulting demand for these services further helped drive the increase in service revenues in the three and six months ended June 30, 2004 as compared to the three and six months ended June 30, 2003.

Direct and Indirect Revenues

     Concord markets its products in the United States primarily through a direct sales force. Internationally, Concord markets primarily through indirect channels, which include channel partners and other resellers.

	Three Months Ended			Six Months Ended
	June 30,		June 30,	June 30,		June 30,
(in thousands)	2004	Percent Change	2003	2004	Percent Change	2003
Direct	$17,652	(1.1%)	$17,851	$31,270	1.2%	$30,914
Indirect	9,053	16.6%	7,764	19,280	2.5%	18,818

Total Revenue	$26,705	4.3%	$25,615	$50,550	1.6%	$49,732

Percent of Total Revenues
Direct	66.1%		69.7%	61.9%		62.2%
Indirect	33.9%		30.3%	38.1%		37.8%

Second Quarter 2004 Compared to Second Quarter 2003:

     Direct sales are consistent with prior year. The increase in indirect sales in both absolute dollars and percentage of revenue was primarily driven by increased indirect sales in the United States.

First Six Months 2004 Compared to First Six Months 2003:

Direct and indirect sales are consistent with prior year.

International Revenues

     Concord has fourteen international subsidiaries and three international branch offices. Concord has customers in 63 countries.

	Three Months Ended			Six Months Ended
	June 30,		June 30,	June 30,		June 30,
(in thousands)	2004	Percent Change	2003	2004	Percent Change	2003
United Kingdom	$1,914	(11.1%)	$2,152	$3,563	(42.0%)	$6,147
Europe (excluding the U.K.)	3,768	(28.9%)	5,297	8,311	(16.2%)	9,914
Rest of the World	2,704	(27.3%)	3,721	6,015	(17.1%)	7,252

Total	$8,386	(24.9%)	$11,170	$17,889	(23.3%)	$23,313

Percent of Total Revenues
United Kingdom	7.2%		8.4%	7.0%		12.4%
Europe (excluding the U.K.)	14.1%		20.7%	16.4%		19.9%
Rest of the World	10.1%		14.5%	11.9%		14.6%

Second Quarter 2004 Compared to Second Quarter 2003:

     The decrease in international revenues in both absolute dollars and percentage of revenues was due to sales execution issues, as some of our international sales teams did not meet their sales targets. We believe that the solution selling training offered to our new sales employees combined with on-going business oriented sales training, will improve our ability to meet our international sales targets.

First Six Months 2004 Compared to First Six Months 2003:

     The decrease in international revenues in both absolute dollars and percentage of revenues was due to a decrease in demand by UK-based service providers. Sales execution by some of our international sales teams also explains this decrease.

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

Segment Revenues

     Concord’s reportable segments are determined by customer type: managed service providers/telecommunications carriers (“MSP/TC”) and enterprise.

	Three Months Ended			Six Months Ended
	June 30,		June 30,	June 30,		June 30,
(in thousands)	2004	Percent Change	2003	2004	Percent Change	2003
MSP/TC	$13,492	9.5%	$12,323	$22,005	(22.3%)	$28,308
Enterprise	13,213	(0.6%)	13,292	28,545	33.2%	21,424

Total Revenues	$26,705	4.3%	$25,615	$50,550	1.6%	$49,732

Percent of Total Revenues
MSP/TC	50.5%		48.1%	43.5%		56.9%
Enterprise	49.5%		51.9%	56.5%		43.1%

Second Quarter 2004 Compared to Second Quarter 2003:

     The increase in MSP/TC revenues in both absolute dollars and percentage of revenues was driven by several large telecommunication carrier orders. Most of our license revenues greater than $100,000 in the three months ended June 30, 2004 was with MSP/TC customers. The number of license revenue transactions greater than $100,000 can be concentrated in a specific segment in a given quarter due to unpredictable buying patterns. This variability can lead to the quarterly fluctuation in the relative percentage of revenues represented by Enterprise and MSP/TC customers.

First Six Months 2004 Compared to First Six Months 2003:

     The increase in Enterprise revenues was driven by repeat sales to existing customers; this concentration of transactions greater than $100,000 with Enterprise customers explains, in part, the decrease of MSP/TC revenue. In the first quarter of 2003, we completed a certain number of transactions over $100K with UK-based managed service providers; this explains the high percentage of MSP/TC in the six months ended June 30, 2003.

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

     Revenues generated by Concord products that included third party software were:

	Three Months Ended			Six Months Ended
	June 30,		June 30,	June 30,		June 30,
(in thousands)	2004	Percent Change	2003	2004	Percent Change	2003
Revenues	$2,612	8.3%	$2,411	$5,371	11.3%	$4,827
Percent of Total Revenues
Revenues	9.8%		9.4%	10.6%		9.7%

Second Quarter 2004 Compared to Second Quarter 2003 and First Six Months 2004 Compared to First Six Months of 2003:

     The increase of revenues from third party software in the three and six months ended June 30, 2004 as compared to the three and six months ended June 30, 2003 in both absolute dollars and percentage of revenues was mostly driven by increased demand for Oracle database software that is integrated into our product offering. Demand for the Oracle database product is also driven by the transition of our large install base from the Ingres database to the Oracle database. In 2002, we integrated the Oracle database software into our product offering; this enabled us to replace the Ingres database we used previously with the Oracle product and to offer one single database solution to our customers.

Cost of Revenues

     Cost of revenues includes cost of license revenues and cost of service revenues.

	Three Months Ended			Six Months Ended
	June 30,		June 30,	June 30,		June 30,
(in thousands)	2004	Percent Change	2003	2004	Percent Change	2003
Cost of License Revenues	$848	24.2%	$683	$1,670	31.3%	$1,272
Cost of Service Revenues	4,363	7.9%	4,045	8,312	2.8%	8,087

Total Cost of Revenues	$5,211	10.2%	$4,728	$9,982	6.7%	$9,359

Percent of Total Revenues
Cost of License Revenues	3.2%		2.7%	3.3%		2.5%
Cost of Service Revenues	16.3%		15.8%	16.4%		16.3%

Cost of License Revenues

     Cost of license revenues includes expenses associated with royalty fees, production, fulfillment of orders, product documentation and amortization expense associated with the completed technology intangible asset. Royalty costs are composed of third party software costs.

	Three Months Ended			Six Months Ended
	June 30,		June 30,	June 30,		June 30,
(in thousands)	2004	Percent Change	2003	2004	Percent Change	2003
Cost of License Revenue	$848	24.2%	$683	$1,670	31.3%	$1,272
Percent of Total Revenues
Cost of License Revenues	3.2%		2.7%	3.3%		2.5%

Second Quarter 2004 Compared to Second Quarter 2003

     The increase of cost of license revenues in both absolute dollars and percentage of revenues was driven by higher royalty costs, which are fees paid to third party software companies, and amortization expense relating to the acquisition of netViz which was completed in July 2003. The amortization expense relates to the completed technology intangible asset, which has an estimated useful life of 4 years. Royalty costs and amortization expense contributed approximately 18% and 72%, respectively, to the increase in the cost of license revenues.

First Six Months 2004 Compared to First Six Months 2003:

     The increase of cost of license revenues in both absolute dollars and percentage of revenues was driven by higher royalty costs and amortization expense relating to the acquisition of netViz. Royalty costs and amortization expense contributed approximately 36% and 64%, respectively, to the increase in the cost of license revenues.

Expenses Recognized in Connection With Third Party Software

     Royalty costs are comprised of third party software costs. The Company bundles third party software in some of its products when it determines that bundling such software is cost-effective or increases the effectiveness of Concord’s products. Costs associated with revenues generated by Concord products that included third party software were:

	Three Months Ended			Six Months Ended
	June 30,		June 30,	June 30,		June 30,
(in thousands)	2004	Percent Change	2003	2004	Percent Change	2003
Expenses	$420	7.7%	$390	$869	19.9%	$725
Percent of Total Revenues
Expenses	1.6%		1.5%	1.7%		1.5%

Second Quarter 2004 Compared to Second Quarter 2003 and First Six Months 2004 Compared to First Six Months 2003:

     The increase of costs in the three and six months ended June 30, 2004 as compared to the three and six months ended June 30, 2003 associated with third party software in both absolute dollars and percentage of revenues was mostly driven by the cost of distribution of the Oracle database and the related maintenance costs. Third party maintenance charges are usually based on the number of sold units. As the Company’s installed base has grown, the number of its products under maintenance, which includes third party software, has also increased.

Cost of Service Revenues

     Cost of service revenues includes the personnel costs associated with providing customer support in connection with maintenance, training and professional service contracts.

	Three Months Ended			Six Months Ended
	June 30,		June 30,	June 30,		June 30,
(in thousands)	2004	Percent Change	2003	2004	Percent Change	2003
Cost of Service Revenues	$4,363	7.9%	$4,045	$8,312	2.8%	$8,087
Percent of Total Revenues
Cost of Service Revenues	16.3%		15.8%	16.4%		16.3%

Second Quarter 2004 Compared to Second Quarter 2003 and First Six Months 2004 Compared to First Six Months 2003:

     The increase of cost of service revenues in the three and six months ended June 30, 2004 as compared to the three and six months ended June 30, 2003 in both absolute dollars and percentage of revenues was driven by supporting a growing base of service customers which resulted in an increase in personnel and related costs in servicing those customers.

Gross Profit

     Total gross profit includes gross profit from license revenues and gross profit from service revenues.

	Three Months Ended			Six Months Ended
	June 30,		June 30,	June 30,		June 30,
(in thousands)	2004	Percent Change	2003	2004	Percent Change	2003
Gross Profit	$21,494	2.9%	$20,887	$40,568	0.5%	$40,373
Percent of Total Revenues
Gross Profit	80.5%		81.5%	80.3%		81.2%

Second Quarter 2004 Compared to Second Quarter 2003 and First Six Months 2004 Compared to First Six Months 2003:

     The increase of gross profit in the three and six months ended June 30, 2004 as compared to the three and six months ended June 30, 2003 in absolute dollars is driven by growth in total revenues in each respective period. The decrease of gross profit, as a percentage of total revenues, in the three and six months ended June 30, 2004 as compared to the three and six months ended June 30, 2003 is driven by the amortization expense associated with the completed technology intangible asset. We expect to increase our gross profit in absolute dollars; however, this will depend upon our revenue growth, among other factors. Accordingly, there can be no assurance that we will be successful in increasing our gross profit on an absolute basis of total revenues.

Research and Development Expenses

     Research and development expenses consist primarily of personnel costs associated with software development.

	Three Months Ended			Six Months Ended
	June 30,		June 30,	June 30,		June 30,
(in thousands)	2004	Percent Change	2003	2004	Percent Change	2003
Research and Development	$5,963	9.7%	$5,437	$11,752	8.0%	$10,884
Percent of Total Revenues
Research and Development	22.3%		21.2%	23.3%		21.9%

Second Quarter 2004 Compared to Second Quarter 2003:

     The increase in research and development expenses in both absolute dollars and percentage of revenues was driven by higher salary expenses and the acquisition of netViz. This acquisition resulted in higher headcount, additional rent and amortization expense of intangible assets; each factor contributed approximately 31%, 12% and 3%, respectively, to the variance. Excluding the netViz acquisition, research and development expenses increased due to higher salaries following the annual merit increases; this contributed to 31% of the variance.

First Six Months 2004 Compared to First Six Months 2003:

     The increase in research and development expenses in both absolute dollars and percentage of revenues was related to the increased salary expenses and the acquisition of netViz. The netViz acquisition resulted in higher headcount, additional rent and amortization expense of intangible assets. Each factor contributed approximately 35%, 15% and 6%, respectively, to the variance. Research and development costs, excluding netViz, increased mainly due to higher salaries following annual merit increases; this contributed to 44% of the variance.

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

	Three Months Ended			Six Months Ended
	June 30,		June 30,	June 30,		June 30,
(in thousands)	2004	Percent Change	2003	2004	Percent Change	2003
Sales and Marketing	$12,393	(1.5%)	$12,579	$23,909	(0.1%)	$23,944
Percent of Total Revenues
Sales and Marketing	46.5%		49.1%	47.3%		48.1%

Second Quarter 2004 Compared to Second Quarter 2003:

     The increase of sales expenses was more than offset by lower marketing expenses. The changes of sales expenses is driven by recruiting fees, linked to the hiring of dedicated product line sales representatives, severance costs related to terminations of sales employees and higher travel expenses. Each of these factors contributed 15%, 32% and 42% to the $0.4 million increase of sales expenses. The decrease of marketing expenses was mainly driven by lower headcount and lower spending on marketing programs. Each of these factors contributed 38% and 21% to the $0.6 million decrease of marketing expenses.

First Six Months 2004 Compared to First Six Months 2003:

     The increase of sales expenses was offset by lower marketing expenses. The changes of sales expenses is driven by recruiting fees, linked to the hiring of dedicated product line sales representatives, severance costs related to terminations of sales employees, increased headcount and higher travel expenses. Each of these factors contributed 20%, 22%, 23% and 20% to the $1.2 million increase of sales expenses. The decrease of marketing expenses was mainly driven by lower headcount and related bonuses and lower travel expenses. Each of these factors contributed 51% and 11% to the $1.3 million decrease of marketing expenses.

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

	Three Months Ended			Six Months Ended
	June 30,		June 30,	June 30,		June 30,
(in thousands)	2004	Percent Change	2003	2004	Percent Change	2003
General and Administrative	$2,735	32.8%	$2,060	$5,378	24.9%	$4,305
Percent of Total Revenues
General and Administrative	10.2%		8.0%	10.6%		8.7%

Second Quarter 2004 Compared to Second Quarter 2003:

     The increase in general and administrative in both absolute dollars and percentage of revenues was primarily attributed to increased headcount in the Finance department, higher legal expenses related to patent filings and the opening and maintenance of international subsidiaries, higher audit and consulting fees associated with compliance with rules and regulations with the Sarbanes-Oxley Act and a net increase of bad debt expense resulting from a deterioration in our aging. Each factor contributed approximately 18%, 15%, 14% and 45%, respectively, to the variance.

First Six Months 2004 Compared to First Six Months 2003:

     The increase in general and administrative in both absolute dollars and percentage of revenues was primarily attributed to increased headcount in the Finance department, higher legal and audit expenses and increased bad debt partially offset by lower bonus expense. Each factor contributed approximately 25%, 22%, 14%, 42% and (25%) respectively, to the variance.

Acquired In-Process Research & Development Expenses

     Acquired in-process research & development expenses relate to our licensing of components of Tavve’s technology. Concord has licensed Tavve’s root cause analysis and discovery of layer 2 and 3 network topology to build upon our current position in optimizing application availability and performance across networks and systems.

	Three Months Ended			Six Months Ended
	June 30,		June 30,	June 30,		June 30,
(in thousands)	2004	Percent Change	2003	2004	Percent Change	2003
Acquired in-process research & development expenses	$100	100.0%	$—	$100	100.0%	$—
Percent of Total Revenues
Acquired in-process research & development expenses	0.4%		—	0.2%		—

There were no acquired in-process research & development expenses incurred in the three and six months ended June 30, 2003.

Other Income, Net

     Other income, net consists primarily of interest income, interest expense, foreign currency exchange gains (losses) and miscellaneous foreign taxes.

	Three Months Ended			Six Months Ended
	June 30,		June 30,	June 30,		June 30,
(in thousands)	2004	Percent Change	2003	2004	Percent Change	2003
Interest Income	$1,073	51.3%	$709	$2,162	51.6%	$1,426
Interest Expense	(819)	(100.0%)	—	(1,642)	(100.0%)	—
Other Expense	(20)	(86.3%)	(146)	(189)	(48.9%)	(370)

Total Other Income, net	$234	(58.4%)	$563	$331	(68.7%)	$1,056

Percent of Total Revenues
Total Other Income, net	0.9%		2.2%	0.6%		2.1%

Second Quarter 2004 Compared to Second Quarter 2003 and First Six Months 2004 Compared to First Six Months 2003:

     The $0.4 million and $0.7 million increase in interest income in the three and six months, respectively, ended June 30, 2004 as compared to the three and six months ended June 30, 2003 is attributable to the higher balance of marketable securities as a result of the approximately $83 million in proceeds from the issuance of the Company’s 3.0% Senior Convertible Notes due 2023 (the “Notes”) in December 2003.

     Interest expense includes interest paid on the Notes and amortization of the issuance costs which primarily consist of investment banker fees, legal and other professional fees. Interest expense was $0.6 million and $1.2 million, respectively, while amortization expense was $0.2 million and $0.4 million, respectively, for the three and six months ended June 30, 2004. Issuance costs are being amortized over a five-year period to the first date holders of the Notes may require the Company to repurchase the outstanding Notes.

     The decrease in other expenses in the three and six months ended June 30, 2004 as compared to the three and six months ended June 30, 2003 is due to smaller foreign currency transaction and translation losses attributable to the US dollar remaining flat or slightly weaker against certain foreign currencies offset by the US dollar strengthening against the Euro.

Provision for (Benefit from) Income Taxes

The provision for income taxes relates to federal, state and foreign taxes.

	Three Months Ended			Six Months Ended
	June 30,		June 30,	June 30,		June 30,
(in thousands)	2004	Percent Change	2003	2004	Percent Change	2003
Provision for (Benefit from) Income Taxes	$204	15.3%	$177	$(91)	(134.7%)	$262
Percent of Total Revenues
Provision for (Benefit from) Income Taxes	0.8%		0.7%	(0.2%)		0.5%

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003:

     Our effective tax rate was 38% on a pre-tax profit of $0.5 million in the three months ended June 30, 2004 compared to 13% on a pre-tax profit of $1.4 million in the three months ended June 30, 2003. The difference between the statutory federal income tax rate provision of 35% and the effective tax rate provision of 38% in the three months ended June 30, 2004 and 13% tax rate provision in the three months ended June 30, 2003 is due primarily to prior year taxes relating to foreign taxes only whereas current year includes all jurisdictions due to the release of our valuation allowance in the fourth quarter of 2003.

First Six Months 2004 Compared to First Six Months 2003:

     Our effective tax rate benefit was 38% on a pre-tax loss of $0.2 million in the six months ended June 30, 2004 compared to 11% on a pre-tax profit of $2.3 million in the six months ended June 30, 2003. The difference between the statutory federal income tax rate benefit of 35% and the effective tax rate benefit of 38% in the six months ended June 30, 2004 and 11% tax rate provision in the six months ended June 30, 2003 is due primarily to prior year taxes relating to foreign taxes only whereas current year includes all jurisdictions due to the release of our valuation allowance in the fourth quarter of 2003.

Liquidity and Capital Resources

	June 30,	Percent	December 31,
(in thousands)	2004	Change	2003
Working Capital	$150,123	0.5%	$149,433
Cash, cash equivalents and marketable securities (net of restricted cash)	$158,439	(2.1%)	$161,891

	Six Months Ended
	June 30,	Percent	June 30,
(in thousands)	2004	Change	2003
Net cash (used for) provided by operating activities	$(1,342)	(116.8%)	$7,972
Net cash used in investing activities	$(37,236)	(445.2%)	$(6,830)
Net cash provided by financing activities	$1,626	28.0%	$1,270

     Working Capital

     Working capital did not change significantly since December 31, 2003 due to the change of unrealized loss in marketable securities following the increase of interest rates; this decrease was offset by the decrease of accrued expenses, following the bi-annual interest payment 2004 relating to the Company’s $86.25 million in convertible senior notes.

     Cash, cash equivalents and marketable securities (net of restricted cash)

     Cash and cash equivalents consist of highly liquid investments in time deposits held at major banks, commercial paper, United States government agency discount notes, money market mutual funds and other money market securities with original maturities of 90 days or less. Marketable securities include similar highly liquid investments. The decrease in cash, cash equivalents and marketable securities in the six months ended June 30, 2004 was primarily due to the $2.0 million change of unrealized loss in marketable securities following the increase of interest rates and $1.4 million interest payment made in June 2004 relating to the Company’s $86.25 million in convertible senior notes.

     Cash provided by operating activities

     Accounts receivable as of June 30, 2004 is consistent with the December 31, 2003 balance of $22.2 million. Average daily sales outstanding (“DSO”) for the quarter increased to 75 days at June 30, 2004 compared to 72 days at December 31, 2003. DSO is calculated by dividing the period end accounts receivable by the quarterly revenue. DSO measures both the age, in terms of days, of our accounts receivable and the average time it takes to turn the receivable into cash. There are a number of factors affecting DSO, including our payment terms, collection ability and the timing of sales made during a quarter. Deferred revenue as of June 30, 2004 as compared to December 31, 2003 increased by $1.4 million, mainly due to an increase in new and renewed maintenance contracts to our larger customer base.

     Cash used for investing activities

     Investing activities have consisted of the investments in marketable securities, acquisition of property and equipment, most notably computer and networking equipment to support the corporate infrastructure, and business acquisitions. The Company manages its market risk on its investment securities by selecting investment grade securities with the highest credit ratings and relatively short duration that trade in highly liquid markets. The negative cash flow from investing activities in the first six months of fiscal 2004 primarily relates to an increase in the purchase of marketable securities from the proceeds of the convertible senior notes.

     Cash provided by financing activities

     Net cash provided by financing activities consisted of the issuance of common stock from the exercise of stock options.

Contractual Obligations

     The following is a summary of our contractual obligations as of June 30, 2004:

	Year Ending December 31,
(in thousands)	2004	2005	2006	2007	2008	Thereafter	Total
Facility and certain equipment leases	$2,101	$3,703	$2,167	$776	$149	$2	$8,898
Minimum royalties payments	100	—	—	—	—	—	100
Convertible notes	—	—	—	—	86,250	—	86,250
Interest payments on the Convertible Notes	1,294	2,588	2,588	2,588	2,588	—	11,646

Total commitments	$3,495	$6,291	$4,755	$3,364	$88,987	$2	$106,894

     The Company leases its facilities and certain equipment under operating lease agreements extending through July 2009.

     The Company has entered into several software license agreements that provide the Company with exclusive worldwide licenses to distribute or utilize certain patented computer software. The Company bundles third-party software in some of its products when it determines that bundling such software is cost-effective or increases the effectiveness of Concord’s products. The minimum royalties payment is $0.1 million.

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

     As of June 30, 2004, the Company’s stock had not exceeded 120% of the conversion price on any trading day since December 8, 2003 and no other events had occurred which would make the convertible senior notes convertible. Holders may convert the notes into shares of our common stock at an initial conversion rate of 37.2148 shares of common stock per $1,000 principal amount of notes (representing a conversion price of approximately $26.87 per share which converts into 3,209,776 shares of common stock), subject to adjustment. We may redeem some or all of the convertible senior notes on or after December 15, 2008.

     As of June 30, 2004, the Company had available for U.S. federal income tax purposes net operating loss carryforwards of approximately $17.7 million, which expire at various dates through 2021. In addition, as of June 30, 2004, the Company had U.S. federal research and development tax credit carryforwards of approximately $3.0 million, which expire at various dates through 2023. Under current tax law, the utilization of net operating loss and research and development tax credit carryforwards may be subject to annual limitations in the event of certain changes in ownership.

     As required by SFAS No. 109, management of the Company has evaluated the positive and negative evidence bearing upon the realizability of the Company’s deferred tax assets. The Company has reserved for a portion of its deferred tax assets by recording a valuation allowance. The resulting net deferred tax asset of $10.45 million as of June 30, 2004 is based on the Company’s estimate of future taxable income it expects to generate. The reversal of the deferred tax assets valuation allowance is based upon management’s expectation that the Company will generate sufficient taxable income in future periods to allow it to realize its deferred tax assets resulting from the tax benefits associated with its net operating loss carryforwards and its research and development tax credit carryforwards, as well as certain other tax benefits related to book and tax income timing. In the event that actual results differ from these estimates or the Company adjusts these estimates in future periods, the Company may need to establish an additional valuation allowance. Establishing new or additional valuation allowances could materially adversely impact the Company’s financial position and results of operations.

     As of June 30, 2004, the Company has recorded a deferred tax asset of approximately $4.5 million reflecting the benefit of deductions from the exercise of stock options. The Company realized approximately $2.7 million of this benefit as a credit to additional paid in capital during 2003. The remaining valuation allowance of $1.8 million relates to stock option deductions and will be credited to additional paid-in capital when released. If we continue to be sufficiently profitable in 2004, the reserve will be released in 2004.

     As of June 30, 2004, we did not have any purchase commitments other than obligations incurred in the normal course of business. These amounts are accrued when services or goods are received. Since our operating results may fluctuate significantly, a decrease in customer demand or a decrease in the acceptance of our future products and services may impact our ability to generate positive cash flow from operations.

     In the future, we expect cash will continue to be generated from our operations. We do not expect the level of cash used in investing activities to acquire property and equipment in 2004 to change significantly from fiscal 2003. We currently plan to reinvest our cash generated from operations in new short- and long-term investments in high quality financial, government, and corporate securities or other investments, consistent with past investment practices, and therefore net cash used in investing activities may increase. Cash could be used in the future for acquisitions or strategic investments. There are no transactions, arrangements, or other relationships with non-consolidated entities or other persons that are reasonably likely to materially affect liquidity or the availability of our requirements for capital resources.

     As of June 30, 2004, our principal sources of liquidity included cash, cash equivalents and marketable securities and we believe that our current cash, cash equivalents, marketable securities and cash provided by future operations will be sufficient to meet our working capital, anticipated capital expenditures, contractual obligations and investment needs for at least the next 12 months. Although operating activities may provide cash in certain periods, to the extent the Company experiences growth in the future, our operating and investing activities may require additional cash. Consequently, any such future growth may require the Company to obtain additional equity or debt financing.

Recent Accounting Pronouncements

     The Emerging Issues Task Force (EITF) has recently added to its agenda Issue 04-8, Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effect on Diluted Earnings per Share. The Company’s convertible senior notes fall under the proposed scope of this EITF Issue. The issue under consideration concerns whether the dilutive effect of contingently convertible debt with a market price trigger should be included in diluted earnings per share. The EITF discussion to date has not been sufficiently definitive to allow the Company to assess its possible impact. The Company continues to monitor developments with regards to this agenda item.

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

     This Quarterly Report includes or incorporates by reference “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). For example, statements regarding our financial position, business strategy and other plans and objectives for future operations, and assumptions and predictions about future product demand, supply, manufacturing, costs, marketing and pricing factors are all forward-looking statements. We make such forward-looking statements under the provisions of the “safe harbor” section of the Private Securities Litigation Reform Act of 1995. When we use words such as “intend,” “anticipate,” “believe,” “estimate,” “plan,” “will” or “expect,” and other terms of like import, we are making forward-looking statements. We believe that the assumptions and expectations reflected in such forward-looking statements are reasonable, based on information available to us on the date hereof, but we cannot assure you that these assumptions and expectations will prove to have been correct or that we will take any action that we may presently be planning. We have disclosed certain important factors that could cause our actual future results to differ materially from our current expectations, including:

•	variations in our quarterly operating results;

•	integration of acquired products and technologies;

•	announcements of technological innovations or new products by us or our competitors;

•	introduction of new products or new pricing policies by us or our competitors;

•	announcements by us or our competitors of significant customer orders;

•	acquisitions or strategic alliances by us or others in our industry;

•	changes in global economic and political conditions;

•	decreases in the purchases of services by our customers;

•	relationships with strategic partners and other evolving distribution channels;

•	the hiring or departure of key personnel;

•	decreases in sales of products and services outside the United States

•	our failure to continue to expand into international markets;

•	failure to obtain or protect our intellectual property rights;

•	changes in the software industry cycle;

•	changes in the market for our products and services;

•	changes in market valuations of companies within the software industry;

•	changes in estimates of our performance or recommendations by financial analysts; and

•	the other risks and uncertainties described under “Factors That Could Affect Future Results.”

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

     In July 2003, we completed the acquisition of netViz, a developer of software that enables customers to visualize business processes and allows them to map relationships within the supporting technology infrastructure through data-driven icons. The acquisition of netViz provides us the opportunity to integrate the netViz® products and our existing products and to continue to market and sell the netViz® products as a distinct product set. Additionally, we must integrate the netViz personnel, manage operations and personnel in multiple locations, and retain and add new netViz customers. Our efforts to integrate netViz may not be successful, which could adversely impact our business. Future acquisition targets will likely present integration challenges similar to the challenges encountered in connection with the acquisition of netViz. The netViz acquisition and future acquisitions, if any, may adversely impact our business through:

•	failure to successfully integrate the acquired products;

•	failure to successfully integrate personnel and management structures;

•	failure to retain key customers;

•	failure to retain key employees;

•	failure to effectively control costs associated with the integration (including research and development costs);

•	failure to maintain and grow the business of the acquired company when continuing that company’s operations

•	failure to meet expected timelines for product development and commercialization; and

•	exposure to liabilities of the acquired company that were not known or accurately evaluated by us prior to consummating the acquisition.

     Even if our acquisitions are fully and successfully integrated, we may not fully realize all of the expected benefits of such acquisitions, including the expected financial results or the expected benefits to our product line.

Failure to successfully incorporate new technologies may adversely impact our business.

     During the third fiscal quarter of 2003, we completed the acquisition of netViz and entered into a license agreement with Tavve to acquire Tavve’s technology relating to root cause analysis and discovery of layers 2 and 3 of the network topology. We are integrating the netViz technology, the eHealth® Suite technology, and the Tavve technology to enable customers to employ data-driven icons to visualize and take action on the critical relationships between business processes, application services, and network and system infrastructures.

     We currently offer an enhanced VoIP solution, which is designed to enable customers to manage the voice traffic carried on their IP networks, and extended support for mobile wireless offerings.

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

Our operating results may fluctuate.

     We are likely to experience significant fluctuations in our operating results caused by many factors, including, but not limited to:

•	changes in the demand for our products by customers or groups of customers;

•	the acceptance by customers of our products, including our business service management products;

•	the timing, composition, and size of orders from our customers, including the tendency for significant bookings to occur in the final two weeks of each fiscal quarter (including the fiscal year end);

•	difficulties penetrating new markets for our products;

•	costs associated with the integration of acquired companies and/or new technologies;

•	our customers’ spending patterns and budgetary resources for our products;

•	geopolitical conditions in the world;

•	the success of our new customer generation activities;

•	introductions or enhancements of products, or delays in the introductions or enhancements of products, by us or our competitors;

•	changes in our pricing policies or those of our competitors;

•	changes in the distribution channels through which our products are sold;

•	our success in anticipating and effectively adapting to developing markets and rapidly changing technologies;

•	our success in attracting, retaining, and motivating qualified personnel, including maintaining an adequately staffed sales team;

•	the publication of opinions about us and our products, or our competitors and their products, by industry analysts or others;

•	changes in general economic conditions; and

•	changes in accounting rules.

     Though our service revenues continue to increase as a percentage of total revenues, we do not have a significant ongoing revenue stream that may mitigate quarterly fluctuations in operating results.

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

Our success is dependent upon sales to telecommunication carriers and service providers.

     We derive and likely will continue to derive a significant portion of our revenues from the sales of our products to telecommunication carriers and service providers. In general, we have been negatively affected by the general weakness in capital spending within the aforementioned markets, particularly in the telecommunications market worldwide and the service provider market in Europe, making future results difficult to predict. The volume of sales of our products and services to telecommunication carriers and service providers may increase at a slower rate than we expect or our sales to these customers may decrease.

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

     We currently derive significant revenues from the sale of eHealth® Suite products and services, and we expect that revenues from these products and services will continue to account for a significant portion of our revenues in the foreseeable future. Broad market acceptance of these products and services is critical to our future success. We cannot ensure that market acceptance of our eHealth® Suite products and services will increase or even remain at current levels. Factors that may affect the market acceptance of our products and services include:

•	the availability and price of competing integrated solutions, products and technologies;

•	our ability to continue to provide product functionality and related services to meet the needs of our market;

•	our ability to continue research and development at levels necessary for the growth of our business;

•	our ability to provide services that meet the needs of the market;

•	the demand for integrated, as opposed to stand-alone, solutions; and

•	the success of our sales and marketing efforts and those of our distribution partners.

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

     We derive and likely will continue to derive a significant portion of our revenues from the sales of our services, specifically including the sale of technical support services, to our customers. A decrease in the number of customers purchasing services may adversely impact our company. The company continually assesses our services offerings to enable us to provide services that are desired by our customers. In general, most of our customers purchase services when buying our products, but we cannot ensure that our future services offerings will meet the demands of the market and a corresponding decrease in services revenue may occur.

Increased royalty costs could adversely impact our business.

     We license from third parties, generally on a non-exclusive basis, certain technologies used in our products, including the Oracle® database. The incorporation of third party technology is an important component of our product development and an increase in royalty costs associated with our distribution of third party technologies could adversely impact our business. Additionally, the termination of any such licenses, or the failure of the third-party licensors to adequately maintain or update their products, could require us to implement technology offered by alternative sources, and any required replacement licenses and associated royalties could prove costly and adversely impact our business.

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

     The development of this market and our growth will depend significantly upon the desire and success of telecommunication carriers, managed services providers, and enterprise customers to integrate availability and performance management functionality into their applications, systems, and networks. Moreover, this market is very competitive and we are in direct competition with larger companies that have substantially greater resources to fund the development of competitive products and the creation and maintenance of direct and indirect sales channels that may impact our ability to successfully grow in this market.

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

•	application performance and availability management software vendors;

•	business service management solution vendors

•	fault management software vendors;

•	IT visualization software vendors;

•	report toolset niche vendors;

•	enterprise management software, framework and platform providers;

•	software vendors providing service assurance for the wireless market;

•	large, well-established management framework companies that have developed network or application management platforms;

•	developers of network element management solutions;

•	probe vendors;

•	telecommunications vendors;

•	system agent vendors; and

•	vendors that provide, as a service, some of the functionality of our products.

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

     We market and sell netViz® products and services. Our revenue is derived primarily from the sale of eHealth® Suite products and services, but revenue derived from the sale of netViz® products and services constitutes an important component of our quarterly and annual results. Market acceptance of the netViz® products and services is critical to our future success. We cannot ensure that market acceptance of netViz® products and services will increase or even remain at current levels. Factors that may affect the market acceptance of netViz® products and services include:

•	the availability and price of competitive products and services;

•	the ability of others to develop products and services that meet the needs of the market;

•	our ability to continue to provide product functionality and related services to meet the needs of our market;

•	our ability to continue research and development at levels necessary for the growth of our business;

•	our ability to partner with third parties as needed to deliver a product that meets the needs of our customers

•	the demand for data-driven visualization software; and

•	the success of our sales efforts and those of our channel partners.

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

We may need future capital funding.

     We plan to continue to expend substantial funds on the continued development, marketing, and sale of our products. While we have approximately $158.4 million in short term investments (cash, cash equivalents and marketable securities) as of June 30, 2004, we cannot ensure that our existing capital resources and any funds that may be generated from future operations together will be sufficient to finance our future operations or that other sources of funding will be available on terms acceptable to us, if at all. In addition, future sales of substantial amounts of our securities in the public market could adversely affect prevailing market prices and could impair our future ability to raise capital through the sale of our securities.

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

     Our products map, measure, and manage computer applications, systems, and networks. Presently, manufacturers of both hardware and software have not implemented these functions into their products in any significant manner. These products typically include, but are not limited to, operating systems, workstations, network devices, and software. If manufacturers begin to incorporate these functions into their products, specifically including application vendors, it may decrease the value of our products and have a substantial impact on our business.

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

     We currently outsource, on a limited basis, development and testing of certain software products to locations in Europe and Asia. Our efforts to outsource development and testing of software may be adversely affected by various factors, including: geopolitical instability, increased costs associated with outsourcing, relationships with independent contractors performing such product development and testing, and the enforceability of legal arrangements by which we protect our intellectual property rights in connection with these activities. The occurrence of any event that would adversely affect our outsourcing of development and testing of software may have a substantial impact on our business.

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

We rely on strategic partners and other evolving distribution channels.

     Our distribution strategy is to develop multiple distribution channels, including sales through:

•	strategic marketing partners;

•	value added resellers;

•	service providers;

•	system integrators;

•	telecommunication carriers;

•	original equipment manufacturers; and

•	independent software vendors.

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

     We have experienced employee turnover in our sales force; our products and services have become increasingly complex, and our distribution channels are being developed and expanded. The rapid evolution of our markets and the increasing complexity of our products and services have placed, and is likely to continue to place, significant strains on our administrative, operational, and financial resources and increase demands on our internal systems, procedures, and controls that may impact our ability to grow our business.

Our success depends on our retention of key personnel.

     Our performance depends substantially on the performance of our key technical, senior management, finance, sales and marketing personnel. We may lose the services of any of such persons. Despite current weak economic conditions, we experience intense competition for such personnel and are constantly exploring new avenues for attracting and retaining key personnel. However, we cannot ensure that we will successfully attract, assimilate, or retain highly qualified technical, managerial or sales and marketing personnel in the future.

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

     Our successful expansion into certain countries will require additional modification of our products and services, particularly national language support. Presently, the majority of our current export sales are denominated in United States dollars. To the extent that international sales continue to be denominated in United States dollars, an increase in the value of the United States dollar relative to other currencies could make our products and services more expensive and, therefore, potentially less competitive in international markets. In certain European Union countries, however, we have introduced pricing in Euros. In our Asia-Pacific region, we have introduced pricing in Australian dollars. While we do maintain a foreign currency-hedging program on accounts receivable, to the extent that future international sales are denominated in foreign currency, our operating results will be subject to risks associated with foreign currency fluctuation.

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

Involvement in litigation may adversely impact our business.

     In addition to the risks associated with intellectual property infringement litigation, our operations include new product offerings and expanding distribution channels that may increase the risk of litigation. Any litigation can be time-consuming and expensive regardless of merit. In addition to the expense incurred in litigation, corporate resources, including key employees, may be needed to prepare for litigation and could require a temporary diversion from daily responsibilities that could impact product development, sales activities, and management of the company. Therefore, any litigation could adversely affect our business and financial condition and decrease future revenues.

We license intellectual property from third parties.

     We license from third parties, generally on a non-exclusive basis, certain technologies used in our products, including the root cause analysis and discovery of layer 2 and 3 network topology technology from Tavve that is expected to be integrated with Concord technology to expand the functionality of our products. In addition, we license intellectual property from Altima Technologies for use in our netViz products. The incorporation of third party technology is an important component of our product development and the termination of any such licenses, or the failure of the third-party licensors to adequately maintain or update their products, could result in delay in our shipment of certain of our products while we seek to implement technology offered by alternative sources, and any required replacement licenses could prove costly. While it may be necessary or desirable in the future to obtain other licenses relating to one or more of our products or relating to current or future technologies, we cannot ensure that we will be successful in doing so on commercially reasonable terms or at all.

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

     Arthur Andersen LLP served as our independent auditors until June 10, 2002. On June 10, 2002, we dismissed Arthur Andersen LLP and on June 11, 2002, we retained PricewaterhouseCoopers LLP as our independent auditors. On June 15, 2002, Arthur Andersen LLP was found guilty on federal obstruction of justice charges arising from the government’s investigation of Enron Corporation. Following this conviction, on August 31, 2002, Arthur Andersen LLP ceased operations and can no longer reissue its audit reports or provide its consent to include the financial statements to be included in this quarterly report. Accordingly, Arthur Andersen LLP has not performed any procedures in connection with the preparation and filing of this report. Events arising out of the indictment and conviction will likely preclude Arthur Andersen LLP from satisfying any claims arising from the provision of auditing services to us, including claims that may arise out of Arthur Andersen LLP’s audit of financial statements incorporated by reference in this quarterly report.

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

     We do not enter into or hold derivatives for trading or speculative purposes, and we only enter into contracts with highly rated financial institutions. At June 30, 2004, the Company had one forward contract outstanding, which is presented in the table below. The Company has determined that this forward contract qualifies for hedge accounting. The notional exchange rate is quoted using market conventions where the currency is expressed in currency units per U.S. dollar:

		Maturity	Notional	Notional	Fair Market Value
Currency	Position	Date	Amount	Exchange Rate	as of June 30, 2004
Australian Dollars	Sell	7/12/04	AUD$302,000	0.6894	US$	208,000

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

FORM 10-Q, June 30, 2004

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the three months ended June 30, 2004.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

The exhibits listed in the accompanying Exhibit Index are filed, furnished or incorporated by reference as part of this Report.

(b) Reports on Form 8-K

Current Report on Form 8-K furnished to the Commission on April 5, 2004; information furnished under Item 12, Results of Operations and Financial Condition.

Current Report on Form 8-K furnished to the Commission on April 13, 2004; information furnished under Item 5, Other Events and Required FD Disclosure.

Current Report on Form 8-K furnished to the Commission on April 14, 2004; information furnished under Item 12, Results of Operations and Financial Condition.

Current Report on Form 8-K furnished to the Commission on May 4, 2004; information furnished under Item 5, Other Events and Required FD Disclosure.

Current Report on Form 8-K furnished to the Commission on July 15, 2004; information furnished under Item 12, Results of Operations and Financial Condition and Item 7, Financial Statements, Pro Forma Financial Information and Exhibits.

CONCORD COMMUNICATIONS, INC.

FORM 10-Q, June 30, 2004

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Concord Communications, Inc.

/s/ Melissa H. Cruz

August 6, 2004	Name:	Melissa H. Cruz
	Title:	Executive Vice President, Business Services
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal
Accounting Officer)

EXHIBIT INDEX

     The following designated exhibits are either filed herewith or, where information is provided under the SEC Document Reference heading corresponding to such exhibit, incorporated by reference to such filing

Exhibit No.	Description	SEC Document Reference
3.01	Restated Articles of Organization of the Company	Exhibit No. 3.01 on Form 10-K, for the period ended December 31, 1997

3.02	Restated By-laws of the Company	Exhibit No. 3.02 on Form 10-K, for the period ended December 31, 1998

4.01	Indenture by and between the Company and Wilmington Trust Company, as Trustee dated as of December 8, 2003.	Exhibit No. 4.3 to Registration Statement on Form S-3 (No. 333-112091)

4.02	Registration Rights Agreement by and between the Company and Bear, Stearns & Co. Inc. dated as of December 8, 2003.	Exhibit No. 4.4 to Registration Statement on Form S-3 (No. 333-112091)

10.03	Equipment Line of Credit Letter Agreement between the Company and Fleet Bank dated as of June 9, 1997	Exhibit No. 10.03 to Registration Statement on Form S-1 (No. 333-33227)

†10.04	1995 Stock Plan of the Company	Exhibit No. 10.04 to Registration Statement on Form S-1 (No. 333-33227)

†10.05	1997 Stock Plan of the Company	Exhibit No. 10.01 on Form 10-Q, for the period ended June 30, 1998

†10.06	1997 Stock Plan of the Company, as amended on March 12, 1998, March 1, 1999, May 15, 1999 and March 8, 2000	Exhibit No. 10.06 on Form 10-K, for the period ended December 31, 2000

†10.07	1997 Employee Stock Purchase Plan of the Company	Exhibit No. 10.06 to Registration Statement on Form S-1 (No. 333-33227)

†10.08	1997 Non-Employee Director Stock Option Plan as amended on March 8, 2000 and April 25, 2001

†10.09	The Profit Sharing/401(K) Plan of the Company	Exhibit No. 10.08 to Registration Statement on Form S-1 (No. 333-33227)

10.10	Lease Agreement between the Company and John Hancock Mutual Life Insurance Company dated March 17, 1994, as amended on March 25, 1997	Exhibit No. 10.09 to Registration Statement on Form S-1 (No. 333-33227)

10.11	First Amendment to Lease Agreement between the Company and John Hancock Mutual Life Insurance Company dated March 25, 1997	Exhibit No. 10.10 to Registration Statement on Form S-1 (No. 333-33227)

10.12	Form of Indemnification Agreement for directors and officers of the Company	Exhibit No. 10.11 to Registration Statement on Form S-1 (No. 333-33227)

10.13	Restated Common Stock Registration Rights Agreement between the Company and certain investors dated August 7, 1986	Exhibit No. 10.12 to Registration Statement on Form S-1 (No. 333-33227)

Exhibit No.	Description	SEC Document Reference
10.14	Amended and Restated Registration Rights Agreement between the Company and certain investors dated December 28, 1995	Exhibit No. 10.13 to Registration Statement on Form S-1 (No. 333-33227)

†10.15	Management Change in Control Agreement between the Company and John A. Blaeser dated as of August 7, 1997	Exhibit No. 10.14 to Registration Statement on Form S-1 (No. 333-33227)

10.16	Management Change in Control Agreement between the Company and Kevin J. Conklin dated as of July 23, 1997	Exhibit No. 10.15 to Registration Statement on Form S-1 (No. 333-33227)

†10.17	Management Change in Control Agreement between the Company and Ferdinand Engel dated as of July 23, 1997	Exhibit No. 10.16 to Registration Statement on Form S-1 (No. 333-33227)

†10.19	Management Change in Control Agreement dated as of June 12, 2000	Exhibit No. 10.18 on Form 10-Q filed on

†10.21	Stock Option Agreement dated January 1, 1996 between the Company and John A. Blaeser	Exhibit No. 10.19 to Registration Statement on Form S-1 (No. 333-33227)

†10.22	Stock Option Agreement dated January 1, 1996 between the Company and John A. Blaeser	Exhibit No. 10.20 to Registration Statement on Form S-1 (No. 333-33227)

10.24	Form of Shrink-Wrap License	Exhibit No. 10.22 to Registration Statement on Form S-1 (No. 333-33227)

†10.28	2000 Non-Executive Employee Equity Incentive Plan	Exhibit 10.28 on Form 10-K, for the period ended December 31, 2000

†10.31	2001 Non-Executive Employee Stock Purchase Plan	Exhibit No. 10.31 on Form 10-Q filed on November 5, 2001

†10.34	Management Change in Control Agreement between the Company and Douglas Batt dated as of November 18, 2002	Exhibit No. 10.34 on Form 10-K filed on March 19, 2003

†10.35	Management Change in Control Agreement between the Company and Daniel Sheahan dated as of November 18, 2002	Exhibit No. 10.35 on Form 10-K filed on March 19, 2003

10.36	Employment Agreement between the Company and Daniel Sheahan dated August 10, 2001	Exhibit No. 10.36 on Form 10-K filed on March 19, 2003

10.37	Registration Rights Agreement by and between the Company and Vo Ngoc Tran dated as of July 17, 2003.	Exhibit No. 4.1 to Registration Statement on Form S-3 (No. 333-108068)

10.38	Registration Rights Agreement by and between the Company and Bear, Stearns & Co. Inc. dated as of December 8, 2003.	Exhibit No. 4.5 to Registration Statement on Form S-3 (No. 333-112091)

10.39	Management Agreement between the Company and Ellen	Exhibit No. 10.39 on Annual Report

Exhibit No.	Description	SEC Document Reference
	(Kokos) Rogers dated October 22, 2003	on Form 10-K for the period ended December 31, 2003

*10.40	Management Change in Control Agreement between the Company and Dayton Semerjian dated as of April 30, 2004	Exhibit No. 10.40 on Form 10-Q for the period ended June 30, 2004

12.01	Statement regarding Computation of Ratio of Earnings to Fixed Charges	Exhibit No. 12.01 to Registration Statement on Form S-3 (No. 333-112091)

21.01	Subsidiaries of the Company	Exhibit No. 21.01 on Form 10-K for the period ended December 31, 2003

*31.1	Certification of John A. Blaeser pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Exhibit No. 31.1 on Form 10-Q for the period ended June 30, 2004

*31.2	Certification of Melissa H. Cruz pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Exhibit No. 31.2 on Form 10-Q for the period ended June 30, 2004

*32.1	Certification of John A. Blaeser pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Exhibit No. 32.1 on Form 10-Q for the period ended June 30, 2004

*32.2	Certification of Melissa H. Cruz pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Exhibit No. 32.2 on Form 10-Q for the period ended June 30, 2004

*	filed herewith

†	Indicates a management contract or compensatory plan or arrangement.