Form 10-Q
period 2004-09-30
CONCORD COMMUNICATIONS INC
filed 2004-11-05
CIK 915290

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004.

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

YES [X] NO [  ]

     18,308,575 shares of the registrant’s common stock were outstanding as of October 29, 2004.

CONCORD COMMUNICATIONS, INC.

FORM 10-Q, September 30, 2004

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONCORD COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands, except share data)

	September 30,	December 31,
	2004	2003
ASSETS
Current Assets:
Cash and cash equivalents	$22,934	$69,436
Marketable securities	140,370	92,455
Restricted cash	65	194
Accounts receivable, net of allowance of $1,349 and $1,050 at September 30, 2004 and December 31, 2003, respectively	22,168	22,194
Deferred tax assets, net	1,456	4,638
Prepaid expenses and other current assets	4,130	4,851

Total current assets	191,123	193,768
Equipment and improvements, net	6,306	6,697
Goodwill	6,225	6,225
Other intangible assets, net	2,394	3,004
Deferred tax assets, net	8,631	4,962
Unamortized debt issuance costs and other long-term assets	3,075	3,770

Total assets	$217,754	$218,426

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,547	$5,218
Accrued expenses	12,010	12,627
Deferred revenue	28,138	26,490

Total current liabilities	42,695	44,335
Convertible senior notes	86,250	86,250

Total liabilities	128,945	130,585

Commitments and Contingencies (Note 5)
Stockholders’ Equity:
Common stock, $0.01 par value:
Authorized - 50,000,000 shares issued and outstanding – 18,307,402 and 18,121,211 shares at September 30, 2004 and December 31, 2003, respectively	183	181
Additional paid-in capital	113,323	111,651
Accumulated other comprehensive income	29	816
Accumulated deficit	(24,726)	(24,807)

Total stockholders’ equity	88,809	87,841

Total liability and stockholders’ equity	$217,754	$218,426

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONCORD COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share and share data)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2004	2003	2004	2003
Revenues:
License revenues	$12,636	$13,683	$35,578	$39,746
Service revenues	14,261	12,877	41,869	36,546

Total revenues	26,897	26,560	77,447	76,292

Costs of Revenues:
Cost of license revenues	902	826	2,572	2,098
Cost of service revenues	4,429	4,085	12,741	12,172

Total cost of revenues	5,331	4,911	15,313	14,270

Gross profit	21,566	21,649	62,134	62,022

Operating Expenses:
Research and development	5,990	5,911	17,742	16,794
Sales and marketing	12,607	12,490	36,516	36,434
General and administrative	2,886	2,156	8,264	6,462
Acquisition related charges	—	40	—	40
Acquired in-process research and development	—	994	100	994

Total operating expenses	21,483	21,591	62,622	60,724

Operating income (loss)	83	58	(488)	1,298

Other Income:
Interest income	1,105	684	3,267	2,110
Interest expense	(821)	—	(2,463)	—
Other expense	(33)	(168)	(222)	(538)

Total other income, net	251	516	582	1,572

Income before income taxes	334	574	94	2,870
Provision for income taxes	104	93	13	355

Net income	$230	$481	$81	$2,515

Net income per common and potential common share:
Basic	$0.01	$0.03	$0.00	$0.14

Diluted	$0.01	$0.03	$0.00	$0.14

Weighted average common and potential common shares outstanding:
Basic	18,303,533	17,500,200	18,240,493	17,375,680

Diluted	18,456,498	18,238,417	18,705,474	17,916,872

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONCORD COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Nine Months Ended
	September 30,	September 30,
	2004	2003
Cash Flows from Operating Activities:
Net income	$81	$2,515
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,355	3,966
Stock-based compensation	—	48
Amortization of debt issuance costs	623	—
Deferred income taxes	39	—
Changes in assets and liabilities:
Accounts receivable	26	(2,080)
Prepaid expenses and other current assets	721	667
Other assets	72	(82)
Accounts payable	(2,671)	(530)
Accrued expenses	(617)	1,549
Deferred revenue	1,648	2,499

Net cash provided by operating activities	3,277	8,552

Cash Flows from Investing Activities:
Purchases of equipment and improvements	(2,354)	(2,435)
Purchases of marketable securities	(78,250)	(27,092)
Proceeds from maturities and sale of marketable securities	29,022	21,541
Deposit of restricted cash	(65)	—
Release of restricted cash	194	450
Acquisition of business – net of cash acquired	—	(4,968)

Net cash used for investing activities	(51,453)	(12,504)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock	1,674	1,740

Net cash provided by financing activities	1,674	1,740

Net decrease in cash and cash equivalents	(46,502)	(2,212)
Cash and cash equivalents, beginning of period	69,436	10,362

Cash and cash equivalents, end of period	$22,934	$8,150

Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$552	$352
Supplemental Disclosure of Noncash Investing Transactions:
Unrealized loss on available-for-sale securities	$(1,313)	$(626)

     The accompanying notes are an integral part of these condensed consolidated financial statements.

CONCORD COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared by Concord Communications, Inc. (the “Company” or “Concord”) in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial statements and with the instructions to Form 10-Q and Regulation S-X pertaining to interim financial statements. Accordingly, these interim financial statements do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These financial statements reflect all adjustments and accruals of a normal recurring nature, which management considers necessary for a fair presentation of the Company’s financial position as of September 30, 2004 and December 31, 2003, and the Company’s results of operations for the three and nine months ended September 30, 2004 and 2003. The results for the interim periods presented are not necessarily indicative of results to be expected for any future period. The financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s 2003 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 15, 2004.

(b) Financial Instruments, Concentration of Credit Risk and Significant Customers

     The Company maintains an allowance for potential credit losses but historically has not experienced any significant losses related to individual customers or groups of customers in any particular industry or geographic area. No individual customer accounted for more than 10% of revenues for either the three or nine months ended September 30, 2004 or 2003. One customer, located in the United States, accounted for 10.2% of the Company’s accounts receivable at September 30, 2004. No individual customer accounted for more than 10% of the Company’s accounts receivable at December 31, 2003.

(c) Derivative Financial Instruments

     The Company uses forward contracts to reduce its exposure to foreign currency risk and variability in operating results due to fluctuations in exchange rates underlying the value of accounts receivable denominated in foreign currencies until such receivables are collected. A forward contract obligates the Company to exchange predetermined amounts of specified foreign currencies at specified exchange rates on specified dates. These foreign currency forward exchange contracts are denominated in the same currency in which the underlying foreign currency receivables are denominated and bear a contract value and maturity date that approximate the value and expected settlement date, respectively, of the underlying transactions. For contracts that are designated and effective as hedges, unrealized gains and losses on open contracts at the end of each accounting period, resulting from changes in the fair value of these contracts, are recognized in earnings in the same period as gains and losses on the underlying foreign denominated receivables are recognized and generally offset. Gains and losses on forward contracts and foreign denominated receivables are included in other income (expense), net. The Company does not enter into or hold derivatives for trading or speculative purposes and only enters into contracts with highly rated financial institutions. At September 30, 2004, the Company did not have any forward contracts outstanding.

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

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2004	2003	2004	2003
	(In thousands, except per share data)
Net income:
As reported	$230	$481	$81	$2,515
Add:
Stock-based employee compensation expense included in reported net income	—	14	—	48
Less:
Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(1,618)	(1,352)	(5,373)	(4,532)

Pro forma net loss	$(1,388)	$(857)	$(5,292)	$(1,969)

Basic net income (loss) per share:
As reported	$0.01	$0.03	$0.00	$0.14
Pro forma	$(0.08)	$(0.05)	$(0.29)	$(0.11)
Diluted net income (loss) per share:
As reported	$0.01	$0.03	$0.00	$0.14
Pro forma	$(0.08)	$(0.05)	$(0.29)	$(0.11)

(e) Restricted Cash

     Restricted cash totaling $65,000 and $194,000 at September 30, 2004 and December 31, 2003, respectively, consists of money market funds held in the Company’s name with a major financial institution. The balance as of September 30, 2004 is being used as collateral for a lease of one of the Company’s facilities and will expire in May 2005. The December 31, 2003 balance was being used as collateral under a letter of credit arrangement with a Company supplier and expired in May 2004.

(f) Reclassifications

     Certain amounts in the 2003 condensed consolidated financial statements have been reclassified to conform to the 2004 presentation.

2. ACQUISITION OF NETVIZ CORPORATION

     On July 17, 2003, the Company completed the acquisition of netViz Corporation (“netViz”). netViz’s software enables users to visualize business processes and allows them to map relationships within the supporting technology infrastructure through data-driven icons. The integration of netViz’s technologies with Concord’s eHealth® Suite will provide a new, more automated means of application service optimization. This integration will enable enterprises and service providers to employ data-driven icons to visualize and take action on the critical relationships between business processes, application services, and network and system infrastructures. Furthermore, this will allow customers to measure the performance and availability of application services, map the dependencies between business processes, and manage the complete application service. We believe that integrating netViz technologies will further increase the eHealth® Suite’s value proposition by capturing the business context of information and delivering IT knowledge.

     The results of operations of the acquired business have been included in the financial statements of the Company since the date of acquisition.

     The following table reflects unaudited pro forma results of operations of the Company assuming that the netViz acquisition had occurred on January 1, 2003:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2003	2003
	(in thousands, except per share data)
Revenues	$26,728	$78,296
Net income	$401	$2,265
Net income per diluted share	$0.02	$0.13

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

     Other intangible assets as of September 30, 2004 consist of the following:

		Accumulated
	Cost	Amortization	Net
		(in thousands)
Completed technology (software)	$2,130	$(666)	$1,464
Reseller relationships	570	(142)	428
Maintenance relationships	340	(85)	255
Contractor agreements	300	(94)	206
Trade name/trademark	70	(29)	41

Total	$3,410	$(1,016)	$2,394

Aggregate amortization expense for the three and nine months ended September 30, 2004 was $0.2 million and $0.6 million, respectively. Aggregate amortization for the three and nine months ended September 30, 2003, was $0.2 million and $0.2 million, respectively. For each period, approximately 66% of the aggregate expense was included in costs of revenues and the remainder was included in operating expenses.

4. IN-PROCESS RESEARCH AND DEVELOPMENT

     On July 11, 2003, Concord entered into a license agreement with Tavve Software Company (“Tavve”) whereby Concord licensed components of Tavve’s technology. Concord has licensed Tavve’s root cause analysis and discovery of layer 2 and 3 network topology to build upon Concord’s current position in optimizing application availability and performance across networks and systems. The transaction included two different purchases of Tavve technology. The first purchase, valued at $1.2 million, included $0.2 million of prepaid maintenance and $1.0 million of in-process research and development. This was accounted for as in-process research and development as an integrated product had not reached technological feasibility and had no alternative future use. This purchase of in-process research and development was expensed during the three months ended September 30, 2003.

     During the three months ended June 30, 2004, the Company made a second purchase for additional source code for which the Company paid $0.1 million. This was also accounted for as in-process-research-and-development as an integrated product has not reached technological feasibility and has no alternative future use.

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

     The detail program design for the integration of Tavve’s technology into Concord eHealth® Suite of products has not been completed as of September 30, 2004; thus, the exact costs and efforts required for completion of this integration has not been determined. Based on management’s initial estimates, an integrated product based on Tavve’s technology will be introduced in the next one to three years. However, as with any major software development project, the timing of actual introduction may vary. Failure to successfully market and sell the integrated product may adversely impact the Company’s business.

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

     When, as part of an acquisition, the Company acquires all of the stock or all or a portion of the assets and/or liabilities of a company, it may assume liability for certain events or occurrences that took place prior to the date of acquisition. The maximum potential amount of future payments it could be required to make for such obligations is undeterminable at this time. The Company has no liabilities recorded for these exposures as of September 30, 2004.

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

(b) Claims

     On April 30, 2004, the Company received a letter from LMS Technology Distributions SDN BHD (“LMS”) of Malaysia that demands that the Company reimburse LMS for approximately $4.65 million in alleged losses arising out of the Company’s purported wrongful termination of a Concord Authorized Reseller Agreement (the “CAR Agreement”) with LMS. The Company disputes that the CAR Agreement was wrongfully terminated or that LMS is owed any of the amounts claimed, and the Company intends to defend vigorously against the demand. It is not possible to predict or determine the outcome of these demands or to provide ranges of losses that may arise, if any.

     In November 2003, Concord received notice from a former sales employee in France, stating that he was wrongfully dismissed in July 2003. The former employee filed a wrongful termination lawsuit against Concord claiming approximately $0.4 million in damages. Concord disputes that the former employee was wrongfully terminated and intends to vigorously defend against this claim. However, Concord has determined, in the three month period ending September 30, 2004, that the amount of the loss was probable and could be estimated as defined by SFAS No. 5, Accounting for Contingencies; thus, an amount of $0.12 million has been accrued.

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

     For both the three and nine months ended September 30, 2004 and 2003, dilutive potential common shares outstanding consisted of stock options. The dilutive effect of outstanding stock options is computed using the treasury stock method. The dilutive effect of senior convertible notes is computed using the if-converted method.

     Calculations of the basic and diluted net income per common share and potential common share are as follows:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2004	2003	2004	2003
	(in thousands except share and per share data)
Basic:
Net income applicable to common stockholders	$230	$481	$81	$2,515

Weighted average common shares outstanding	18,303,533	17,500,200	18,240,493	17,375,680

Basic net income per common share	$0.01	$0.03	$0.00	$0.14

Diluted:
Net income applicable to common stockholders	$230	$481	$81	$2,515

Weighted average common shares outstanding	18,303,533	17,500,200	18,240,493	17,375,680
Potential common shares pursuant to stock options	152,965	738,217	464,981	541,192

Diluted weighted average common shares outstanding	18,456,498	18,238,417	18,705,474	17,916,872

Diluted net income per common share	$0.01	$0.03	$0.00	$0.14

     For the three months ended September 30, 2004 and 2003 and for the nine months ended September 30, 2004 and 2003, diluted weighted average shares outstanding does not include 3,169,030; 1,828,568; 2,823,729 and 2,441,742 potential common shares, respectively, as their effect would have been anti-dilutive.

     For the period ended September 30, 2004, common stock reserved for issuance upon conversion of the convertible senior notes in the amount of 3,209,776 shares were not included in diluted earnings per share because the conversion criteria had not been met. Pursuant to a recently issued accounting standard (see Note 10), the Company must consider the effect of such conversion on diluted earnings per share, without regard to whether the conversion criteria have been met, beginning in the fourth quarter of 2004. Accordingly,

3,209,776 shares will be included in the diluted weighted average common shares outstanding and equivalents for the net income per share calculation, excluding interest expense for the period, if the effect of adding these shares is dilutive.

7. COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is defined as the change in net assets of the Company during a period from transactions generated from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners.

Comprehensive income (loss) for the three and nine months ended September 30, 2004 and 2003 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2004	2003	2004	2003
	(in thousands)
Net income	$230	$481	$81	$2,515
Unrealized gain (loss) on marketable securities, net of tax	619	(446)	(787)	(626)

Comprehensive income (loss)	$849	$35	$(706)	$1,889

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

     The following table presents the approximate revenues by major geographical regions:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2004	2003	2004	2003
	(in thousands)
United States	$17,530	$14,922	$50,190	$41,340
United Kingdom	1,853	1,894	5,416	8,041
Germany	1,467	3,790	5,155	7,230
Europe (excluding the U.K. and Germany)	2,714	2,075	7,337	8,549
Rest of the World	3,333	3,879	9,349	11,132

Total	$26,897	$26,560	$77,447	$76,292

     For the three and nine months ended September 30, 2004, no one country, except the United States, accounted for greater than 10% of total revenues. For the three months ended September 30, 2003, no one country, except the United States and Germany, accounted for greater than 10% of total revenues. For the nine months ended September 30, 2003, no one country, except the United States and the United Kingdom, accounted for greater than 10% of total revenues. Substantially all of the Company’s assets are located in the United States.

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

     The following table presents the approximate revenues by reportable segment:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2004	2003	2004	2003
	(in thousands)
MSP/TC	$11,938	$7,725	$33,943	$36,033
Enterprise	14,959	18,835	43,504	40,259

Total	$26,897	$26,560	$77,447	$76,292

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

9. PURCHASE FOR CASH OF CERTAIN OUTSTANDING OPTIONS

In October 2004, Concord consummated an offer to purchase any and all outstanding options to purchase shares of its common stock with an exercise price per share of $25.00 or more granted under its 1997 Stock Plan (the “Option Repurchase”). In connection with the Option Repurchase, Concord incurred compensation expense of approximately $3.3 million, excluding fees and expenses, in the three month period ending December 31, 2004. A total of 965,242 options were purchased; these shares will be returned to the pool of options available for new grants under the Concord’s 1997 Stock Plan.

10. RECENT ACCOUNTING PRONOUNCEMENTS

At the September 2004 meeting, the Emerging Issues Task Force (EITF) reached a final consensus on Issue 04-8, Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effect on Diluted Earnings per Share. The issue under consideration concerned whether the dilutive effect of contingently convertible debt with a market price trigger should be included in diluted earnings per share. The EITF determined that these securities should be treated as convertible securities and included in a dilutive earnings per share calculation (if dilutive), regardless of whether the market price trigger has been met. The effective date for this consensus will be the same as the effective date for the revised version of SFAS No. 128, Earnings per Share, yet to be issued by the Board. The Board’s most recent discussion on the effective date for SFAS No. 128R indicates that it will be effective for reporting periods ending after December 15, 2004. In the period of adoption, previously reported earnings per share will be retroactively restated While the Company’s convertible senior notes fall within the scope of EITF 04-8, the Company believes that the adoption of this standard will not have a material impact on its diluted earnings per share as the inclusion of the convertible senior notes is expected to be anti-dilutive.

CONCORD COMMUNICATIONS, INC.
FORM 10-Q, September 30, 2004

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

     Our products are generally sold on a perpetual license basis. On an initial purchase, customers will usually buy a license to our eHealth® Console and a certain number of software elements, which is dependent on the number of components of the IT services to be managed. As a customer’s IT services management requirements expands, they will order additional modules and elements. We believe that our significant installed base provides an opportunity to sell additional software elements and other products to our existing customer accounts. Most of our customers purchase maintenance upon the initial licensing of our software. In addition, the majority of these customers renew their maintenance agreements annually. For an annual maintenance fee, a customer receives telephone, email and web-based support, as well as updated product releases. In additional to on-going technical support, we also offer professional and education services to our customers.

     Our total revenues are generated from license revenue and service revenue. License revenues are usually generated by the purchase of a license to our product. Concord’s service revenues consist of fees for maintenance, training and professional services. For the three month and nine month periods ending September 30, 2004, our total revenues increased year over year. For the three month and nine month periods ending September 30, 2004, our profitability decreased year over year due, in part, to the interest payable on Company’s 3.0% Senior Convertible Notes issued in December 2003. For the three month period ending September 30, 2004, total revenues were $26.9 million, up 1.3% from $26.6 million for the three month period ending September 30, 2003. For the nine-month period ending September 30, 2004, total revenues were $77.4 million, up 1.5% from $76.3 million for the nine month period ending September 30, 2003. Our diluted earnings per share decreased to $0.01 per share for the three-month period ending September 30, 2004 compared to $0.03 per share for the corresponding prior year period. Our diluted earnings per share decreased to $0.00 per share for the nine-month period ending September 30, 2004 compared to $0.14 per share for the corresponding prior year period. We generated $3.3 million in operating cash during the nine-month period ending September 30, 2004 and finished the quarter with $163.4 million of cash, cash equivalents, marketable securities and restricted cash.

     In October 2004, we consummated an offer to purchase any and all outstanding options to purchase shares of our common stock with an exercise price per share of $25.00 or more granted under our 1997 Stock Plan (the “Option Repurchase”). In connection with the Option Repurchase, we incurred compensation expense of approximately $3.3 million, excluding fees and expenses, in the three month period ending December 31, 2004. A total of 965,242 options were purchased; these shares will be returned to the pool of options available for new grants under the Concord’s 1997 Stock Plan.

Critical Accounting Policies, Significant Estimates and Judgments

     The accompanying discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with US GAAP. The preparation of consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We base our estimates and judgments on historical experience and on various other assumptions that we believe are reasonable under the circumstances. However, future events are subject to change and the best estimates and judgments routinely require adjustment. US GAAP requires us to make estimates and judgments in several areas. If actual results differ significantly from management’s estimates and projections, there could be a material effect on our financial statements. See our audited consolidated financial statements and notes thereto in our Annual Report on Form 10-K and which contain accounting policies and other disclosures required by US GAAP.

     We believe that the policies, significant estimates and judgments discussed below are the most critical to our financial statements and the understanding of our financial condition and results of operations because their application places the most significant demands on management’s judgment.

     (a) Revenue Recognition

     Our revenues consist of software license revenues and service revenues. Software license revenues are recognized in accordance with the American Institute of Certified Public Accountants’ Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as modified by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition with respect to Certain Transactions. Software license revenues are recognized when persuasive evidence of an arrangement exists and delivery of the software has occurred, provided that the license fee is fixed or determinable, collection is considered reasonably assured and no customer acceptance clauses exist. If an arrangement includes an acceptance provision, revenue recognition occurs upon the earlier of a receipt of a written customer acceptance or expiration of the acceptance period. If an arrangement includes a right of return for the possibility that the software does not meet published specifications during the warranty period, which is typically 90 days, revenue is recognized upon shipment if all other criteria are met, as the company’s product is mature and we have not experienced returns of our products. If the fee is determined not to be fixed or determinable, revenue is recognized when the fees become due. If collection is not considered reasonably assured, revenue is recognized upon the receipt of cash. Revenues under multiple-element arrangements, which typically include software products, services, maintenance and sometimes undelivered specified software upgrades sold together, are allocated to each element using the residual method in accordance with SOP 98-9. Under the residual method, the fair value of the undelivered elements is deferred and subsequently recognized when these elements are delivered; the remainder of the arrangement consideration is allocated to the software. We have established sufficient vendor specific objective evidence for professional services, training, maintenance, customer support services and specified software upgrades based on the price charged when these elements are sold separately. Accordingly, software license revenues are recognized under the residual method in arrangements in which software is licensed with professional services, training, maintenance, customer support services and specified software upgrades.

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

     (b) Accounts Receivable

     We record our trade accounts receivable at the invoiced amount; these accounts do not bear interest. We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer’s current credit worthiness, as determined by our review of their current credit information. We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based on our historical experience and any specific customer collection issues that we have identified. We review our allowance for doubtful accounts on a monthly basis. We review all past due balances over 60 days individually for collectibility. We charge account balances against the allowance when we feel it is probable the receivable will not be recovered. We do not have any off-balance-sheet credit exposure to our customers.

     While credit losses have historically been within our expectations and appropriate reserves have been established, we cannot guarantee that we will continue to experience the same credit loss rates that we have experienced in the past. Thus, if the financial condition of our customers were to deteriorate, our actual losses may exceed our estimates, and additional allowances would be required.

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

     Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. The Company has reserved for a portion of its deferred tax assets by recording a valuation allowance. The resulting net deferred tax asset is based on the Company’s estimate of future taxable income it expects to generate; all other tax assets have been reserved. The remaining valuation allowance of $2.3 million is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. This amount relates primarily to stock option deductions and will be credited to additional paid-in capital when released. If we are sufficiently profitable in 2004, the reserve will be released in 2004. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to establish an additional valuation allowance. Establishing new or additional valuation allowances could materially adversely impact our financial position and results of operations.

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

     The detail program design for the integration of Tavve’s technology into Concord eHealth® Suite of products has not been completed as of September 30, 2004; thus, the exact costs and efforts required for completion of this integration has not been determined. Based on management’s initial estimates, an integrated product based on Tavve’s technology will be introduced in the next one to three years. However, as with any major software development project, the timing of actual introduction may vary. Failure to successfully market and sell our integrated product may adversely impact our business.

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

     Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, or SFAS 142, requires goodwill to be tested for impairment using a two-step process. The first step compares the fair value of the reporting unit with the unit’s carrying value, including goodwill. When the carrying value of the reporting unit is greater than fair value, the unit’s goodwill may be impaired, and the second step must be completed to measure the amount of the goodwill impairment charge, if any. In the second step, the implied fair value of the reporting unit’s goodwill is compared with the carrying amount of the unit’s goodwill. If the carrying amount is greater than the implied fair value, the carrying value of the goodwill must be written down to its implied fair value. We operate in one reporting unit and, therefore, will conduct future goodwill impairment test on an enterprise-wide level. Goodwill is required to be tested for impairment at least annually, or more frequently when events and circumstances occur indicating that the recorded goodwill might be impaired. We plan to perform the annual assessment at June 30 of each fiscal year. Factors we consider important, which could trigger an impairment of goodwill, include the following:

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

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain financial data as percentages of the Company’s total revenues:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2004	2003	2004	2003
Revenues:
License revenues	47.0%	51.5%	45.9%	52.1%
Service revenues	53.0	48.5	54.1	47.9

Total revenues	100.0	100.0	100.0	100.0

Cost of Revenues:
Cost of license revenues	3.4	3.1	3.3	2.7
Cost of service revenues	16.4	15.4	16.5	16.0

Total cost of revenues	19.8	18.5	19.8	18.7

Gross profit	80.2	81.5	80.2	81.3

Operating Expenses:
Research and development	22.3	22.3	22.9	22.0
Sales and marketing	46.9	47.0	47.1	47.7
General and administrative	10.7	8.1	10.7	8.5
Acquisition related charges	—	0.2	—	0.1
Acquired in-process research & development	—	3.7	0.1	1.3

Total operating expenses	79.9	81.3	80.8	79.6

Operating income (loss)	0.3	0.2	(0.6)	1.7

Other Income:
Interest income	4.1	2.6	4.2	2.8
Interest expense	(3.0)	—	(3.2)	—
Other expense	(0.1)	(0.6)	(0.3)	(0.7)

Total other income, net	1.0	2.0	0.7	2.1

Income before income taxes	1.3	2.2	0.1	3.8
Provision for income taxes	0.4	0.4	0.0	0.5

Net income	0.9%	1.8%	0.1%	3.3%

Total Revenues

     Concord’s total revenues are generated from license revenue and service revenue.

	Three Months Ended			Nine Months Ended
	September 30,		September 30,	September 30,		September 30,
(in thousands)	2004	Percent Change	2003	2004	Percent Change	2003
License Revenues	$12,636	-7.7%	$13,683	$35,578	-10.5%	$39,746
Service Revenues	14,261	10.7%	12,877	41,869	14.6%	36,546

Total Revenues	$26,897	1.3%	$26,560	$77,447	1.5%	$76,292

Percent of Total Revenues
License Revenues	47.0%		51.5%	45.9%		52.1%
Service Revenues	53.0%		48.5%	54.1%		47.9%

License Revenues

     Concord’s license revenues are derived from the licensing of software products.

	Three Months Ended			Nine Months Ended
	September 30,		September 30,	September 30,		September 30,
(in thousands)	2004	Percent Change	2003	2004	Percent Change	2003
License Revenues	$12,636	-7.7%	$13,683	$35,578	-10.5%	$39,746
Percent of Total Revenues
License Revenues	47.0%		51.5%	45.9%		52.1%

Third Quarter 2004 Compared to Third Quarter 2003:

     The decrease in license revenues in both absolute dollars and percentage of revenues was driven by lower demand for our products in Europe and Asia. This decrease was partially offset by $0.4 million increase of license revenues generated by netViz, a company which was acquired by Concord in July 2003.

First Nine Months 2004 Compared to First Nine Months 2003:

     The decrease in license revenues in both absolute dollars and percentage of revenues was due to lower international license sales. In the first nine months of 2003, we completed several large transactions with European-based managed service providers. Sales to this segment in Europe were lower in the first nine months of 2004 as demand for our products was not as robust as compared to the nine months ended September 30, 2003. The decrease of license revenues in the first nine months of 2004 was partially offset by $1.6 million increase of license revenues generated by netViz.

     The continuing decrease of license revenues as a percent of total revenues in the three and nine months ended September 30, 2004 as compared to the three and nine months ended September, 2003 was the result of a significant increase in service revenues combined with a decrease of the license revenues.

     There were no material price increases for products during the first nine months of 2004 and inflation did not have a significant impact on our revenues or income during the first nine months of 2004.

New eHealth customer accounts

     License revenues are partially dependent on our ability to sell to new eHealth customer accounts. New eHealth customer accounts represent the number of new customer accounts that purchase software from the Concord eHealth® Suite of products. NetViz new customer accounts are excluded from this count as these products are not considered key drivers of our primary business. Due to the nature of netViz® products, customers that purchase netViz® products do not generate significant revenue for the initial or subsequent purchase.

	Three Months Ended			Nine Months Ended
	Sept 30,		Sept 30,	Sept 30,		Sept 30,
(in thousands)	2004	Percent Change	2003	2004	Percent Change	2003
New eHealth Customer Accounts	30	-11.8%	34	64	-44.3%	115
Percent of Total Revenues
New Customer Accounts	20%		19%	17%		20%

Third Quarter 2004 Compared to Third Quarter 2003:

     The number of sales to new eHealth customer accounts in the three months ended September 30, 2004 is comparable to the number of transactions completed in the three month period ended September 30, 2003.

First Nine Months 2004 Compared to First Nine Months 2003:

     The decrease in the number of sales to new eHealth customer accounts in the nine months ended September 30, 2004 as compared to the corresponding prior year period was due, primarily, to sales and marketing execution issues in the first quarter of 2004, as our sales teams focused their efforts on our large install base in the first two quarters of 2004. However, the number of new eHealth customer accounts increased substantially in the three month period ended September 30, 2004 as compared to the number of sales to new customers in the each of the first two quarters of 2004. Internal initiatives, implemented in the third quarter of 2004, such as targeted marketing programs and specific sales incentives, helped improve our effectiveness in the three months ended September 30, 2004.

Transactions over $100,000

     License revenues can also be dependent on the number of transactions over $100,000 that we are able to close during the period.

	Three Months Ended			Nine Months Ended
	Sept 30,		Sept 30,	Sept 30,		Sept 30,
(number of transactions)	2004	Percent Change	2003	2004	Percent Change	2003
eHealth transactions greater than $100K	40	-4.8%	42	107	-6.1%	114

Third Quarter 2004 Compared to Third Quarter 2003 and First Nine Months 2004 Compared to First Nine Months 2003:

     The number of transactions greater than $100,000 recorded in the three and nine months ended September 30, 2004 is comparable to the number of transactions recorded in the three and nine months ended September 30, 2003. We believe that the solution selling training offered to our new sales employees combined with on going business oriented sales training, will improve our ability to increase the number of transactions greater than $100,000. However, there can be no assurance that we will be successful in meeting this estimate.

Service Revenues

     Concord’s service revenues consist of fees for maintenance, training and professional services.

	Three Months Ended			Nine Months Ended
	Sept 30,		Sept 30,	Sept 30,		Sept 30,
(in thousands)	2004	Percent Change	2003	2004	Percent Change	2003
Service Revenues	$14,261	10.7%	$12,877	$41,869	14.6%	$36,546
Percent of Total Revenues
Service Revenues	53.0%		48.5%	54.1%		47.9%

Third Quarter 2004 Compared to Third Quarter 2003 and First Nine Months 2004 Compared to First Nine Months 2003:

     The increase in service revenues in both absolute dollars and percentage of revenues in the three and nine month ended September 30, 2004 as compared to the corresponding prior year periods was due to an increase in maintenance revenues, which are generated from new and renewed maintenance contracts, and the maintenance generated by netViz. Maintenance generated by netViz contributed approximately $0.5 million and $1.3 million, respectively, in service revenue in the three and nine months ended September 30, 2004. Increased service revenues from new and renewed maintenance contracts primarily drove the balance of the increase in service revenues.

     Maintenance revenues represent fees earned by granting our customers rights to technical support, software product upgrades and maintenance patches during the support period, which is usually one year. The majority of our license customers purchase maintenance upon the initial licensing of our software. In addition, the majority of these customers renew their maintenance agreements annually. An increase in the number of the Company’s customers and the resulting demand for these services further helped drive the increase in service revenues in the three and nine months ended September 30, 2004 as compared to the three and nine months ended September 30, 2003.

Direct and Indirect Revenues

     Concord markets its products in the United States primarily through a direct sales force. Internationally, Concord markets primarily through indirect channels, which include channel partners and other resellers.

	Three Months Ended			Nine Months Ended
	Sept 30,		Sept 30,	Sept 30,		Sept 30,
(in thousands)	2004	Percent Change	2003	2004	Percent Change	2003
Direct	$17,598	13.7%	$15,484	$48,868	5.3%	$46,398
Indirect	9,299	-16.0%	11,076	28,579	-4.4%	29,894

Total Revenue	$26,897	1.3%	$26,560	$77,447	1.5%	$76,292

Percent of Total Revenues
Direct	65.4%		58.3%	63.1%		60.8%
Indirect	34.6%		41.7%	36.9%		39.2%

Third Quarter 2004 Compared to Third Quarter 2003 and First Nine Months 2004 Compared to First Nine Months 2003:

     The increase in direct sales for the three month and nine month periods ending September 30, 2004 in both absolute dollars and percentage of revenue is due to improved performance by the domestic sales force due to our continued investment in sales training. The decrease in indirect sales for the same period is due to lower sales in Europe and Asia.

Segment Revenues

     Concord’s reportable segments are determined by customer type: managed service providers/telecommunications carriers (“MSP/TC”) and enterprise.

	Three Months Ended			Nine Months Ended
	Sept 30,		Sept 30,	Sept 30,		Sept 30,
(in thousands)	2004	Percent Change	2003	2004	Percent Change	2003
MSP/TC	$11,938	54.6%	$7,725	$33,943	-5.8%	$36,033
Enterprise	14,959	-20.6%	18,835	43,504	8.1%	40,259

Total Revenues	$26,897	1.3%	$26,560	$77,447	1.5%	$76,292

Percent of Total Revenues
MSP/TC	44.4%		29.1%	43.8%		47.2%
Enterprise	55.6%		70.9%	56.2%		52.8%

Third Quarter 2004 Compared to Third Quarter 2003:

     The increase in MSP/TC revenues in both absolute dollars and percentage of revenues was driven by several large telecommunication carriers orders. Many of the orders with MSP/TC customers had license transactions greater than $100,000 in the three months ended September 30, 2004. The number of transactions greater than $100,000 can be concentrated in a specific segment in a given quarter due to unpredictable buying patterns and this variability can lead to quarterly fluctuation in the relative percentage of revenues of both Enterprise and MSP/TC customers.

First Nine Months 2004 Compared to First Nine Months 2003:

     The increase in Enterprise revenues in both absolute dollars and percentage of revenues was driven by a combination of repeat sales to existing customers and many orders with license transactions greater than $100,000. These were mainly in the United States. This concentration of transactions with Enterprise customers explains, in part, the decrease of MSP/TC revenue in both absolute dollars and percentage of revenues. In the first quarter of 2003, we completed a certain number of transactions over $100,000 with European managed service providers; this explains the higher percentage of MSP/TC in the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2004.

     Although MSP/TC revenues in both absolute dollars and percentage of revenues decreased in the nine month period ended September 30, 2004 as compared to the corresponding period ended September 30, 2003, we expect that MSP/TC revenue will be 40% to 50% of total revenues; however, there can be no assurance that we will be successful in meeting this estimate.

International Revenues

     Concord has fourteen international subsidiaries and three international branch offices. Concord has customers in 63 countries.

	Three Months Ended			Nine Months Ended
	September 30,		September 30,	September 30,		September 30,
(in thousands)	2004	Percent Change	2003	2004	Percent Change	2003
United Kingdom	$1,853	-2.2%	$1,894	$5,416	-32.6%	$8,041
Germany	1,467	-61.3%	3,790	5,155	-28.7%	7,230
Europe (excluding the U.K and Germany)	2,714	30.8%	2,075	7,337	-14.2%	8,549
Rest of the World	3,333	-14.1%	3,879	9,349	-16.0%	11,132

Total	$9,367	-19.5%	$11,638	$27,257	-22.0%	$34,952

Percent of Total Revenues
United Kingdom	6.9%		7.1%	7.0%		10.5%
Germany	5.5%		14.3%	6.7%		9.5%
Europe (excluding the U.K. and Germany)	10.1%		7.8%	9.5%		11.2%
Rest of the World	12.4%		14.6%	12.1%		14.6%

Third Quarter 2004 Compared to Third Quarter 2003 and First Nine Months 2004 Compared to First Nine Months 2003:

     The decrease in international revenues in both absolute dollars and percentage of revenues for the three and nine month periods ending September 30, 2004 was due mainly to strong demand by European managed service providers in Germany and the UK in 2003. Sales to these segments in Europe were lower for the three and nine months of 2004 as demand for our products was not as robust as compared to the corresponding prior year periods.

     Although international revenues decreased year over year, we expect revenue from international customers will be 40% to 50% of total revenues. We continue to commit additional time, training and development resources to customizing our products and services for selected international markets and this will improve our ability to meet our international sales targets. We believe that continued growth and profitability will require further expansion of our sales, marketing and customer service functions in international markets. However, there can be no assurance that we will be successful in meeting this estimate.

Revenues Recognized in Connection With Third Party Software

     Concord bundles third party software in some of its products when it determines that bundling such software is cost-effective or increases the effectiveness of Concord’s products. In some instances, Concord has determined that it can be cost prohibitive to develop such software applications, especially if such applications are already available in the marketplace. In addition, bundling third party software allows Concord, in certain instances, to accelerate the delivery of increased functionality within a short timeframe.

     Revenues generated by Concord products that included third party software were:

	Three Months Ended			Nine Months Ended
	Sept 30,		Sept 30,	Sept 30,		Sept 30,
(in thousands)	2004	Percent Change	2003	2004	Percent Change	2003
Revenues	$3,948	5.6%	$3,738	$9,319	8.8%	$8,565
Percent of Total Revenues
Revenues	14.7%		14.1%	12.0%		11.2%

Third Quarter 2004 Compared to Third Quarter 2003 and First Nine Months 2004 Compared to First Nine Months of 2003:

     The increase of revenues from third party software in the three and nine months ended September 30, 2004 as compared to the three and nine months ended September 30, 2003 in both absolute dollars and percentage of revenues was mostly driven by increased demand for Oracle® database software that is integrated into our product offering. Demand for the Oracle® database product is also driven by the transition of our large installed base from the Ingres database to the Oracle® database. In 2002, we integrated the Oracle® database software into our product offering; this enabled us to replace the Ingres database we used previously with the Oracle® product and to offer one single database solution to our customers.

Cost of Revenues

     Cost of revenues includes cost of license revenues and cost of service revenues.

	Three Months Ended			Nine Months Ended
	Sept 30,		Sept 30,	Sept 30,		Sept 30,
(in thousands)	2004	Percent Change	2003	2004	Percent Change	2003
Cost of License Revenues	$902	9.2%	$826	$2,572	22.6%	$2,098
Cost of Service Revenues	4,429	8.4%	4,085	12,741	4.7%	12,172

Total Cost of Revenues	5,331	8.6%	$4,911	$15,313	7.3%	$14,270

Percent of Total Revenues
Cost of License Revenues	3.4%		3.1%	3.3%		2.7%
Cost of Service Revenues	16.4%		15.4%	16.5%		16.0%

Cost of License Revenues

     Cost of license revenues includes expenses associated with royalty fees, production, fulfillment of orders, product documentation and amortization expense associated with the completed technology intangible asset. Royalty costs are composed of third party software costs.

	Three Months Ended			Nine Months Ended
	Sept 30,		Sept 30,	Sept 30,		Sept 30,
(in thousands)	2004	Percent Change	2003	2004	Percent Change	2003
Cost of License Revenue	$902	9.2%	$826	$2,572	22.6%	$2,098
Percent of Total Revenues
Cost of License Revenues	3.4%		3.1%		3.3%	2.7%

Third Quarter 2004 Compared to Third Quarter 2003:

     The increase of cost of license revenues in both absolute dollars and percentage of revenues was mainly driven by higher royalty costs, which are fees paid to third party software companies.

First Nine Months 2004 Compared to First Nine Months 2003:

     The increase of cost of license revenues in both absolute dollars and percentage of revenues was driven by higher royalty costs and amortization expense relating to the acquisition of netViz. Royalty costs and amortization expense contributed approximately 36% and 56%, respectively, to the increase in the cost of license revenues.

Expenses Recognized in Connection With Third Party Software

     Royalty costs are comprised of third party software costs. The Company bundles third party software in some of its products when it determines that bundling such software is cost-effective or increases the effectiveness of Concord’s products. Costs associated with revenues generated by Concord products that included third party software were:

	Three Months Ended			Nine Months Ended
	Sept 30,		Sept 30,	Sept 30,		Sept 30,
(in thousands)	2004	Percent Change	2003	2004	Percent Change	2003
Expenses	$388	8.1%	$359	$1,257	16.0%	$1,084
Percent of Total Revenues
Expenses	1.4%		1.4%	1.6%		1.4%

Third Quarter 2004 Compared to Third Quarter 2003 and First Nine Months 2004 Compared to First Nine Months 2003:

     The increase of costs in the three and nine months ended September 30, 2004 as compared to the three and nine months ended September 30, 2003 associated with third party software in both absolute dollars and percentage of revenues was mostly driven by the cost of distribution of the Oracle® database and the related maintenance costs. Third party maintenance charges are usually based on the number of sold units. As the Company’s installed base has grown, the number of its products under maintenance, which includes third party software, has also increased.

Cost of Service Revenues

     Cost of service revenues consists of the personnel costs associated with providing customer support in connection with maintenance, training and professional service contracts.

	Three Months Ended			Nine Months Ended
	Sept 30,		Sept 30,	Sept 30,		Sept 30,
(in thousands)	2004	Percent Change	2003	2004	Percent Change	2003
Cost of Service Revenues	$4,429	8.4%	$4,085	$12,741	4.7%	$12,172
Percent of Total Revenues
Cost of Service Revenues	16.4%		15.4%	16.5%		16.0%

Third Quarter 2004 Compared to Third Quarter 2003 and First Nine Months 2004 Compared to First Nine Months 2003:

     The increase of cost of service revenues in the three and nine months ended September 30, 2004 as compared to the three and nine months ended September 30, 2003 in both absolute dollars and percentage of revenues was driven by supporting a growing base of service customers which resulted in an increase in personnel and related costs in servicing those customers.

Gross Profit

     Total gross profit consists of gross profit from license revenues and gross profit from service revenues.

	Three Months Ended			Six Months Ended
	Sept 30,		Sept 30,	Sept 30,		Sept 30,
(in thousands)	2004	Percent Change	2003	2004	Percent Change	2003
Gross Profit	$21,566	-0.4%	$21,649	$62,134	0.2%	$62,022
Percent of Total Revenues
Gross Profit	80.2%		81.5%	80.2%		81.3%

Third Quarter 2004 Compared to Third Quarter 2003:

     The decrease of gross profit in the three months ended September 30, 2004 as compared to the three months ended September 30, 2003 in both absolute dollars and percentage of revenues was mainly driven by an increase in cost of services.

First Nine Months 2004 Compared to First Nine Months 2003:

     The decrease of gross profit, as a percentage of total revenues, in the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003 is driven mainly by the amortization expense associated with the completed technology intangible asset. We expect to increase our gross profit in absolute dollars; however, this will depend upon our revenue growth, among other factors. Accordingly, there can be no assurance that we will be successful in increasing our gross profit on an absolute basis of total revenues.

Research and Development Expenses

     Research and development expenses consist primarily of personnel costs associated with software development.

	Three Months Ended			Nine Months Ended
	Sept 30,		Sept 30,	Sept 30,		Sept 30,
(in thousands)	2004	Percent Change	2003	2004	Percent Change	2003
Research and Development	$5,990	1.3%	$5,911	$17,742	5.6%	$16,794
Percent of Total Revenues
Research and Development	22.3%		22.3%	22.9%		22.0%

Third Quarter 2004 Compared to Third Quarter 2003:

     The slight increase in research and development expenses in absolute dollars was driven mainly by the use of offshore development consultants. We engage these consultants to accelerate the time to market of certain modules of our eHealth® Suite of products. The increase in costs has been partially offset by lower bonus expenses. Each factor contributed to 48% and (11%) of the variance. Research and development expenses did not change as a percentage of revenues in the three months ended September 30, 2004 as compared to the three months ended September 30, 2003 as we continue to closely manage our expenses.

First Nine Months 2004 Compared to First Nine Months 2003:

     The increase in research and development expenses in both absolute dollars and percentage of revenues was related to the increased salary expenses and the acquisition of netViz. The netViz acquisition resulted in higher headcount, additional rent and amortization expense of intangible assets. Each factor contributed approximately 37%, 16% and 6%, respectively, to the variance. Research and development costs, excluding netViz, increased mainly due to higher salaries following annual merit increases; this contributed to 33% of the variance.

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

	Three Months Ended			Nine Months Ended
	Sept 30,		Sept 30,	Sept 30,		Sept 30,
(in thousands)	2004	Percent Change	2003	2004	Percent Change	2003
Sales and Marketing	$12,607	0.9%	$12,490	$36,516	0.2%	$36,434
Percent of Total Revenues
Sales and Marketing	46.9%		47.0%	47.1%		47.7%

Third Quarter 2004 Compared to Third Quarter 2003:

     The increase of sales expenses was partially offset by lower marketing expenses. The increase of $0.4 million in sales expenses is driven by higher travel related costs and employee termination related fees in Europe. Each of these factors contributed 48% and 26% to the increase of sales expenses. The decrease of $0.3 million in marketing expenses was driven by lower salaries, bonuses and travel expenses; each of these factors contributed 34%, 34% and 25% to the decrease. Sales and marketing expenses decreased slightly as a percentage of revenues in the three months ended September 30, 2004 as compared to the corresponding prior year period as we continue to closely manage our cost structure.

First Nine Months 2004 Compared to First Nine Months 2003:

     The increase of sales expenses was essentially offset by lower marketing expenses. The increase of $1.7 million in sales expenses is driven by ongoing recruiting fees due to sales turnover as well as the hiring of dedicated product line sales representatives, severance costs related to terminations of sales employees, increased headcount affecting salaries and higher travel expenses. Each of these factors contributed 18%, 29%, 20% and 22% to the increase. The decrease of $1.6 million in marketing expenses was mainly driven by lower headcount and related bonuses and lower travel expenses. Each of these factors contributed 37%, 17% and 14% to the decrease.

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

	Three Months Ended			Nine Months Ended
	Sept 30,		Sept 30,	Sept 30,		Sept 30,
(in thousands)	2004	Percent Change	2003	2004	Percent Change	2003
General and Administrative	$2,886	33.9%	$2,156	$8,264	27.9%	$6,462
Percent of Total Revenues
General and Administrative	10.7%		8.1%	10.7%		8.5%

Third Quarter 2004 Compared to Third Quarter 2003:

     The increase in general and administrative expenses in both absolute dollars and percentage of revenues was primarily attributed to higher legal expenses related to patent filings and the opening and maintenance of international subsidiaries, higher audit and consulting fees associated with compliance with rules and regulations with the Sarbanes-Oxley Act and a net increase of bad debt expense resulting from a deterioration in our aging. Each factor contributed approximately 18%, 23%, and 21%, respectively, to the variance.

First Nine Months 2004 Compared to First Nine Months 2003:

     The increase in general and administrative expenses in both absolute dollars and percentage of revenues was primarily attributed to higher bad debt expense, increased legal fees, and higher audit and consulting fees relating to compliance with the Sarbanes-Oxley Act of 2002. Each factor contributed approximately 34%, 20%, and 18% respectively, to the variance.

Acquired In-Process Research & Development Expenses

     Acquired in-process research & development expenses relate to our licensing of components of Tavve’s technology. Concord has licensed Tavve’s root cause analysis and discovery of layer 2 and 3 network topology to build upon our current position in optimizing application availability and performance across networks and systems.

	Three Months Ended			Nine Months Ended
	Sept 30,		Sept 30,	Sept 30,		Sept 30,
(in thousands)	2004	Percent Change	2003	2004	Percent Change	2003
Acquired in-process research & development expenses	$—	(100.0%)	$994	$100	(89.9%)	$994
Percent of Total Revenues
Acquired in-process research & development expenses	0.0%		3.7%	0.1%		1.3%

Concord completed two purchases of source code from Tavve; one totaling $1.0 million in the three months ended September 30, 2003 and the second for $0.1 million in the three months ending June 30, 2004.

Other Income, Net

     Other income, net consists primarily of interest income, interest expense, foreign currency exchange gains (losses) and miscellaneous foreign taxes.

	Three Months Ended			Nine Months Ended
	Sept 30,		Sept 30,	Sept 30,		Sept 30,
(in thousands)	2004	Percent Change	2003	2004	Percent Change	2003
Interest Income	$1,105	61.5%	$684	$3,267	54.8%	$2,110
Interest Expense	(821)	N/A	—	(2,463)	N/A	—
Other Expense	(33)	-80.4%	(168)	(222)	-58.7%	(538)

Total Other Income, net	$251	-51.4%	$516	$582	-63.0%	$1,572

Percent of Total Revenues
Total Other Income, net	1.0%		2.0%	0.7%		2.1%

Third Quarter 2004 Compared to Third Quarter 2003 and First Nine Months 2004 Compared to First Nine Months 2003:

     The $0.4 million and $1.1 million increase in interest income in the three and nine months, respectively, ended September 30, 2004 as compared to the three and nine months ended September 30, 2003 is attributable to the additional interest income generated by the investment of the $83 million proceeds from the issuance of the Company’s 3.0% Senior Convertible Notes due 2023 (the “Notes”) in December 2003.

     Interest expense includes interest paid on the Notes and amortization of the issuance costs which primarily consist of investment banker, legal and other professional fees. Interest expense was $0.6 million and $1.9 million, respectively, while amortization expense was $0.2 million and $0.5 million, respectively, for the three and nine months ended September 30, 2004. Issuance costs are being amortized over a five-year period to the first date holders of the Notes may require the Company to repurchase the outstanding Notes.

     The decrease in other expenses in the three and nine months ended September 30, 2004 as compared to the three and nine months ended September 30, 2003 is due to smaller foreign currency transaction and translation losses attributable to the US dollar remaining stable or slightly weaker against certain foreign currencies offset by the US dollar strengthening against the Euro.

Provision for Income Taxes

     The provision for income taxes relates to federal, state and foreign taxes.

	Three Months Ended			Nine Months Ended
	Sept 30,		Sept 30,	Sept 30,		Sept 30,
(in thousands)	2004	Percent Change	2003	2004	Percent Change	2003
Provision for Income Taxes	$104	11.8%	$93	$13	-96.3%	$355
Percent of Total Revenues
Provision for Income Taxes	0.4%		0.4%	0.0%		0.5%

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003:

     Our effective tax rate was 31% on a pre-tax profit of $0.3 million in the three months ended September 30, 2004 compared to 16% on a pre-tax profit of $0.6 million in the three months ended September 30, 2003. The effective tax rate for the three months ended September 30, 2004 is a result of the change in our annual projected tax rates. The annual effective tax rate has been adjusted to include the impact of the Option Repurchase, for which we incurred compensation costs of approximately $3.3 million for the purchase of certain outstanding options in the three month period ending December 31, 2004.

First Nine Months 2004 Compared to First Nine Months 2003:

     Our effective tax rate benefit was 14% on a pre-tax profit of $0.1 million in the nine months ended September 30, 2004 compared to 12% on a pre-tax profit of $2.9 million in the nine months ended September 30, 2003. The difference between the statutory federal income tax rate benefit of 35% and the effective tax rate benefit of 14% in the nine months ended September 30, 2004 and 12% tax rate provision in the nine months ended September 30, 2003 is due primarily to the change in our annual projected tax rates. The annual effective tax rate has been adjusted to include the impact of the Option Repurchase.

Liquidity and Capital Resources

	Sept 30,	Percent	December 31,
(in thousands)	2004	Change	2003
Working Capital	$148,428	-0.7%	$149,433
Cash, cash equivalents and marketable securities (net of restricted cash)	$163,304	0.9%	$161,891

	Nine Months Ended
	Sept 30,	Percent	Sept 30,
(in thousands)	2004	Change	2003
Net cash provided by operating activities	$3,277	-61.7%	$8,552
Net cash used in investing activities	$(51,453)	311.5%	$(12,504)
Net cash provided by financing activities	$1,674	-3.8%	$1,740

     Working Capital

     Working capital did not change significantly since December 31, 2003 as the partial reclassification of our deferred tax asset from short term to long term was offset by the decrease of accounts payable.

     Cash, cash equivalents and marketable securities (net of restricted cash)

     Cash and cash equivalents consist of highly liquid investments in time deposits held at major banks, commercial paper, United States government agency discount notes, money market mutual funds and other money market securities with original maturities of 90 days or less. Marketable securities include similar highly liquid investments. The increase in cash, cash equivalents and marketable securities in the nine months ended September 30, 2004 was primarily due to the increase of cash provided by operating activities, which were offset by a $1.3 million decline of unrealized gain in marketable securities following the increase of interest rates.

     Cash provided by operating activities

     Accounts receivable as of September 30, 2004 is consistent with the December 31, 2003 balance of $22.2 million. Average daily sales outstanding (“DSO”) for the quarter increased to 74 days at September 30, 2004 compared to 72 days at December 31, 2003. DSO is calculated by dividing the period end accounts receivable by the quarterly revenue. DSO measures both the age, in terms of days, of our accounts receivable and the average time it takes to turn the receivable into cash. There are a number of factors affecting DSO, including our payment terms, collection ability and the timing of sales made during a quarter. Deferred revenue as of September 30, 2004 as compared to December 31, 2003 increased by $1.6 million, mainly due to an increase in new and renewed maintenance contracts to our larger customer base.

     Cash used for investing activities

     Investing activities have consisted of the investments in marketable securities, acquisition of property and equipment, most notably computer and networking equipment to support the corporate infrastructure, and business acquisitions. The Company manages its market risk on its investment securities by selecting investment grade securities with the highest credit ratings and relatively short duration that trade in highly liquid markets. The negative cash flow from investing activities in the first nine months of fiscal 2004 primarily relates to an increase in the purchase of marketable securities from the proceeds of the Notes.

     Cash provided by financing activities

     Net cash provided by financing activities consisted of the issuance of common stock from the exercise of stock options.

Contractual Obligations

     The following is a summary of our contractual obligations as of September 30, 2004:

	Year Ending December 31,
(in thousands)	2004	2005	2006	2007	2008	Thereafter	Total
Facility and certain equipment leases	$1,054	$3,833	$2,176	$784	$154	$3	$8,004
Minimum royalties payments	50	125	—	—	—	—	175
Convertible notes	—	—	—	—	86,250	—	86,250
Interest payments on the Convertible Notes	647	2,588	2,588	2,588	2,588	—	10,999
Purchase for cash of certain outstanding options	3,295	—	—	—	—	—	3,295

Total commitments	$5,046	$6,546	$4,764	$3,372	$88,992	$3	$108,723

     Contractual obligations for 2004 only represents obligations to be recognized in the fourth quarter of 2004.

     The Company leases its facilities and certain equipment under operating lease agreements extending through July 2009.

     The Company has entered into several software license agreements that provide the Company with exclusive worldwide licenses to distribute or utilize certain patented computer software. The Company bundles third-party software in some of its products when it determines that bundling such software is cost-effective or increases the effectiveness of Concord’s products. The minimum royalty payments are $0.2 million.

     On December 8, 2003, the Company raised $82.7 million, net of fees and commissions, following the issuance of convertibles senior notes with a principal of $86.25 million. The Notes mature in 2023 and bear interest of 3.0%, payable semi-annually in June and December of each year. Concord intends to use the net proceeds of the offering for working capital, general corporate purposes and potentially for future acquisitions of complementary businesses and technologies. Holders of the Notes may elect to convert some or all of the outstanding Notes upon certain events, including a change in control or if during a conversion period, the closing price of our stock exceeds $32.24, which is 120% of the conversion price ($26.87) for 20 trading days in a period of 30 trading days, which starts on the first business day of a quarter. If the threshold is met, then holders may convert their Notes into our common stock at any time during the succeeding 90 days, beginning on the 30th trading day of the quarter. We may redeem some or all of the Notes at any time on or after December 15, 2008. Holders have the right to require the Company to purchase all or a portion of their notes for cash on December 15, 2008, December 15, 2013 and December 15, 2018.

     As of September 30, 2004, the Company’s stock had not exceeded 120% of the conversion price on any trading day since December 8, 2003 and no other events had occurred which would make the Notes convertible. Holders may convert the notes into shares of our common stock at an initial conversion rate of 37.2148 shares of common stock per $1,000 principal amount of notes (representing a conversion price of approximately $26.87 per share which converts into 3,209,776 shares of common stock), subject to adjustment. We may redeem some or all of the Notes on or after December 15, 2008.

     In October 2004, the Company consummated an offer to purchase any and all outstanding options to purchase shares of its common stock with an exercise price per share of $25.00 or more granted under our 1997 Stock Plan (the “Option Repurchase”). In connection with the Option Repurchase, the Company incurred compensation expense of approximately $3.3 million, excluding fees and expenses, in the three month period ending December 31, 2004. A total of 965,242 options were purchased; these shares will be returned to the pool of options available for new grants under the Concord’s 1997 Stock Plan.

     As of September 30, 2004, the Company had available for U.S. federal income tax purposes net operating loss carryforwards of approximately $21.3 million, which expire at various dates through 2021. In addition, as of September 30, 2004, the Company had U.S. federal research and development tax credit carryforwards of approximately $2.8 million, which expire at various dates through 2023. Under current tax law, the utilization of net operating loss and research and development tax credit carryforwards may be subject to annual limitations in the event of certain changes in ownership.

     As required by SFAS No. 109, management of the Company has evaluated the positive and negative evidence bearing upon the realizability of the Company’s deferred tax assets. The Company has reserved for a portion of its deferred tax assets by recording a valuation allowance. The resulting net deferred tax asset of $10.1 million as of September 30, 2004 is based on the Company’s estimate of future taxable income it expects to generate. The reversal of the deferred tax assets valuation allowance is based upon management’s expectation that the Company will generate sufficient taxable income in future periods to allow it to realize its deferred tax assets resulting from the tax benefits associated with its net operating loss carryforwards and its research and development tax credit carryforwards, as well as certain other tax benefits related to book and tax income timing. In the event that actual results differ from these estimates or the Company adjusts these estimates in future periods, the Company may need to establish an additional valuation allowance. Establishing new or additional valuation allowances could materially adversely impact the Company’s financial position and results of operations.

     As of September 30, 2004, the Company has recorded a deferred tax asset of approximately $5.2 million reflecting the benefit of deductions from the exercise of stock options. The Company realized approximately $2.7 million of this benefit as a credit to additional paid in capital during 2003. The remaining valuation allowance of $1.9 million relates to stock option deductions and will be credited to additional paid-in capital when released.

     As of September 30, 2004, we did not have any purchase commitments other than obligations incurred in the normal course of business. These amounts are accrued when services or goods are received. Since our operating results may fluctuate significantly, a decrease in customer demand or a decrease in the acceptance of our future products and services may impact our ability to generate positive cash flow from operations.

     In the future, we expect cash will continue to be generated from our operations. We do not expect the level of cash used in investing activities to acquire property and equipment in 2004 to change significantly from fiscal 2003. We currently plan to reinvest our cash generated from operations in new short and long-term investments in high quality financial, government, and corporate securities or other investments, consistent with past investment practices, and therefore net cash used in investing activities may increase. Cash could be used in the future for acquisitions or strategic investments. There are no transactions, arrangements, or other relationships with non-consolidated entities or other persons that are reasonably likely to materially affect liquidity or the availability of our requirements for capital resources.

     As of September 30, 2004, our principal sources of liquidity included cash, cash equivalents and marketable securities and we believe that our current cash, cash equivalents, marketable securities and cash provided by future operations will be sufficient to meet our working capital, anticipated capital expenditures, contractual obligations and investment needs for at least the next 12 months. Although operating activities may provide cash in certain periods, to the extent the Company experiences growth in the future, our operating and investing activities may require additional cash. Consequently, any such future growth may require the Company to obtain additional equity or debt financing.

Recent Accounting Pronouncements

     At the September 2004 meeting of the Emerging Issues Task Force (EITF) a final consensus was reached on Issue 04-8, Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effect on Diluted Earnings per Share. The issue under consideration concerned whether the dilutive effect of contingently convertible debt with a market price trigger should be included in diluted earnings per share. The EITF determined that these securities should be treated as convertible securities and included in a dilutive earnings per share calculation (if dilutive), regardless of whether the market price trigger has been met. The effective date for this consensus will be the same as the effective date for the revised version of SFAS No. 128, Earnings per Share, yet to be issued by the Board. The Board’s most recent discussion on the effective date for SFAS No. 128R indicates that it will be effective for reporting periods ending after December 15, 2004. In the period of adoption, previously reported earnings per share will be retroactively restated While the Company’s Notes fall within the scope of EITF 04-8, the Company believes that the adoption of this standard will not have a material impact on its diluted earnings per share as the inclusion of such Notes is expected to be anti-dilutive.

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

     In July 2003, we completed the acquisition of netViz, a developer of software that enables customers to visualize business processes and allows them to map relationships within the supporting technology infrastructure through data-driven icons. We must continue to integrate the netViz personnel, manage operations and personnel in multiple locations, and retain and add new netViz customers. Our efforts to integrate netViz may not be successful, which could adversely impact our business. Future acquisition targets will likely present integration challenges similar to the challenges encountered in connection with the acquisition of netViz. The netViz acquisition and future acquisitions, if any, may adversely impact our business through:

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

     During the third fiscal quarter of 2003, we completed the acquisition of netViz and entered into a license agreement with Tavve Software Co. to acquire Tavve’s technology relating to root cause analysis and discovery of layers 2 and 3 of the network topology. We continue to work on the integration of the netViz® technology, the eHealth® Suite technology, and the Tavve technology to enable customers to employ data-driven icons to visualize and take action on the critical relationships between business processes, application services, and network and system infrastructures.

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

     We have expended considerable resources to the research and development of new technologies and new or improved product features that have enabled us to retain existing customers and penetrate new markets both in the United States and internationally. These efforts have focused on key areas of our business including developing solutions to meet the needs of the business service management, VoIP, and mobile wireless markets. We cannot ensure that we can generate revenue growth on a quarterly or annual basis, or that we can achieve or sustain any revenue growth in the future.

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

     The level of our indebtedness among other things, could:

•	make it difficult for us to make payments on the Notes;

•	make it difficult for us to obtain any necessary financing in the future for working capital, capital expenditures, debt service requirements or other purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we compete; and

•	make us more vulnerable in the event of a downturn in our business.

Our success is dependent upon sales to telecommunication carriers and service providers.

     We derive and likely will continue to derive a significant portion of our revenues from the sales of our products and services to telecommunication carriers and service providers. Purchases of products and services by telecommunication carriers and service providers have been subject to unpredictable buying patterns, which may continue in the future. The volume of sales of our products and services to telecommunication carriers and service providers may increase at a slower rate than we expect or our sales to these customers may decrease.

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

     We derive significant revenues from the sale of eHealth® Suite products and services, and we expect that revenues from these products and services will continue to account for a significant portion of our revenues in the foreseeable future. Broad market acceptance of these products and services is critical to our future success. We cannot ensure that market acceptance of our eHealth® Suite products and services will increase or even remain at current levels. Factors that may affect the market acceptance of our products and services include:

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

     We derive and likely will continue to derive a significant portion of our revenues from the sales of our services, specifically including the sale of technical support services, to our customers. A decrease in the number of customers purchasing services may adversely impact our company. We continually assess our services offerings to enable us to provide services that are desired by our customers. In general, most of our customers purchase services when buying our products, but we cannot ensure that our future services offerings will meet the demands of the market and a corresponding decrease in services revenue may occur.

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

     The market for our application availability and performance products is in an early stage of development. Although the rapid expansion and increasing complexity of computer applications, systems, and networks in recent years have increased the demand for availability (i.e., fault) and performance management software products, the awareness of, and the demand for, an integrated fault and performance solution is a recent development; therefore, it is difficult to assess:

•	the size of this market;

•	the appropriate features and prices for products to address this market;

•	the optimal distribution strategy; and

•	the market that will develop and the impact of large competitors within the market.

     The development of this market and our growth will depend significantly upon the desire and success of telecommunication carriers, managed services providers, and enterprise customers to integrate availability and performance management functionality into their applications, systems, and networks. Moreover, if demand for integrated availability and performance management software products and services increases, we anticipate that our competitors will introduce additional competitive products and services and new competitors could enter our market and offer alternative products and services which could result in decreased market acceptance of our products and services.

The markets for our products are intensely competitive and rapidly evolving.

     We sell software products designed to help companies effectively manage their applications, systems, and networks. As we offer application availability and performance products to manage the IT infrastructure, we compete both with companies that market comprehensive products to manage the IT infrastructure and with companies that market products for particular segments of the IT infrastructure (e.g., applications and networks). The markets for our products are intensely competitive and rapidly evolving. Our competitors include:

•	application performance and availability management software vendors;

•	business service management solution vendors;

•	fault management software vendors;

•	IT visualization software vendors;

•	report toolset niche vendors;

•	enterprise management software, framework and platform providers;

•	software vendors providing service assurance for the wireless market;

•	large, well-established management framework companies that have developed network or application management platforms;

•	developers of network element management solutions;

•	probe vendors;

•	telecommunications vendors;

•	system agent vendors; and

•	vendors that provide, as a service, some of the functionality of our products.

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

     Moreover, if demand for data-driven visualization products increases, we anticipate increased competition in the market from existing and new competitors that could enter our market and offer alternative products which could result in decreased market acceptance of our products.

There are limitations on the effectiveness of our controls.

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

We may need future capital funding.

     We plan to continue to expend substantial funds on the continued development, marketing, and sale of our products. While we have approximately $163.3 million in short term investments (cash, cash equivalents and marketable securities) as of September 30, 2004, we cannot ensure that our existing capital resources and any funds that may be generated from future operations together will be sufficient to finance our future operations or that other sources of funding will be available on terms acceptable to us, if at all. In addition, future sales of substantial amounts of our securities in the public market could adversely affect prevailing market prices and could impair our future ability to raise capital through the sale of our securities.

We must introduce product enhancements and new products on a timely basis.

     In order to remain competitive, we must introduce product enhancements and new products on a timely basis. Because of rapid technological change in the software industry, potential changes in the architecture of the IT infrastructure, changes in the software markets in which our product and services are sold, and changes in industry standards, the market acceptance of updated versions of our products is difficult to estimate. We cannot ensure that:

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

     Our products are used to manage computer applications, systems, and networks. Presently, manufacturers of both hardware and software have not implemented these functions into their products in any significant manner. These products typically include, but are not limited to, operating systems, workstations, network devices, and software. If manufacturers begin to incorporate these functions into their products, specifically including application vendors, it may decrease the value of our products and have a substantial impact on our business.

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

     We currently outsource, on a limited basis, development and testing of certain software products to locations in Europe and Asia. Our efforts to outsource development and testing of software may be adversely affected by various factors, including: geopolitical instability, political conditions in countries where our development and testing activities occur, increased costs associated with outsourcing, relationships with independent contractors performing such product development and testing, and the enforceability of legal arrangements by which we protect our intellectual property rights in connection with these activities. The occurrence of any event that would adversely affect our outsourcing of development and testing of software may have an impact on our business.

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

We must continue to integrate new technologies and standards.

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

     We have developed a number of these relationships and intend to continue to develop new “channel partner” relationships to increase products and services sales through our distribution channels. We have focused on identifying and developing our key distribution partners worldwide to maximize the success of our indirect sales. Our success depends upon our ability to attract and retain valuable channel partners and to accurately assess the size and vitality of the markets in which our products and services are sold. While we have implemented policies and procedures to achieve this and will continue to undertake efforts to improve our channel business, we cannot predict the extent to which we are able to attract and retain financially stable, motivated channel partners. Additionally, our channel partners may not be successful in marketing and selling our products and services. We may:

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

Our success depends on attracting, retaining, and training key personnel.

     Our performance depends substantially on the performance of our key technical, senior management, finance, sales and marketing personnel. We may lose, or fail to attract, the services of key personnel. However, we cannot ensure that we will successfully attract, assimilate, or retain highly qualified technical, managerial or sales and marketing personnel in the future.

     In addition to attracting and retaining key personnel, we have also expended efforts to improve the training of our sales personnel. While we believe that the sales training should improve sales going forward, we cannot ensure that the sales training will be effective or that revenue will increase following completion of the sales training.

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

     (b) Foreign Currency Exchange Rate Risk

     We use forward contracts from time to time to reduce our exposure to foreign currency risk due to fluctuations in exchange rates underlying the value of accounts receivable denominated in foreign currencies held until such receivables are collected. A forward contract obligates us to exchange predetermined amounts of specified foreign currencies at specified exchange rates on specified dates. These forward contracts, to qualify as hedges of existing assets, are denominated in the same currency in which the underlying foreign currency receivables are denominated and bear a contract value and maturity date that approximate the value and expected settlement date, respectively, of the underlying transactions. For contracts that are designated and effective as hedges, unrealized gains and losses on open contracts at the end of each accounting period, resulting from changes in the fair value of these contracts, are recognized in earnings in the same period as gains and losses on the underlying foreign denominated receivables are recognized and generally offset.

     We do not enter into or hold derivatives for trading or speculative purposes, and we only enter into contracts with highly rated financial institutions. We plan to continue to utilize forward contracts and other instruments in the future to reduce our exposure to exchange rate fluctuations from accounts receivable denominated in foreign currencies, and we may not be able to do this successfully. Accordingly, we may experience economic loss and a negative impact on earnings and equity as a result of foreign currency exchange rate fluctuations. At September 30, 2004, the Company did not have any forward contracts outstanding.

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

CONCORD COMMUNICATIONS, INC.

FORM 10-Q, September 30, 2004

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

(a) Claims

     On April 30, 2004, the Company received a letter from LMS Technology Distributions SDN BHD (“LMS”) of Malaysia that demands that the Company reimburse LMS for approximately $4.65 million in alleged losses arising out of the Company’s purported wrongful termination of a Concord Authorized Reseller Agreement (the “CAR Agreement”) with LMS. The Company disputes that the CAR Agreement was wrongfully terminated or that LMS is owed any of the amounts claimed, and the Company intends to defend vigorously against the demand. It is not possible to predict or determine the outcome of these demands or to provide ranges of losses that may arise, if any.

     In November 2003, Concord received notice from a former sales employee in France, stating that he was wrongfully dismissed in July 2003. The former employee filed a wrongful termination lawsuit against Concord claiming approximately $0.4 million in damages. Concord disputes that the former employee was wrongfully terminated and intends to vigorously defend against this claim. However, Concord has determined, in the three month period ending September 30, 2004, that the amount of the loss was probable and could be estimated as defined by SFAS No. 5, Accounting for Contingencies; thus, an amount of $0.12 million has been accrued.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITES AND USE OF PROCEEDS

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the three months ended September 30, 2004.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) Exhibits

     The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Report.

CONCORD COMMUNICATIONS, INC.

FORM 10-Q, September 30, 2004

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Concord Communications, Inc.

/s/ Melissa H. Cruz

November 5, 2004	Name:	Melissa H. Cruz
	Title:	Executive Vice President, Business Services
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

     The following designated exhibits are either filed herewith or, where information is provided under the SEC Document Reference heading corresponding to such exhibit, incorporated by reference to such filing

Exhibit No.	Description	SEC Document Reference
3.01	Restated Articles of Organization of the Company	Exhibit No. 3.01 on Form 10-K, for the period ended December 31, 1997

3.02	Restated By-laws of the Company	Exhibit No. 3.02 on Form 10-K, for the period ended December 31, 1998

4.01	Indenture by and between the Company and Wilmington Trust Company, as Trustee dated as of December 8, 2003.	Exhibit No. 4.3 to Registration Statement on Form S-3 (No. 333-112091)

4.02	Registration Rights Agreement by and between the Company and Bear, Stearns & Co. Inc. dated as of December 8, 2003.	Exhibit No. 4.4 to Registration Statement on Form S-3 (No. 333-112091)

10.03	Equipment Line of Credit Letter Agreement between the Company and Fleet Bank dated as of June 9, 1997	Exhibit No. 10.03 to Registration Statement on Form S-1 (No. 333-33227)

†10.04	1995 Stock Plan of the Company	Exhibit No. 10.04 to Registration Statement on Form S-1 (No. 333-33227)

†10.05	1997 Stock Plan of the Company	Exhibit No. 10.01 on Form 10-Q, for the period ended June 30, 1998

†10.06	1997 Stock Plan of the Company, as amended on March 12, 1998, March 1,1999, May 15, 1999 and March 8, 2000	Exhibit No. 10.06 on Form 10-K, for the period ended December 31, 2000

†10.07	1997 Employee Stock Purchase Plan of the Company	Exhibit No. 10.06 to Registration Statement on Form S-1 (No. 333-33227)

†10.08	1997 Non-Employee Director Stock Option Plan as amended on March 8, 2000 and April 25, 2001	Exhibit No. 10.08 on Form 10-K for the period ended December 31, 2000

†10.09	The Profit Sharing/401(K) Plan of the Company	Exhibit No. 10.08 to Registration Statement on Form S-1 (No. 333-33227)

10.10	Lease Agreement between the Company and John Hancock Mutual Life Insurance Company dated March 17, 1994, as amended on March 25, 1997	Exhibit No. 10.09 to Registration Statement on Form S-1 (No. 333-33227)

10.11	First Amendment to Lease Agreement between the Company and John Hancock Mutual Life Insurance Company dated March 25, 1997	Exhibit No. 10.10 to Registration Statement on Form S-1 (No. 333-33227)

Exhibit No.	Description	SEC Document Reference
10.12	Form of Indemnification Agreement for directors and officers of the Company	Exhibit No. 10.11 to Registration Statement on Form S-1 (No. 333-33227)

10.13	Restated Common Stock Registration Rights Agreement between the Company and certain investors dated August 7, 1986	Exhibit No. 10.12 to Registration Statement on Form S-1 (No. 333-33227)

10.14	Amended and Restated Registration Rights Agreement between the Company and certain investors dated December 28, 1995	Exhibit No. 10.13 to Registration Statement on Form S-1 (No. 333-33227)

†10.15	Management Change in Control Agreement between the Company and John A. Blaeser dated as of August 7, 1997	Exhibit No. 10.14 to Registration Statement on Form S-1 (No. 333-33227)

10.16	Management Change in Control Agreement between the Company and Kevin J. Conklin dated as of July 23, 1997	Exhibit No. 10.15 to Registration Statement on Form S-1 (No. 333-33227)

†10.17	Management Change in Control Agreement between the Company and Ferdinand Engel dated as of July 23, 1997	Exhibit No. 10.16 to Registration Statement on Form S-1 (No. 333-33227)

†10.19	Management Change in Control Agreement between the Company and Melissa H. Cruz dated as of June 12, 2000	Exhibit No. 10.18 on Form 10-Q filed on August 14, 2000

†10.21	Stock Option Agreement dated January 1, 1996 between the Company and John A. Blaeser	Exhibit No. 10.19 to Registration Statement on Form S-1 (No. 333-33227)

†10.22	Stock Option Agreement dated January 1, 1996 between the Company and John A. Blaeser	Exhibit No. 10.20 to Registration Statement on Form S-1 (No. 333-33227)

10.24	Form of Shrink-Wrap License	Exhibit No. 10.22 to Registration Statement on Form S-1 (No. 333-33227)

†10.28	2000 Non-Executive Employee Equity Incentive Plan	Exhibit 10.28 on Form 10-K, for the period ended December 31, 2000

†10.31	2001 Non-Executive Employee Stock Purchase Plan	Exhibit No. 10.31 on Form 10-Q filed on November 5, 2001

†10.34	Management Change in Control Agreement between the Company and Douglas Batt dated as of November 18, 2002	Exhibit No. 10.34 on Form 10-K filed on March 19, 2003

†10.35	Management Change in Control Agreement between the Company and Daniel Sheahan dated as of November 18, 2002	Exhibit No. 10.35 on Form 10-K filed on March 19, 2003

Exhibit No.	Description	SEC Document Reference
10.36	Employment Agreement between the Company and Daniel Sheahan dated August 10, 2001	Exhibit No. 10.36 on Form 10-K filed on March 19, 2003

10.37	Registration Rights Agreement by and between the Company and Vo Ngoc Tran dated as of July 17, 2003.	Exhibit No. 4.1 to Registration Statement on Form S-3 (No. 333-108068)

10.38	Registration Rights Agreement by and between the Company and Bear, Stearns & Co. Inc. dated as of December 8, 2003.	Exhibit No. 4.5 to Registration Statement on Form S-3 (No. 333-112091)

10.39	Management Agreement between the Company and Ellen (Kokos) Rogers dated as of October 22, 2003	Exhibit No. 10.39 on Annual Report on Form 10-K for the period ended December 31, 2003

10.40	Management Change in Control Agreement between the Company and Dayton Semerjian dated as of April 30, 2004	Exhibit No. 10.40 on Form 10-Q for the period ended June 30, 2004

12.01	Statement regarding Computation of Ratio of Earnings to Fixed Charges	Exhibit No. 12.01 to Registration Statement on Form S-3 (No. 333-112091)

21.01	Subsidiaries of the Company	Exhibit No. 21.01 on Form 10-K for the period ended December 31, 2003

*31.01	Certification of John A. Blaeser pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

*31.02	Certification of Melissa H. Cruz pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

*32.01	Certification of John A. Blaeser pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

*32.02	Certification of Melissa H. Cruz pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

*	filed herewith

†	Indicates a management contract or compensatory plan or arrangement.