Form 10-K
period 2004-12-31
CONCORD COMMUNICATIONS INC
filed 2005-03-16
CIK 915290

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington DC 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission file number 0-23067
CONCORD COMMUNICATIONS, INC.
(Exact name of registrant as specified in its charter)

Massachusetts	04-2710876
(State of incorporation)	(IRS Employer Identification Number)
400 Nickerson Road
Marlborough, Massachusetts 01752
(508) 460-4646
(Address and telephone number of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:     None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $0.01 per share
(Title of class)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K     ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2):     Yes ☑          No ☐
      The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing sale price of the registrant’s common stock on June 30, 2004, as reported on the NASDAQ National Market was approximately $208,801,000
      The number of shares outstanding of Common Stock as of March 11, 2005 was 18,494,361.
DOCUMENTS INCORPORATED BY REFERENCE

Document	Form 10-K Reference

Portions of the Registrant’s Proxy Statement for its Annual Meeting of Stockholders to be held on May 4, 2005 to be filed within 120 days of the end of the fiscal year ended December 31, 2004.	Part III, Items 10, 11, 12 and 14

PART I
Item 1.	Business	1
Item 2.	Properties	20
Item 3.	Legal Proceedings	21
Item 4.	Submission of Matters to a Vote of Security Holders	21
PART II
Item 5.	Market for the Registrant’s Common Stock and Related Stockholder Matters	22
Item 6.	Selected Financial Data	23
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	47
Item 8.	Financial Statements and Supplementary Data	48
Item 9A.	Controls and Procedures	48
PART III
Item 10.	Directors and Officers of the Registrant	49
Item 11.	Executive Compensation	50
Item 12.	Security Ownership of Certain Beneficial Owners and Management	50
Item 13.	Certain Relationships and Related Transactions	50
Item 14.	Principal Accountant Fees and Services	50
PART IV
Item 15.	Exhibits and Financial Statement Schedules	51
	Signatures	83
	Exhibit Index	84
Ex-3.02 Restated By-Laws of the Company
EX-10.06 1997 STOCK PLAN
Ex-10.08 1997 Non-Employee-Director Stock Option Plan
Ex-10.16 2004 Non-Executive Employee Stock Purchase Plan
Ex-10.18 Form of 1997 Non-Qualified Stock Plan Agreement
Ex-10.25 Form of 1997 Non-Qualified Option Agreement
Ex-10.30 Form of 1997 Executive Incentive Stock Option Agreement
Ex-10.33 Aprisma Management Technologies 2003 Equity Participation & Retention Plan
Ex-10.40 Management Change in Control Agreement
Ex-10.42 Form of Restricted Stock Grant Agreement
Ex-21.01 Subsidiaries of the Company
Ex-23.01 Consent of PricewaterhouseCoopers LLP
Ex-31.1 Certification of John A. Blaeser
Ex-31.2 Certification of Melissa H. Cruz
Ex-32.1 Sect. 906 Certification of John A. Blaeser
Ex-32.2 Sect. 906 Certification of Melissa H. Cruz

PART I
      This document contains forward-looking statements. Any statements contained herein that do not describe historical facts are forward-looking statements. Concord Communications, Inc. (“Concord”) makes such forward-looking statements under the provisions of the “safe harbor” provided in Section 21E of the Securities Exchange Act of 1934. The forward-looking statements contained herein are based on current expectations, but are subject to a number of risks and uncertainties. Concord’s actual future results may differ significantly from those stated in any forward-looking statements. Factors that may cause such differences include, but are not limited to, the factors discussed elsewhere in this Form 10-K under the heading “Factors That Could Affect Future Results.”

Item 1.	Business
Overview and Recent Acquisitions
      Concord provides a Business Service Management (“BSM”) software solution to enterprises and service providers. Concord’s software solution, the eHealth® Suite,

•	maps information technology (“IT”) services to business needs,

•	measures the actual end user experience; and

•	manages application, system and network infrastructures.
      On February 22, 2005, we completed the acquisition of Aprisma Holdings, Inc. Prior to its acquisition by Concord, Aprisma Holdings, Inc. was a privately held software company owned by Gores Technology Group and its operating subsidiary, Aprisma Management Technologies, Inc. (“Aprisma”). The purchase price was $93.0 million, which payment was adjusted by (i) the amount of net debt owing by Aprisma to certain of its lenders at the time of closing (which debt will be paid off by Concord) and (ii) certain payment obligations owing by Aprisma under its equity participation plan. Concord’s cash payment to acquire Aprisma on February 22, 2005 was approximately $82.4 million. The acquisition was completed in the first quarter of 2005 and will be accounted for under the purchase method of accounting in the three months ended March 31, 2005 (see Note 14 of the Notes to Consolidated Financial Statements).
      Aprisma’s SPECTRUM® software manages the availability of IT infrastructures and the business services that rely on them. Concord believes that strategically combining the two companies’ complementary technologies will enable Concord to expand its ability to deliver a new generation of intelligent BSM software that maps IT services to business processes, measures the actual end-use experience, and manages the entire IT infrastructure. Aprisma, which profitably generated approxmately $43.8 million in 2004 revenues, will operate as a business within Concord.
      On January 5, 2005, we completed the acquisition of privately held Vitel Software, Incorporated. Vitel’s software enables enterprises and service providers to manage the performance of voice networks and messaging systems that are either internet protocol-based, time division multiplexing-based, or include a hybrid of both. In addition, Concord’s eHealth for Voice provides a unified view into the performance of voice networks built on equipment from multiple vendors such as market leaders Avaya, Cisco, and Nortel Networks. The purchase price was $4.1 million, including $0.1 million in direct costs of acquisition and was substantially paid in cash during the three months ending March 31, 2005. The acquisition will be accounted for under the purchase method of accounting in the three months ending March 31, 2005. (see Note 14 of the Notes to Consolidated Financial Statements).
      On July 17, 2003, we completed the acquisition of privately held netViz. netViz’s software enables users to visualize business processes and allows them to map relationships within the supporting technology infrastructure through data-driven icons. Consideration for the acquisition totaled $10.3 million, including transaction costs of $0.3 million. The consideration paid to netViz’s stockholders consisted of $5.0 million in cash paid at closing and $5.0 million of our common stock. (see Note 2 of the Notes to Consolidated Financial Statements).

      We were organized as a Massachusetts corporation in 1980 under the name Concord Data Systems, Inc., and changed our name to Concord Communications, Inc. in 1986. Our principal executive offices are located at 400 Nickerson Road, Marlboro, Massachusetts 01752 and our telephone number is 508-460-4646. Our web site is http://www.concord.com/. We make available, free of charge, through our website, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished as soon as reasonably practicable after we have filed them with the Securities and Exchange Commission. The information posted on our web site is not incorporated into this Annual Report. The public can also obtain access to such reports at the Securities and Exchange Commission’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549, by calling the SEC at 1-800-SEC-0330 or by accessing the SEC’s website which is http://www.sec.gov/.
Business Service Management Market
      Business process automation has resulted in tremendous increases in productivity and profitability, but has also presented new business challenges. For one, maintaining the availability and performance of business services has become more critical. Specifically, Line of Business (“LOB”) and IT managers require knowledge of the following metrics to understand how IT relates to business services provided:

•	Availability of the services is critical, because a service that is not available has a detrimental effect on the business;

•	Performance of the services matters because slow services have an economic cost and may indicate that more serious problems are to follow; and

•	Service capacity. Excess service capacity is expensive. However, inadequate capacity leads to shortages or outages. IT managers rely on capacity data to closely manage expenses as well as to plan additional investments necessary to provide particular levels of service.
      Business Service Management (“BSM”) solutions provide knowledge about availability, performance and service capacity. These solutions link IT services to business needs. They help detect problems before end users are impacted. They enable IT managers and their business counterparts to speak a common language. They also help IT managers and the LOB manage their portfolio of IT services.
      Using solutions to holistically view business services, rather than narrowly view the infrastructure and application components, helps companies reduce costs and increase revenue by maintaining higher availability and better performance of business services. The core benefits of BSM include:

•	Maintaining business service delivery by quickly identifying and correcting IT service problems;

•	Creating a high level of customer service and satisfaction;

•	Sustaining the company’s revenue stream;

•	Creating a unified business focus for the whole company — management, business units, and the IT staff;

•	Improving communication between the IT department and the business units; and

•	Increasing the value of the IT resource.
General
      Concord develops, markets and supports a BSM software solution, the eHealth® Suite. The eHealth Suite of products is designed for three main functions: map, measure, and manage.

•	MAP — eHealth maps IT services to business processes and delivers an executive business view to key performance indicators.

•	MEASURE — eHealth measures the actual end-user experience. This is the most effective method to determine how well a business service is being delivered. Observational testing is one method of directly measuring actual user experience, while synthetic testing simulates the same. Concord’s eHealth delivers both of these measurement capabilities, allowing organizations to see the impact of IT services on the business.

•	MANAGE — eHealth manages the end-to-end IT infrastructure and enables IT organizations to move away from the “stove-pipe” management frameworks of the past. As a result, IT organizations are better able to meet or exceed service level agreements (“SLAs”) with their line of business customers, increase uptime, accelerate performance and reduce costs.

Market Segments Served
      Specific business market segments that we target are enterprises across a number of key verticals and service providers.

•	Enterprises use our eHealth® Suite of products to protect their revenue by ensuring that critical applications are available when needed. Our software also allows them to reduce expenses by limiting the need for incremental IT administrators and equipment as their business and IT infrastructures expand. IT personnel can also use our software to plan the future capacity of their IT infrastructure. Concord sells into 17 different vertical markets, with a focus on financial services, insurance, manufacturing, and retail. Government is also a key target market for Concord.

•	Service providers include both managed service providers and traditional telecommunication companies. Managed service providers are those organizations that provide IT services to enterprises for a fee. These companies use the eHealth® Suite to monitor compliance with service level agreements, maintain the quality of their services and introduce new services for their business customers. Telecommunication carriers that provide services like cable, broadband internet and wireless services to residential and commercial businesses rely on the eHealth® Suite to maintain the quality of their services such as network and bandwidth services, web hosting, data center/co-location services or to provide internet services.
      We market to our customers through a direct sales force, sales agents, value-added resellers, distributors, managed service providers and telecommunication carriers. As of December 31, 2004, we had over 3,000 eHealth customer accounts operating in and serving a broad variety of industries. Additionally, we had several thousand netViz customers, also with a broad industry vertical mix. One North American telecommunications customer accounted for 10.1% of revenues in 2004 and no individual customer or reseller accounted for more than 10% of revenues in 2003 and 2002.
The eHealth® Solution
      Our eHealth® Suite software is automated, scalable, web-based management software for business-critical applications, systems, and networks. We work to incorporate the following distinctive features into our software:
      Easy to Deploy and Manage. Often, our software can be installed quickly. Once installed, our products have logical drilldowns and their use is intuitive. Our reporting provides easy to understand metrics with information about critical areas of the infrastructure and related services. The eHealth® Suite is designed to simplify management of the heterogeneous mix of network devices, client and server operating systems, hardware platforms, technologies, and applications that typically comprise today’s IT infrastructures.
      Wide Technology Coverage. eHealth® embeds algorithms, intelligence, knowledge, and analysis for hundreds of different devices and many applications. This saves customers enormous amounts of time in collecting detailed data from various devices. It also quickly enables management across a broad spectrum of industry standard applications like Microsoft Exchange and Information Internet Server; open source Apache; CRM systems from Siebel; application services like Citrix; industry standard operating systems like UNIX, Microsoft Windows NT and Windows 2000, and Linux; and industry standard networking technologies such as ATM, Frame Relay, VoIP, Quality of Service (“QoS”), DSL, cable, and wireless.

      Flexible Reporting. eHealth can generate many types of reports for multiple levels of management. For example, chief information officers can get a general overview of application availability and performance while technical personnel can get detailed reports about specific transactions, client and server components, hardware equipment components, bandwidth components and network services.
      Highly Scalable. eHealth is scaleable to meet the demands of management as an organization’s IT infrastructure expands. Add-on software licenses or additional agent software can be purchased as a customer grows and expands. As expansion occurs, eHealth is capable of data collection, analysis, and reporting for up to 80,000 elements by a single console. Our distributed architecture allows configurations, viewable from a single console that supports collection and reporting of up to 1,000,000 elements.
Products and Technology
      eHealth contains three solution sets designed to manage applications, servers and networks. eHealth® also contains a number of suite-wide products that operate across applications, networks and servers such as the Business Service Console and Live Health.
eHealth® E2E Console
      eHealth® E2E console is the centerpiece of the eHealth Suite. It provides a centralized view of availability and performance data across applications, systems and networks. It is a graphical user interface for end-users and administrators that combines an efficient engine for collecting data, an industry standard database, and flexible reporting capabilities. It analyzes collected information, along with the raw data, and stores the information in the database. This analysis and information is available via the console, and it is also accessible through a web based user interface or through scheduled reports.
eHealth® for Applications
      This solution enables IT personnel to manage the availability and performance of applications through the following methods:

•	Synthetic Testing is the execution of repeatable, scheduled simulated application transactions. Active testing can take place at the desktop, server, or router, providing availability or performance data about an application from these strategic locations in customers’ infrastructures.

•	Observational Monitoring collects application performance information from actual users in a non-intrusive, observational manner; it occurs at the client desktop and measures the actual experience of the end user.

•	Managing Applications on Servers helps IT personnel optimize the performance and availability of applications running on systems, such as Apache, Microsoft Exchange, SQL Server and Oracle. Our solution works by collecting application metrics from eHealth® application insight modules residing on application servers.
      Using the methods described for application management, IT personnel can analyze the historical availability and performance of applications. IT personnel can also analyze the availability and performance through our eHealth® Live Health product for real-time detection of degrading performance and declining availability.
      eHealth® for Systems — provides information about servers and systems. It also enables IT personnel to manage the performance and availability of these devices and collects metrics such as available memory and disk space from Concord’s and other third-party agents. The information is stored in the database. Comprehensive analysis is then performed on various combinations of metrics and time periods. The information is also delivered to Concord’s eHealth® Live Health application for real-time detection of system failures, potential outages, and delays.
      eHealth® for Networks — manages the performance and availability of key network devices such as LANs, WANs, Frame Relay, ATM, QoS, Wireless LAN, DSL, VoIP, cable technologies and Remote Ac-

cess Equipment. This product discovers, analyzes, and reports on network resources. This allows network managers to track performance, plan capacity, and detect sources of service delay. This permits network managers to understand service levels, proactively address potential network failures, manage bandwidth and capacity, watch for security violations, and understand the usage patterns of the network and the network’s various elements. It integrates with operational support systems (“OSS”) from Lucent, Newbridge, Hewlett-Packard, Micromuse, and Cisco’s VPN Solutions Center.
eHealth® — Suite Wide Solutions

•	eHealth® Live Health — identifies outages, potential outages and sources of delay across applications in real time, enabling rapid problem diagnosis. eHealth® Live Health provides out-of-the-box profiles that detect IT slowdowns and service degradation.

•	Distributed eHealth® — runs and manages eHealth® applications across multiple eHealth® systems as if they are one system. Our distributed architecture solution allows configurations, viewable from a single console, which supports collection and reporting of up to 1,000,000 data elements.

•	Netviz® — enables users to visualize business processes and allows them to map relationships within the supporting technology infrastructure through data-driven icons.

•	Spectrum® — manages the health and performance of networks and the business services that rely on them, including performing root cause analysis, event correlation, service modeling, and topological discovery and display.

•	Vitel IVIZE Product — enables enterprises and service providers to manage the performance of next-generation IP and legacy voice networks and messaging systems, including voice mail, from multiple vendors.
Sales and Marketing
      We sell our products in the United States through a direct sales force, sales agents, and value added resellers (“VARs”). Internationally we sell primarily through distributors.
      As of December 31, 2004, we had 30 North America sales teams, each composed of one direct sales person and a shared regional resource pool of technical pre-sales people. The North America sales teams rolled up into 8 regions targeting the following four divisions: East, Central, West, and Federal Government. We had 25 international sales teams, also composed of one direct sales person and three shared regional resource pools of technical pre-sales people. The international sales teams rolled up into 7 regions targeting the following three geographic divisions: Europe, Middle East and Africa; Asia/ Pacific; and Latin America. In addition, we employed 25 inside sales, technical and management individuals who support both the North America and International sales teams. As of December 31, 2004, we employed 125 sales personnel.
      In 2004, we had relationships with 11 North American VARs and 64 international VARs. It is the responsibility of each sales team to manage all sales within its geographic territory by managing sales agents, VARs, distributors, network service providers and outsourcers, as well as selling directly to customers. In 2003, we introduced the Concord Authorized Reseller (“CAR”) program, which provides for a fixed annual fee, product, services, and sales training to our VARs and distributors. This program was set up to improve the ability of the indirect channel to better penetrate international markets, such as Europe and the Asia/ Pacific region.
      Additionally, we had relationships with 228 telecommunication carriers and managed service providers. These carriers and service providers offer our products as part of their service offerings. As of December 31, 2004, we also had relationships with development partners that work with our direct sales force, including Alcatel SA, Cap Gemini Ernst & Young, Cisco Systems, Inc., Dimension Data, Hewlett-Packard Co., KPMG Consulting, Juniper Networks, Inc., Nortel Networks Corp., and Siemens AG. We also have a professional services referral program aimed at our key network-consulting partners. Under this program, we will provide professional services through these partners directly to our customers.

      We generate sales leads through seminars, trade shows, internet postings, press articles, referrals, mass mailings and cold calling as well as through relationships with sales agents, distributors, VARs, network service providers and outsourcers. As of December 31, 2004, we employed 34 marketing personnel who position, promote, and market our products. These individuals are engaged in a variety of activities, including direct marketing, public relations, tradeshows, advertising, internet postings, and seminars.
Customer Service
      Our post-sales support organization is responsible for providing ongoing technical support, professional service and training for our customers. For an annual maintenance fee, a customer receives telephone, email, and web-based support, as well as updated product releases. We offer support coverage 24 hours a day, seven days a week to customers for an additional annual fee. We offer a web-based tool, Service Express, which enables customers to find, via our website, answers to questions and solutions to technical support issues. We also provide a toll-free customer support line to all customers via our call center located in the United States and Australia. In early 2003, we opened a call center in Australia in order to improve our ability to support our customers and resellers in the Asia-Pacific region. Support personnel are on call to answer the technical support calls and generally provide same-day responses to questions that cannot be resolved during the initial call. All calls are logged, opened, tracked, and closed with regular updates to the customer, our sales teams, and our executive management team.
      As of December 31, 2004, we employed 42 technical post-sales support personnel and 4 inside sales representatives. In addition, we had 48 professional service and training personnel who provide services to our customers on a fee-for-service basis.
Research and Product Development
      Our future success depends in large part on our ability to enhance existing products and develop new products that maintain technological competitiveness and deliver value to existing and new customers. We have made and intend to continue to make substantial investments in product development. Extensive product development input is obtained through customers; our monitoring of end user needs and changes in the marketplace.
      During 2002, we introduced a new distributed infrastructure with a focus on large-scale installations and ease of administration. The introductions of new technologies like DSL, VPN, SAN, wireless, and others rounded out the end-to-end solution set in that same year. During 2003, we integrated the Oracle database software into our products, which enabled us to replace the Ingres database with the Oracle product. We now offer one single database solution to our customers. We also added significant enhancements to our wireless offerings and introduced our VoIP product. In 2004, we developed and released the Business Services Console, supplementing our current E2E Console, by providing our customers’ senior managers with a top-level view of key IT business services.
      Research and product development expenses, excluding in process research & development (“IPRD”) expenses, were $25.2 million, $22.8 million and $21.9 million in 2004, 2003 and 2002, respectively, representing 23.7%, 21.9% and 23.3% of total revenues for those 3 years. IPRD expenses were $0.1 million, $1.0 and $0 in 2004, 2003 and 2002, respectively, representing 0.1%, 1.0% and 0.0% of total revenues for those 3 years. IPRD in 2004 relates to the licensing of components of Tavve’s technology, which will become redundant with the acquisition of Aprisma, as this acquired company has similar technology.
      We anticipate that we will continue to commit substantial resources to research and development in the future and that product development expenses may increase in absolute dollars in future periods. To date, our development efforts have not resulted in any capitalized software development costs. As of December 31, 2004, our product development organization consisted of 116 people.

License and Service Revenues
      Our revenues are generated from license revenues and service revenues. License revenues represent fees earned from licensing our software. License revenues accounted for 47.1%, 52.1% and 54.6% of total revenues in 2004, 2003 and 2002, respectively. Concord’s service revenues consist of fees for maintenance, training and professional services. Service revenues accounted for 52.9% 47.9% and 45.4% of total revenues in 2004, 2003 and 2002, respectively. See “Results of Operations” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations for a more complete discussion of license and service revenues.
Competition
      We compete with the following types of companies:

(i) application performance software vendors such as Mercury Interactive;

(ii) fault management software vendors such as Hewlett-Packard Company, Micromuse, Inc., and Smarts (acquired by EMC);

(iii) enterprise management software, framework and platform providers such as BMC Software, Inc. and Computer Associates, Inc;

(iv) large, well established network management framework companies such as International Business Machines Corporation and Lucent Technologies Inc.;

(v) wireless management vendors like Valient Corporation and TTI Team Telecom International Ltd.;

(vi) probe vendors such as NetScout Systems, Inc.; and

(vii) reporting niche vendors such as InfoVista and Visual Networks, Inc.
      Additional competitors, including large networking or telecommunication equipment manufacturers, telecommunications service providers, and computer hardware and software companies, may enter this market. In addition, one or more of our customers may develop competing products internally, or one or more of the companies we have developed relationships with, such as the network management platform developers and probe vendors, may develop products that compete more directly with our products.
      Many of our current and prospective competitors have significantly greater financial, sales and marketing, technical and other resources than we do. As a result, these competitors may be able to devote greater resources than us to the development, promotion, sale, and support of their products. Moreover, these companies may introduce additional products that are competitive with or better than our products or may enter into strategic relationships to offer better products than those we currently offer. Our products may not effectively compete with such new products. In addition to the risk that other products will be developed, current and prospective competitors may be able to market, sell and support their products more effectively.
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
      We have thirteen issued U.S. patents, twelve pending U.S. patent applications, and various foreign counterparts. We cannot ensure that patents will issue from our pending applications or from any future applications or that, if issued, any claims allowed will be sufficiently broad to protect our technology. In addition, we cannot ensure that any patents that have been or may be issued will not be challenged, invalidated or circumvented, or that any rights granted by those patents would protect our proprietary rights. Failure of any patents to protect our technology may make it easier for our competitors to offer equivalent or superior technology.

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
Revenue by Geographic region
      The following table presents Concord’s revenue by major geographic regions (in thousands):

	Year Ended December, 31

	2004	Percent Change	2003	Percent Change	2002

	(Dollars in thousands)
United States	$69,549	17.2%	$59,325	2.6%	$57,812
United Kingdom	7,526	(27.7)%	10,412	81.7%	5,731
Europe (excluding the U.K.)	16,112	(19.1)%	19,907	19.6%	16,640
Rest of the World	13,001	(9.8)%	14,419	5.5%	13,661

Total	106,188	2.0%	$104,063	10.9%	$93,844

Percent of Revenues
United States	65.5%		57.0%		61.6%
United Kingdom	7.1%		10.0%		6.1%
Europe (excluding the U.K.)	15.2%		19.1%		17.7%
Rest of the World	12.2%		13.9%		14.6%
      Revenues are assigned to a country and geographic region based upon the location of our salespeople, which is generally the same as the country and geographic location of the customer. No one country, except the United States, accounted for greater than 10% of total revenues in 2004 and 2002. No one country, except the United States and the United Kingdom, accounted for greater than 10% of total revenues in 2003.
Business Segment Data
      Enterprise customers comprised 54.4%, 55.0% and 57.8% of revenues in 2004, 2003 and 2002, respectively. Managed service providers and telecommunication carriers comprised 45.6%, 45.0% and 42.2% of revenues in 2004, 2003 and 2002, respectively. See Note 13 of Notes to Consolidated Financial Statements for information regarding revenue and profitability by segment. Also see “Results of Operations” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations for a more complete discussion of segment revenues and profitability.
Employees
      As of December 31, 2004, we had a total of 443 employees, all but 59 of whom were based in the United States. Of the total, 116 were in research and development, 94 were in customer service, 125 were in sales, 34 were in marketing, 35 were in operations and information technology, and 39 were in finance, human resources and administration. Our future performance depends in part, upon the continued service of our key engineering, technical support, and sales personnel. Competition for such personnel can be intense and we cannot assure that we will be successful in attracting or retaining such personnel in the future. None of our employees are represented by a labor union; however, in France, our employees are represented by workers’ councils or other representational organizations. We have not experienced any work stoppages and believe that our employee relations are good.

FACTORS THAT COULD AFFECT FUTURE RESULTS
      References in these risk factors to “we,” “our,” the “Company,” “Concord,” and “us” refer to Concord Communications, Inc., a Massachusetts corporation. Any investment in our common stock involves a high degree of risk. If any of the following risks actually occur, our business, results of operations and financial condition would likely suffer.
      This document contains forward-looking statements. Any statements contained in this document that do not describe historical facts are forward-looking statements. Concord makes such forward-looking statements under the provisions of the “safe harbor” provided in Section 21E of the Securities Exchange Act of 1934. In particular, statements contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are not historical facts (including, but not limited to, statements concerning: the plans and objectives of management; increases in absolute dollars or decreases as a percentage of revenues in sales and marketing, research and development, customer support and service, and general and administrative expenses; expectations regarding increased competition and Concord’s ability to compete successfully; sustenance of revenue growth both domestically and internationally; the size, scope and description of Concord’s target customer market; future product development, including but not limited to anticipated expense levels to fund product development, acquisitions and the integration of acquired companies; and our expected liquidity and capital resources) constitute forward-looking statements. Forward-looking statements contained herein are based on current expectations, but are subject to a number of risks and uncertainties. Concord’s actual future results may differ significantly from those stated in any forward-looking statements. Factors that may cause such differences include, but are not limited to, the factors discussed below.

Our future operating results are uncertain.
      We offer a Business Service Management (“BSM”) software solution to enterprise customers, managed service providers, and telecommunication carriers. This software, the eHealth® Suite, maps information technology (“IT”) services to business needs, measures the actual end user experience, and manages application, system and network infrastructures. We have a limited operating history in the BSM market upon which we can evaluate our business. This market is highly competitive, rapidly evolving, and targeted by many competitors with longer operating histories in the BSM market and greater resources. Our limited operating history, intense competition in the market, and an uncertain economic climate make the accurate prediction of future results of operations difficult or impossible.
      In addition to marketing and selling the eHealth® Suite in the BSM market, we acquired Aprisma in February 2005, a privately held software company, that also provides a software solution for the BSM market. Aprisma’s Spectrum® software manages the health and performance of networks and the business services that rely on them, including performing root cause analysis, event correlation, service modeling, and topological discovery and display. While we intend to provide a solution for the BSM market that maximizes the functionality of both the eHealth® Suite and Spectrum® software, our limited operating history marketing and selling this integrated solution, the risks associated with integrating both the companies and the software products, and intense competition in the market make it difficult to predict our future results of operations.
      In addition to sales of our eHealth® Suite, we will continue to sell netViz® products, which enable customers to visualize business processes and map relationships within the supporting technology infrastructure through data-driven icons. On January 5, 2005, Concord acquired Vitel, a provider of voice performance management solutions, which enables enterprises and service providers to manage the performance of next-generation IP and legacy voice network and messaging systems, including voice mail, from multiple vendors. We have a limited operating history in the product markets of netViz and Vitel, which makes the accurate prediction of future results of operations difficult or impossible.
      Our future operating results must be considered in light of these factors.

Our acquisitions of netViz Corporation and Vitel Software, Inc. presents many risks, and we may not realize the financial and strategic goals we anticipate at the time of these acquisitions.
      On July 15, 2003, we acquired netViz Corporation and on January 5, 2005, we acquired Vitel Software, Inc. The acquisition of these companies provides us the opportunities to extend our capabilities in the data driven icon and voice network performance and management markets. However, we may fail to:

•	successfully integrate the acquired products;

•	successfully integrate personnel and management structures;

•	provide products or services that meet the demands of these markets;

•	develop an effective business strategy for these markets;

•	retain key customers;

•	retain key employees;

•	effectively control costs associated with the integration (including research and development costs);

•	meet expected timelines for product development and commercialization; and

•	account for exposure to liabilities of the acquired companies that were not known or accurately evaluated by us prior to consummating the acquisitions.

Our acquisition of Aprisma Management Technologies, Inc. presents many risks, and we may not realize the financial and strategic goals we anticipate at the time of the acquisition.
      On February 22, 2005, we acquired Aprisma Management Technologies, Inc. The acquisition of Aprisma will enable us to expand our ability to deliver a new generation of intelligent BSM software that maps information technology services to business processes, measures the actual end-user experience, and manages the entire IT infrastructure. The achievement of our financial and strategic goals from this acquisition depends on the successful integration of the two companies and our failure to successfully integrate could adversely affect our business. We must integrate our operations, people, and technology. However, we may fail to:

•	successfully integrate the acquired products;

•	implement a successful sales strategy for the integrated company;

•	attract and retain key distribution partners;

•	successfully integrate personnel and management structures;

•	provide products or services that meet the demands of the market;

•	gain expected efficiencies and other financial benefits from the integrated company;

•	retain key employees;

•	effectively control costs associated with the integration of these companies (including research and development costs);

•	meet expected timelines for product development and commercialization; and

•	account for exposure to liabilities of Aprisma that were not known or accurately evaluated by us prior to consummating the acquisition.

We cannot ensure that our revenues will grow or that we will again be profitable.
      We have expended considerable resources to the research and development of new technologies and new or improved product features that have enabled us to retain existing customers and penetrate new markets both in the United States and internationally. Despite this expenditure of resources, we cannot ensure that we can generate revenue growth on a quarterly or annual basis, or that we can achieve or sustain any revenue growth in the future.
      In an effort to again achieve and maintain profitability and adequately fund research and development, we continue to work to reduce our operating expenses while maintaining funding for product development. However, competition in the marketplace may require us to increase our operating expenses in the future in order to:

•	fund higher levels of research and development;

•	increase our sales and marketing efforts;

•	increase sales staff and sales training programs;

•	develop new distribution channels;

•	broaden our customer support capabilities; and

•	respond to unforeseeable economic or business circumstances.
      To the extent that increases in our operating expenses precede or are not followed by increased revenues, our goal of attaining profitability will be at risk.

Our operating results may fluctuate and you could lose the value of your investment.
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

Our success is dependent upon sales to telecommunication carriers and managed service providers.
      We derive and likely will continue to derive a significant portion of our revenues from the sales of our products to telecommunication carriers and managed service providers. We expect that revenue from telecommunication carriers and managed service providers will be 40% to 50% of total revenues. Despite our expectations, these markets have been negatively affected by a general weakness in capital spending; making future results difficult to predict. The volume of sales of our products and services to telecommunication carriers and managed service providers may increase at a slower rate than we expect or our sales to these customers may decrease.

The market for business service management software is an emerging market and if we fail to assess it accurately, our business could suffer.
      The market is in an early stage of development. Targeting this market is central to the development and marketing of our products, but this market is emerging, and it is difficult to assess:

•	the size of the market;

•	the appropriate features and prices for products to address this market;

•	the optimal distribution strategy; and

•	the market that will develop and the impact of large competitors within the market.
      Presently, this market is very competitive and we are in direct competition with larger companies that have substantially greater resources to fund the development of competitive products and the creation and maintenance of direct and indirect sales channels. The rapidly evolving BSM market and the continued presence of larger companies in this market may impact our ability to retain or increase our market share.

Increased royalty costs and our reliance on third party technology partners could adversely impact our business.
      We license from third parties, generally on a non-exclusive basis, certain technologies used in our products. The incorporation of third party technology is an important component of our product development and an increase in royalty costs associated with our distribution of third party technologies could impact our business. Additionally, the termination of any such licenses, or the failure of third-party licensors to adequately maintain or update their products, could result in delay in shipment of certain of our products while we seek to implement technology offered by alternative sources, and any required replacement licenses and associated royalties could prove costly and impact our business.
      While it may be necessary or desirable in the future to obtain other licenses relating to one or more of our products or relating to current or future technologies, we cannot ensure that we will be successful in doing so on commercially reasonable terms or at all.

The markets for our products are intensely competitive and rapidly evolving and competition could harm our ability to sell products and services and could reduce our revenues.
      We sell software in the BSM market to help companies effectively manage their applications, systems, and networks. We offer availability and performance products to manage the IT infrastructure, and therefore compete both with companies that market comprehensive products to manage the IT infrastructure and with companies that market products for particular segments of the IT infrastructure (e.g., applications and networks). The markets for our products are intensely competitive and rapidly evolving. Our competitors include:

•	application performance software vendors;

•	fault management software vendors;

•	IT visualization software vendors;

•	application availability and performance management software vendors;

•	report toolset niche vendors;

•	enterprise management software, framework and platform providers;

•	software vendors providing service assurance for the wireless market;

•	large, well-established management framework companies that have developed network or application management platforms;

•	developers of network element management solutions;

•	probe vendors;

•	telecommunication vendors;

•	system agent vendors; and

•	vendors that provide, as a service, some of the functionality of our products.
      We expect competition to persist, increase, and intensify in the future, which will likely result in price competition within our market. If we do not provide products that achieve success in our market in the short term, or lower our prices to compete more effectively, we could suffer an insurmountable loss in market share and brand name acceptance. We cannot ensure that we will compete effectively with current and future competitors.

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

Market acceptance of Spectrum® products and services is critical to our success.
      As a result of the acquisition of Aprisma on February 22, 2005 we will market and sell Spectrum® products and services, from which we expect to derive significant revenue. Broad market acceptance of these products and services is critical to our future success. We cannot ensure that market acceptance of Spectrum® products and services will increase or even remain at current levels. Factors that may affect the market acceptance of our products and services include:

•	the availability and price of competing integrated solutions, products and technologies;

•	our ability to continue to provide product functionality and related services to meet the needs of our market;

•	our ability to continue research and development at levels necessary for the growth of our business; and

•	the success of our sales efforts and those of our marketing partners.
      Moreover, if demand increases for software products that provide root cause analysis, event correlation, service modeling, and topological discovery and display, we anticipate that our competitors will introduce additional competitive products and services and new competitors could enter our market and offer alternative products and services resulting in decreased market acceptance of our products and services.

Market acceptance of our netViz® products is critical to our success.
      We market and sell netViz products and services. Our revenue is derived primarily from the sale of eHealth Suite products and services, but revenue derived from the sale of netViz products and services constitutes an important component of our quarterly and annual results. Market acceptance of the netViz products and services is critical to our future success. We cannot ensure that market acceptance of netViz products and services will increase or even remain at current levels. Factors that may affect the market acceptance of netViz products and services include:

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

We may need future capital funding which may be unavailable on favorable terms, or at all.
      We plan to continue to expend substantial funds on the continued development, marketing, and sale of our products. We have approximately $159.5 million in short term investments (cash, cash equivalents and marketable securities), excluding restricted cash totaling $0.1 million as of December 31, 2004, which was reduced by approximately $82.4 million on February 22, 2005 due to the acquisition of Aprisma. However, we cannot ensure that our existing capital resources and any funds that may be generated from future operations together will be sufficient to finance our future operations or that other sources of funding will be available on terms acceptable to us, if at all. In addition, future sales of substantial amounts of our securities in the public market could adversely affect prevailing market prices and could impair our future ability to raise capital through the sale of our securities.

We must introduce product enhancements and new products on a timely basis in order to remain competitive.
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
      Our products manage the performance and availability of computer applications, systems, and networks. Presently, manufacturers of both hardware and software have not implemented these management functions into their products in any significant manner. These products typically include, but are not limited to, operating systems, workstations, network devices, and software. If manufacturers begin to incorporate these management functions into their products it may decrease the value of our products and have a substantial impact on our business.

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

Our industry is subject to rapid technological change. Our failure to maintain standard protocols could affect our sales.
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

We rely on strategic partners and other evolving distribution channels who may not be able to market or sell our products and services effectively.
      Our distribution strategy is to develop multiple distribution channels, including sales through:

•	strategic marketing partners;

•	value added resellers;

•	service providers

•	system integrators;

•	telecommunication carriers;

•	original equipment manufacturers; and

•	independent software vendors and international distributors.
      We have focused on identifying and developing our key distribution partners worldwide to maximize the success of our indirect sales. Our success will depend in large part on our development of these distribution relationships and on the performance and success of other third parties that distribute our products and services, particularly telecommunication carriers and other network service providers. We sell our products and services in the United States through both direct sales to customers and indirect sales to customers through our channel partners. Outside the United States, we sell our products and services primarily through indirect sales via our channel partners, but direct sales to customers have been increasing as we have expanded our sales personnel in our markets. Our international channel partners are located in Europe, the Middle East, Africa, Asia, and North and South America and are subject to local laws, regulations, and customs that may make it difficult to accurately assess the potential revenues that can be generated from a certain market. Our success depends upon our ability to attract and retain valuable channel partners and to accurately assess the size and vitality of the markets in which our products and services are sold. While we have implemented policies and procedures to achieve this, we cannot predict the extent to which we are able to attract and retain financially stable, motivated channel partners. Additionally, our channel partners may not be successful in marketing and selling our products and services. We may:

•	fail to attract important and effective channel partners;

•	fail to penetrate our targeted market segments through the use of channel partners; or

•	lose any of our channel partners as a result of competitive products and services offered by other companies, products and services developed internally by these channel partners, their financial insolvency or otherwise.

We may fail to manage successfully the growth of our business.
      We have experienced employee turnover in our sales and operations personnel. Our products and services have become increasingly complex, and our distribution channels are being developed and expanded. The rapid evolution of our markets and the increasing complexity of our products and services have placed, and are likely to continue to place, significant strains on our administrative, operational, and financial resources and increase demands on our internal systems, procedures, and controls that may impact our ability to grow our business.

Our success depends on our retention of key personnel and we may be unable to recruit, integrate and retain the personnel we need.
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
      We intend to continue to expand our operations outside of the United States and enter additional international markets, primarily through the continued establishment and maintenance of channel partner arrangements. As mentioned above, we have concentrated recently on developing more focused relationships with fewer key distributors. We expect to commit additional time and development resources to customizing our products and services for selected international markets and to developing international sales and support channels. We cannot ensure that such efforts will be successful.
      In addition we face certain difficulties and risks inherent in doing business internationally, including, but not limited to:

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
Patent Infringement Litigation, including patent infringement litigation with Micromuse, Inc., could adversely affect our business.
      We acquired Aprisma Management Technologies, Inc. (“Aprisma”) in February 2005. Aprisma is engaged in patent infringement suits with Micromuse, Inc. Aprisma filed a complaint for patent infringement against Micromuse, Inc. in the U.S. District Court for the District of New Hampshire in December 2002, and Micromuse, Inc. filed a complaint for patent infringement against Aprisma in the United States District Court for the Southern District of New York in January 2005. Both cases remain pending, with trials presently unscheduled.
      We will vigorously protect our intellectual property, but patent litigation, with or without merit, could be time-consuming and expensive to litigate or settle and could divert managements attention from focusing on the core business. We cannot ensure that we will prevail in either suit. An adverse decision in either suit could materially affect our business by: (i) impairing our ability to market, sell, and distribute our products, (ii) incurring a substantial financial exposure in the form of patent infringement damages, (iii) incurring royalty costs to secure a license to continue marketing, selling, and distributing our products, if any such license is available, (iv) losing rights to company patents, and (v) requiring significant investment to costly, non-infringing technology, if possible.
      Any of these results would increase our expenses and could decrease the functionality of our products, which would make our products less attractive to our current or potential customers. We have agreed in some of our customer agreements, and may agree in the future, to indemnify other parties for any expenses or liabilities resulting from claimed infringements of the proprietary rights of third parties. If we are required to make payments pursuant to these indemnification agreements, it could have an adverse effect on our business, results of operations and financial condition.

Intellectual property infringement claims could result in costly litigation and could harm our business.
      As mentioned above, although we do not believe that we are infringing upon the intellectual property rights of others, claims of infringement are becoming increasingly common as the software industry develops legal protections for software products. Litigation may be necessary to protect our proprietary technology, and third parties may assert infringement claims against us with respect to their proprietary rights. Any claims or litigation can be time-consuming and expensive regardless of their merit. Infringement claims against us can cause product release delays, require us to redesign our products, or require us to enter into royalty or license agreements which may not be available on terms acceptable to us or at all.

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

Changes in accounting policies could adversely affect our business.
      Our financial statements are prepared in conformity with United States Generally Accepted Accounting Principles (“U.S. GAAP”). A change in U.S. GAAP could significantly impact our reported financial results and could retroactively affect prior reporting periods. Our accounting policies that have been, or may be, affected by changes in U.S. GAAP include:

•	software revenue recognition;

•	measurement of stock-based compensation at fair value in accordance with Financial Accounting Standards Board Statement No. 123R Share-Based Payment; and

•	accounting for goodwill and other intangible assets.
      Changes in U.S. GAAP in these areas or others may have a significant impact on our business.

The conviction of Arthur Andersen LLP may limit potential recoveries related to their prior service as our independent auditors.
      Arthur Andersen LLP served as our independent auditors until June 10, 2002. On June 10, 2002, we dismissed Arthur Andersen LLP and on June 11, 2002, we retained PricewaterhouseCoopers LLP as our independent auditors. On June  15, 2002, Arthur Andersen LLP was found guilty on federal obstruction of justice charges arising from the government’s investigation of Enron Corporation. Following this conviction, on August 31, 2002, Arthur Andersen LLP ceased operations and can no longer reissue its audit reports or provide its consent to include its audit reports in financial reports filed with the Securities and Exchange Commission (“SEC”). Accordingly, Arthur Andersen LLP has not performed any procedures in connection with the preparation and filing of this report. Events arising out of the indictment and conviction will likely preclude Arthur Andersen LLP from satisfying any claims arising from the provision of auditing services to us, including claims that may arise out of Arthur Andersen LLP’s audit of financial statements incorporated by reference in this quarterly report.
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
      Our corporate headquarters and principal facilities are located in approximately 142,400 square feet of office space in Marlborough, Massachusetts under lease arrangements that expire in August 2007. These principal facilities accommodate our finance, administration and operations, research and development, customer support, marketing, and sales departments. We also lease office space in Atlanta, GA and

Gaithersburg, MD. In addition, we lease sales office space in Dallas, TX; Plymouth, MI; Spokan, WA; Bellevue, WA; Tyson, VA; Morrisville, NC; Gold River, CA; Bay Area, CA; Mesa, AZ; United Kingdom; France; Germany; the Netherlands; Spain; Sweden; Australia; Hong Kong; Japan; Singapore; Mexico; South Korea and China. We believe that our current facilities are adequate for our needs through the next twelve months and that, should it be needed, suitable additional or substitute space will be available to accommodate expansion of our operations on commercially reasonable terms, although there can be no assurance in this regard.
      Our reportable segments are determined by customer type: managed service providers/telecommunication carriers and enterprise. We evaluate segment performance based on revenue only. Accordingly, all of our facilities are used by each of our operating segments.

Item 3.	Legal Proceedings

a) Claims
      On April 30, 2004, we received a letter from LMS Technology Distributions SDN BHD (“LMS”) of Malaysia that demands that we reimburse LMS for approximately $4.65 million in alleged losses arising out of our purported wrongful termination of a Concord Authorized Reseller Agreement (the “CAR Agreement”) with LMS. We dispute that the CAR Agreement was wrongfully terminated or that LMS is owed any of the amounts claimed, and we intend to defend vigorously against the demand. It is not possible to predict or determine the outcome of these demands or to provide ranges of losses that may arise, if any.
      In November 2003, Concord received notice from a former sales employee in France, stating that he was wrongfully dismissed in July 2003. The former employee filed a wrongful termination lawsuit against Concord claiming approximately $0.4 million in damages. In January 2005, the Labor Court of Poissy issued its decision on the former employees unfair dismissal and failure to pay commissions claims. The court found that we did not fulfill our obligations as required by French law and awarded the former employee approximately $12,000. Accordingly, Concord has accrued a liability of $12,000 at December 31, 2004.
      On December 6, 2002, Aprisma filed a complaint for patent infringement against Micromuse, Inc. in the U. S. District Court for the District of New Hampshire. This case remains pending, with a trial presently unscheduled. This case involves Aprisma’s claim that Micromuse’s systems management products, including NetcoolÒ products such as Netcool/OMNIbus, Impact and Precision infringe the following U.S. Patents: 5,436,909; 5,504,921; 5,777,549; 5,696,486; 5,768,501; and 6,064,304. Aprisma seeks injunctive relief and damages based on Micromuse’s infringement. Micromuse has denied infringement, and has alleged that the asserted patents are invalid and are unenforceable. On January 11, 2005, following a two-day hearing, the Court issued a Memorandum and Order in which it adopted the proposed claim construction of the seven disputed claim terms at issue offered by Aprisma. Based on the Court’s claim construction ruling, the parties filed summary judgment motions on the issue of infringement, for which they are awaiting a hearing.
      On January 26, 2005, Aprisma was named as a defendant in litigation filed in the Southern District of New York alleging patent infringement of various U.S. patents allegedly owned by Micromuse. This case remains pending, with a trial presently unscheduled. This case involves Micromuse’s claim that Aprisma’s SNMP support products, the SPECTRUM Assurance Server, the SPECTRUM Alarm Monitor, Gateways and MPLS Manager products infringe the following U.S. Patents: 6,192,034; 6,219,648; 6,330,598; 6,687,335; 6,763,333; 5,936,547; and 6,766,375. Micromuse seeks declaratory, injunctive relief and damages for Aprisma’s alleged infringement. On March 8, 2005, Aprisma filed a Motion to Dismiss or Transfer the Complaint to the District of New Hampshire. This Motion remains pending. We believe the allegations in this suit are without merit and we intend to vigorously defend against them.

Item 4.	Submission of Matters to a Vote of Security Holders
      No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2004.

PART II

Item 5.	Market for the Registrant’s Common Stock and Related Stockholder Matters
      Our Common Stock trades on the NASDAQ National Market under the symbol “CCRD”. The following table sets forth, for the periods indicated, the high and low intraday sales prices for the Common Stock, all as reported by the NASDAQ National Market.
Price Range of Common Stock

Period	High	Low

Fiscal 2004:
First Quarter	$21.02	$13.60
Second Quarter	15.65	10.33
Third Quarter	11.45	7.87
Fourth Quarter	11.22	7.76
Fiscal 2003:
First Quarter	$11.50	$6.60
Second Quarter	15.38	8.58
Third Quarter	16.95	11.67
Fourth Quarter	23.12	13.18
As of March 10, 2005, we had approximately 281 holders of record of our common stock. This number does not include beneficial owners holding shares of our Common Stock through nominee names.
Dividend Policy
      We did not declare or pay any cash dividends on our capital stock during the fiscal years ended 2004 or 2003. We currently anticipate that we will retain all future earnings for use in our business and we do not anticipate that we will pay any cash dividends in the foreseeable future. The payment of any future dividends will be at the discretion of our Board of Directors and will depend upon, among other things, future earnings, operations, capital requirements, our general financial condition, general business conditions and contractual restrictions on the payment of dividends, if any.
Use of Proceeds
      On October 16, 1997, Concord commenced an initial public offering (“IPO”) of 2,900,000 shares of Common Stock pursuant to a final prospectus dated October 15, 1997 (the “Prospectus”). The Prospectus was contained in our Registration Statement on Form S-1, which was declared effective by the Securities and Exchange Commission (SEC File No. 333-33227) on October 15, 1997. Of the 2,900,000 shares of common stock registered, 2,300,000 shares were offered and sold by Concord and 600,000 shares were offered and sold by certain shareholders of Concord. As part of the IPO, Concord granted the several underwriters an over allotment option to purchase up to an additional 435,000 shares of common stock (the “Underwriters’ Option”). The IPO closed on October 21, 1997 upon the sale of 2,900,000 shares of Common Stock to the underwriters. The managing underwriters for the IPO were Nationsbanc Montgomery Securities Inc., BancAmerica Robertson Stephens and Wessels, Arnold and Henderson, L.L.C. (the “Representatives”). On October 24, 1997, the Representatives, on behalf of the several underwriters, exercised the Underwriters’ Option, purchasing 435,000 additional shares of our Common Stock. The aggregate offering price of the IPO to the public was $40,600,000 (exclusive of the Underwriters’ Option), with proceeds to Concord and the selling shareholders, after deduction of the underwriting discount, of $29,946,000 (before deducting offering expenses payable by Concord) and $7,812,000, respectively. The aggregate offering price of the Underwriters’ Option exercised was $6,090,000, with proceeds to Concord, after deduction of the underwriting discount, of $5,663,700 (before deducting offering expenses payable by Concord). The aggregate amount of expenses incurred by Concord in connection with the issuance and distribution of the shares of Common Stock offered and sold in the IPO were approximately $3.6 million, including $2.7 million in underwriting discounts and commissions and $950,000 in other offering expenses.
      None of the expenses paid by Concord in connection with the IPO or the exercise of the Underwriters’ Option was paid, directly or indirectly, to directors, officers, persons owning ten percent or more of the Concord’s equity securities, or affiliates of Concord.
      The net proceeds to Concord from the IPO, after deducting underwriting discounts and commissions and other offering expenses were approximately $34.7 million. To date, we have not utilized any of the net proceeds from the IPO. Concord has invested all such net proceeds primarily in US treasury obligations and other interest bearing investment grade securities. None of the net proceeds from the IPO was used to pay, directly or indirectly, directors, officers, persons owning ten percent or more of Concord’s equity securities, or affiliates of Concord.

Item 6.	Selected Financial Data
      The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and related notes to those statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K. The selected financial data as of and for each of the five fiscal years in the period ended December 31, 2004 have been derived from our audited consolidated financial statements. The historical results are not necessarily indicative of the operating results to be expected in the future.
      Concord adopted Statement of Financial Accounting Standards (“SFAS”) No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of January 1, 2003. The adoption of SFAS No. 145 retroactively changes guidance related to the reporting of gains and losses from extinguishment of debt as extraordinary items. The effect of SFAS No. 145 on our consolidated statement of operations data for the five years ended December 31, 2004 is for amounts previously recorded as “Extraordinary loss on early extinguishment of debt” to instead be recorded as a component of “Other income, net”. We have reclassified extraordinary loss of $0.22 million, net of tax benefit of $0.07 million, for the year ended December 31, 2000. There were no extraordinary items in the years ended December 31, 2004, 2003, 2002 and 2001.

	Fiscal Year Ended December 31,

	2004	2003	2002	2001	2000

	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues:
License revenues	$49,973	$54,267	$51,230	$54,406	$69,464
Service revenues	56,215	49,796	42,614	33,572	22,020

Total revenues	106,188	104,063	93,844	87,978	91,484

Cost of Revenues:
Cost of license revenues	3,490	3,117	1,850	2,272	1,997
Cost of service revenues	17,488	16,127	15,120	15,544	11,104

Total cost of revenues	20,978	19,244	16,970	17,816	13,101

Gross profit	85,210	84,819	76,874	70,162	78,383

Operating Expenses:
Research and development	25,218	22,827	21,973	24,284	21,624
Sales and marketing	49,911	48,352	47,383	51,041	42,996
General and administrative	11,676	9,035	7,665	8,705	8,403
Asset impairment charge	—	—	—	—	2,337
Acquisition-related charges	—	40	—	—	4,300
In-process research and development	100	994	—	—	—

Total operating expenses	86,905	81,248	77,021	84,030	79,660

Operating (loss) income	(1,695)	3,571	(147)	(13,868)	(1,277)
Other income, net	1,049	2,084	2,916	3,161	2,850

(Loss) income before income taxes	(646)	5,655	2,769	(10,707)	1,573
(Benefit from) provision for income taxes	(112)	(2,015)	568	447	447

Net (loss) income available to common shareholders	$(534)	$7,670	$2,201	$(11,154)	$1,126

Net (loss) income per common and potential common share:
Basic	$(0.03)	$0.44	$0.13	$(0.67)	$0.07
Diluted	$(0.03)	$0.42	$0.12	$(0.67)	$0.07
Weighted average common and potential common shares outstanding:
Basic	18,280	17,534	17,057	16,683	16,144
Diluted	18,280	18,208	17,627	16,683	16,746

	Fiscal Year Ended December 31,

	2004	2003	2002	2001	2000

	(In thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities (net of restricted cash)	$159,455	$161,891	$72,831	$68,344	$63,251
Working capital	147,925	149,433	57,792	48,966	54,131
Total assets	223,491	218,426	105,930	102,480	102,276
Long-term debt, net of current portion	—	—	—	—	—
Redeemable convertible preferred stock	—	—	—	—	—
Convertible senior notes	86,250	86,250	—	—	—
Total stockholders’ equity	$91,529	$87,841	$68,936	$63,507	$70,746

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      You should read the following discussion together with our Consolidated Financial Statements and related Notes to Consolidated Financial Statements that are included elsewhere in this Report. The following discussion contains forward-looking statements that reflect plans, estimates, trends and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. See “Factors That Could Affect Future Results” herein.
Overview
      We are a software company that provides a solution to enterprise customers, managed service providers and telecommunication carriers. Our solution, the eHealth® Suite of products, maps IT services to business needs, measures the actual end user experience and manages application, system and network infrastructure. Our software simplifies the management of the underlying technology and infrastructure required to deliver business services.
      We sell our products worldwide through a direct sales force, channel partners, and other resellers. We have sales offices in 13 countries, including the United States and we have customers in 63 countries.
      For the fiscal year ended December 31, 2004, we increased our revenue while reducing profitability year over year. Our total revenues are generated from license revenue and service revenue. In 2004, total revenues were $106.2 million, up 2% from $104.1 million in 2003. Our diluted loss per share was $0.03 per share in 2004. Our diluted income per share was $0.42 per share in fiscal 2003. We generated $0.1 million in operating cash during the year and finished 2004 with $159.5 million of cash, cash equivalents, and marketable securities.
      After benefiting from an economic recovery which started in the second quarter of 2002 and continued throughout 2003, we encountered sales and marketing execution issues in the first quarter of 2004, which negatively affected our licenses revenues in that quarter and slowed our growth for the year. We have replaced sales personnel in many of the underperforming areas. Internal initiatives implemented in the third quarter of 2004, such as targeted marketing programs and specific sales incentives, helped improve our effectiveness in the second half of 2004.
      Last year, we made several major improvements to our eHealth Suite, which allow IT managers to map IT services to business processes and deliver an executive view of key performance indicators. We introduced the Business Service Console, a product that provides executives a single view into an organization’s IT infrastructure. In addition, we continued to increase our penetration into our installed base; most of our license revenue came from existing customers returning to buy new eHealth® capabilities. Finally, we hired a new Executive Vice President of Field Operations and Professional Services to lead us in our next phase of growth.
      In October 2004, Concord consummated an offer to purchase any and all outstanding options to purchase shares of its common stock with an exercise price per share of $25.00 or more granted under its 1997 Stock Plan (the “Option Repurchase”). In connection with the Option Repurchase, Concord incurred compensation expense of $3.3 million, excluding fees and expenses, in the three-month period ended December 31, 2004. The compensation expense was distributed as follows: $0.2 millions in cost of service revenues, $1.3 millions in research and development expenses, $0.5 million in sales and marketing expenses, and $1.3 million in general and administrative expenses. The option purchase price was determined to be the weighted average fair market value as calculated by the Black-Scholes option-pricing model. Substantially all eligible option holders elected to tender their options to Concord pursuant to the terms and conditions of the Option Repurchase. We purchased a total of 965,242 options pursuant to the terms and conditions of the Option Repurchase. These shares were returned to the pool of options available for new grants under the 1997 Stock Plan.
      On January 5, 2005, we completed the acquisition of privately held Vitel Corporation. Vitel’s software enables enterprises and service providers to manage the performance of next-generation IP and legacy voice networks and messaging systems, including voice mail, from multiple vendors such as market leaders Avaya and Nortel Networks. The purchase price was at $4.1 million, including direct costs of the acquisition of $0.1 million, and was paid in cash. The acquisition will be accounted for under the purchase method of accounting in the three months ending March 31, 2005. (See Note 14 of the Notes to Consolidated Financial Statements).
      On February 22, 2005, we acquired Aprisma, a privately held software company owned by Gores Technology Group. Aprisma’s SPECTRUM® software manages the health and performance of networks and the business services that rely on them, including performing root cause analysis, fault management, event correlation, service modeling, and topological discovery and display. These technologies are critical to managing the availability of IT infrastructures and related business services. The purchase price was $93.0 million, which payment was adjusted by (i) the amount of net debt owing by Aprisma to certain of its lenders at the time of closing (which debt will be paid off by Concord) and (ii) certain payment obligations owing by Aprisma under its equity participation plan. Concord’s cash payment to acquire Aprisma on February 22, 2005 was approximately $82.4 million. The acquisition will be accounted for under the purchase method of accounting in the three months ending March 31, 2005. (See Note 14 of the Notes to Consolidated Financial Statements).
Management’s Outlook
      In the coming year, our first goal is to integrate the acquired technologies of Aprisma and Vitel.

•	Aprisma — Our investment in Aprisma — SPECTRUM® is based on our assumption that market demand for integrated performance and fault management solutions is growing. The acquisition of Aprisma allows us to access this integrated market. Aprisma will initially be managed as a business unit reporting to our CEO. However, we will be immediately merging our finance, HR, and internal IT departments to achieve some economies of scale. We expect to cross-compensate salespeople on joint deals.

•	Vitel — Vitel provides Concord the ability to address a significant portion of the voice market. Historically, Concord was only able to address a small fraction of the traditional enterprise voice network market. Vitel’s strength is that their products manage legacy telephony devices from Nortel and Avaya. With the acquisition of Vitel, Concord has expanded its ability to increase our penetration of this market. We have integrated the sales, development and business support functions. No significant savings are expected from this integration.
      These acquisitions are considered important as they will significantly increase the breadth of products that Concord brings to market. Combined, this will provide Concord with an expanded solution set, which can address the needs of customers to get BSM solutions from a single vendor. We expect this expanded solution set will increase our average sale price to new customers as these customers will purchase an increased number of products from Concord.
      Our second goal is to strengthen sales of new and enhanced products to current and new markets. To accomplish this, we are planning several new product releases, expanding our presence in the traditional enterprise voice network market and positioning ourselves in the wireless market as more applications migrate to 2.5 and 3G environments. This will be challenging as these markets have the potential to be very large; the technology in many cases will be unfamiliar to us and there will be many competitors focused on these markets as well.
      Metrics that we are tracking to measure success in this area include:

1) percentage of sales of our newer products (such as application management revenue) as a percent of total revenues;

2) number of new customer accounts;

3) average sales price per new customer accounts; and

4) number of transactions over $100,000.
      Our third goal is to achieve profitability by increasing revenues while continuing to closely manage our expenses. The 2004 combined revenues of Concord and Aprisma were approximately $150.0 million.

Achieving profitability will be challenging for several reasons. Achieving profitability requires that we become more efficient by increasing our license revenues while maintaining or decreasing our operating expenses. We monitor a certain number of metrics internally to gauge our success in this area such as:

1) revenue per employee,

2) percentage of direct and indirect revenue

3) geographic revenue

4) research and development expense as a percentage of total sales,

5) sales and marketing expense as a percentage of total sales.
Trends and Uncertainties
      Key trends and related uncertainties include:

1) Consolidation is beginning to take place in our industry. Customers are increasingly coming to expect more robust solutions at a lower price. This puts increased demands on companies like ours to become more efficient and produce software code of higher quality at a lower price.

2) Niche vendors are struggling and are dropping prices to remain viable. While in the long run, this trend will benefit Concord, in the short run it forces us to also drop prices to remain competitive.

3) The network market appears to be more mature. Customers are increasingly buying solutions for systems that are not as mission critical as in previous years, and these customers expect to pay less for the same amount of product.

4) There is becoming a greater need to partner. Customers want to standardize on a set of products and are more favorably inclined to make an investment in software where the standardization is easier. Tighter integrated solutions are considered cost efficient as they reduce the management costs. Outsourcing research and development is becoming more common. Cost structures overseas for research and development labor tends to be exponentially lower than in domestic markets. In order to stay competitive with foreign and domestic competitors, companies like Concord must invest in outsourcing software development to keep costs low.
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
      Our revenues consist of software license revenues and service revenues. Software license revenues are recognized in accordance with the American Institute of Certified Public Accountants’ Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as modified by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition with respect to Certain Transactions. Software license revenues are recognized when persuasive evidence of an arrangement exists and delivery of the software has occurred, provided that the license fee is fixed or determinable, collection is considered reasonably assured and no customer acceptance clauses exist. If an arrangement includes an acceptance provision, revenue recognition occurs upon the earlier of receipt of a written customer acceptance or expiration of the acceptance period. If an arrangement includes a right of return for the possibility that the software does not meet published specifications during the warranty period, which is typically 90 days, revenue is recognized upon shipment if all other criteria are met as our product is mature and we have not experienced returns of our products. If the fee is determined not to be fixed or determinable, revenue is recognized when the fees become due. If collection is not considered reasonably assured, revenue is recognized upon the receipt of cash. Revenues under multiple-element arrangements, which typically include software products, services, maintenance and sometimes undelivered specified software upgrades sold together, are allocated to each element using the residual method in accordance with SOP 98-9. Under the residual method, the fair value of the undelivered elements is deferred and subsequently recognized when these elements are delivered; the remainder of the arrangement consideration is allocated to the software. We have established sufficient vendor specific objective evidence for professional services, training, maintenance, customer support services and specified software upgrades based on the price charged when these elements are sold separately. Accordingly, software license revenues are recognized under the residual method in arrangements in which software is licensed with professional services, training, maintenance, customer support services and specified software upgrades.
      Service revenues include professional services, training, and maintenance and customer support fees. Professional services are not essential to the functionality of the other elements in an arrangement and are accounted for separately. Service revenues are recognized as the services are performed, provided evidence of an arrangement exists, fees are fixed or determinable, and collection is considered reasonably assured.
      Maintenance revenues, a component of service revenues, are derived from customer support agreements generally entered into in connection with initial license sales and subsequent renewals. Maintenance fees include the right to unspecified upgrades on a when-and-if-available basis and ongoing technical support. Maintenance revenues are recognized ratably over the term of the maintenance period. Payments for maintenance fees are generally made in advance and are included in deferred revenue.
      We license our software to end-users and resellers. Decisions regarding revenue recognition are centralized at our corporate headquarters, located in the United States. Our arrangements with customers do not generally include provisions involving acceptance of our products by our customers. However, if a customer arrangement includes an acceptance provision, revenue recognition occurs upon the earlier of receipt of a written customer acceptance or expiration of the acceptance period. With respect to revenues from our channel partners and other resellers, we recognize revenue upon delivery of our software to the channel partner or reseller. We do not offer any right of return, price protection or similar rights to our channel partners and other resellers.
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
      Delivery generally occurs when product is delivered to a common carrier and the delivery terms are FOB Concord. The costs of shipping and handling related to the delivery of the product is included in revenue. In the case of arrangements with resellers, revenue is recognized upon delivery to the reseller. Most of these arrangements involve a sell-through by the reseller to an end user. For a reseller, evidence usually comes in the form of a purchase order typically identifying the end-user.

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
      We assess collection based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer. We do not request collateral from our customers. If we determine that collection of a fee is not reasonably assured, we defer the fee and recognize revenue upon receipt of cash. Concord’s channel partners and other resellers are responsible to Concord upon delivery.
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
      We record our trade accounts receivable at the invoiced amount; these accounts do not bear interest. We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer’s current credit worthiness, as determined by our review of their current credit information. We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based on our historical experience and any specific customer collection issues that we have identified. We review our allowance for doubtful accounts on a monthly basis. We review all past due balances over 60 days individually for collectability. We charge account balances against the allowance when we feel it is probable the receivable will not be recovered. We do not have any off-balance-sheet credit exposure to our customers.
      While credit losses have historically been within our expectations and the appropriate reserves have been established, we cannot guarantee that we will continue to experience the same credit loss rates that we have experienced in the past. Thus, if the financial condition of our customers were to deteriorate, our actual losses may exceed our estimates, and additional allowances would be required.

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
      Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have not placed any reserve on our deferred tax assets by recording a valuation allowance. The resulting net deferred tax asset of $14.0 million at December 31, 2004 is based on our estimate that future taxable income we expect to generate will be sufficient to realize the net deferred asset. In the event the actual results differ from the estimates or we adjust these estimates in future periods, we may need to establish another valuation allowance. Establishing new or additional valuation allowances could materially adversely impact our financial position and results of operations.

(d)	Accounting for Acquisitions and Acquired In-process Research and Development
      The purchase price of businesses acquired accounted for as purchase business combinations, is allocated to the tangible and intangible assets acquired based on their estimated fair values with any amount in excess of such allocations designated as goodwill, in accordance with SFAS No. 141, Business Combinations. Our accounting for acquisitions involves significant judgments and estimates regarding primarily, but not limited to: the fair value of acquired intangible assets, which are based on projections of future revenues and cash flows, assumptions regarding discount factors, royalty rates, tax rates, amortization methodologies and related useful lives, as well as the fair value of other acquired assets and assumed liabilities, including potential contingencies and deferred income taxes. The valuation of purchased intangibles is based upon estimates of the future performance and cash flows from the acquired business. If different assumptions are used, it could materially impact the purchase price allocations and our financial position and results of operations. Our identifiable assets are generally amortized at the greater of (a) the ratio that current revenues bear to the total of current and anticipated future revenues or (b) the straight-line method over their respective remaining useful lives.
      We completed our acquisition of netViz on July 13, 2003, which was accounted for under the purchase method of accounting and resulted in recording significant goodwill and other intangible asset balances. The purchase price of netViz has been allocated to the assets acquired and liabilities assumed at their estimated fair values on the date of acquisition, as determined by management and, with respect to the identifiable intangible assets, an appraisal. The values of the completed technology, reseller relationships, maintenance relationships, contractor agreements and trade name/trademarks of netViz were determined using the income approach. The income approach requires a projection of revenues and expenses specifically attributed to the intangible assets. The discounted cash flow (“DCF”) method is then applied to the potential income streams after making necessary adjustments with respect to such factors as the wasting nature of the identifiable intangible assets and the allowance of a fair return on the net tangible assets and other intangible assets employed. There are several variations on the income approach, including the relief-from-royalty method, the avoided cost method, and the lost profits method.
      The relief-from-royalty method was used to value the trade name/trademarks of netViz. The relief-from-royalty method is used to estimate the cost savings that accrue to the owner of the intangible assets that would otherwise have to pay royalties or licensee fees on revenues earned through the use of the asset. The royalty rate used in the analysis is based on an analysis of empirical, market-derived royalty rates for guideline intangible assets. Typically, revenue is projected over the expected remaining useful life of the intangible asset. The market-derived royalty rate is then applied to estimate the royalty savings. The key assumptions used in valuing the trade name/trademarks of netViz are as follows: royalty rate 1%, discount rate 21%, tax rate 40% and estimated average economic life of 3 years.

      The avoided cost method was used to value the reseller relationships and contractor agreements of netViz. The avoided cost method considers the concept of avoided cost as an indicator of value. The avoided cost method is appropriate for estimating the fair value of an asset where reliable data for sales of comparable property are not available and where the property does not directly produce an income stream. The key assumptions used in valuing the reseller relationships of netViz are as follows: tax rate 40% and estimated average economic life of 5 years. The key assumptions used in valuing the contractor agreements of netViz are as follows: tax rate 40% and estimated average economic life of 4 years.
      The completed technology (software) of netViz was valued using the income approach without variation. The key assumptions used in valuing the completed technology of netViz are as follows: discount rate 21%, tax rate 40% and estimated life of 4 years. The key assumptions used in valuing the maintenance relationships of netViz are as follows: discount rate 21%, tax rate 40% and estimated average economic life of 5 years.
      We completed our acquisition of Vitel on January 5, 2005. The values of the completed technology (software), reseller relationships, and maintenance relationships for Vitel were determined using the income approach.
      The relief-from-royalty method was used to value the completed technology. The key assumptions used in valuing the completed technology of Vitel are as follows: royalty rate 5%, discount rate 18.5%, tax rate 40% and estimated average economic life of 5 years.
      The maintenance relationships of Vitel were valued using the income approach without variation. The key assumptions used in valuing the maintenance relationships of Vitel are as follows: discount rate 18.5%, tax rate 40% and estimated average economic life of 6 years.
      The avoided cost method was used to value the reseller relationship of Vitel. The key assumptions used in valuing the reseller relationships of Vitel are as follows: tax rate 40% and estimated average economic life of 5 years.
      We completed our acquisition of Aprisma on February 22, 2005. We are still in the process of performing our allocation of purchase price and valuation of identifiable intangibles, but we expect to assign a significant portion of the purchase price to identifiable intangibles and goodwill.
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
      Upon acquiring the licensed components of Tavve’s technology, Concord did not have a completed product design and did not have a working model, as defined. In addition, the purchased source code has no alternative future use, i.e., Concord will not use the source code for any other purpose than described above. The detailed program design for the integration of Tavve’s technology into Concord eHealth® Suite of products has not been completed. The acquisition of Aprisma eliminates our need for this technology, which will now become redundant.

(e)	Valuation of Long-Lived Tangible and Intangible Assets and Goodwill
      We have significant long-lived tangible and intangible assets and goodwill, which are susceptible to valuation adjustments as a result of changes in various factors or conditions. The long-lived tangible assets are fixed assets, which are depreciated over their estimated useful lives. The long-lived intangible assets are completed technology (software), reseller relationships, maintenance relationships and trade name/trademarks, which are amortized at the greater of (a) the ratio that current revenues bear to the total of current and anticipated future revenues or (b) the straight line method over their respective remaining useful lives; and contractor agreements, which are being amortized using the straight-line method over their useful lives. Goodwill is not amortized.
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
      Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, or SFAS 142 requires goodwill acquired as a result of a purchase method business combination to be tested for impairment using a two-step process. The first step compares the fair value of the reporting unit with the unit’s carrying value, including goodwill. When the carrying value of the reporting unit is greater than fair value, the unit’s goodwill may be impaired, and the second step must be completed to measure the amount of the goodwill impairment charge, if any. In the second step, the implied fair value of the reporting unit’s goodwill is compared with the carrying amount of the unit’s goodwill. If the carrying amount is greater than the implied fair value, the carrying value of the goodwill must be written down to its implied fair value. Goodwill is required to be tested for impairment at least annually, or more frequently when events and circumstances occur indicating that the recorded goodwill might be impaired. We perform the annual assessment at June 30 of each fiscal year.
      As of June 30, 2004, we performed our annual test for impairment on the carrying value of goodwill of our MSP/ TC and Enterprise reporting units. We compared the fair value of each reporting unit to which goodwill has been allocated to its book value and determined that no impairment existed at that date.
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
Results of Operations
      The following table sets forth, for the periods indicated, certain financial data as percentages of Concord’s total revenues.

	Year Ended December 31,

	2004	2003	2002

Revenues:
License revenues	47.1%	52.1%	54.6%
Service revenues	52.9	47.9	45.4

Total revenues	100.0	100.0	100.0

Cost of Revenues:
Cost of license revenues	3.3	3.0	2.0
Cost of service revenues	16.5	15.5	16.1

Total cost of revenues	19.8	18.5	18.1

Gross profit	80.2	81.5	81.9

Operating Expenses:
Research and development	23.7	21.9	23.4
Sales and marketing	47.0	46.5	50.5
General and administrative	11.0	8.7	8.2
Acquisition-related charges	—	—	—
In-process research and development	0.1	1.0	—

Total operating expenses	81.8	78.1	82.1

Operating (loss) income	(1.6)	3.4	(0.2)

Other Income (Expense):
Interest income	4.2	2.7	3.3
Interest expense	(3.1)	(0.2)	0.0
Other expense	(0.1)	(0.4)	(0.2)

Total other income, net	1.0	2.1	3.1

(Loss) income before income taxes	(0.6)	5.5	2.9

(Benefit from) provision for income taxes	(0.1)	(1.9)	0.6

Net (loss) income	(0.5)%	7.4%	2.3%

Total Revenues
      Concord’s total revenues are generated from license revenue and service revenue. License revenues are derived from the licensing of software products. Service revenues consist of fees for maintenance, training and professional services.

	Year Ended December 31,

		Percent
	2004	Change	2003	Change	2002

	(Dollars in thousands)
License Revenues	$49,973	(7.9)%	$54,267	5.9%	$51,230
Service Revenues	56,215	12.9%	49,796	16.9%	42,614

Total Revenues	$106,188	2.0%	$104,063	10.9%	$93,844

Percent of Total Revenues
License Revenues	47.1%		52.1%		54.6%
Service Revenues	52.9%		47.9%		45.4%
License Revenues
      Concord’s license revenues are derived from the licensing of software products.

	Year Ended December 31,

		Percent		Percent
	2004	Change	2003	Change	2002

	(Dollars in thousands)
License Revenues	$49,973	(7.9)%	$54,267	5.9%	$51,230
Percent of Total Revenues
License Revenues	47.1%		52.1%		54.6%
      Fiscal 2004 compared to fiscal 2003: The decrease in license revenues in absolute dollars from 2003 to 2004 was due to a decrease in large sales transactions with European service providers, mainly in Germany and the UK. This decrease was partially offset by $2.4 million in license revenues generated by netViz, a company which was acquired by Concord in July 2003.
      Fiscal 2003 compared to fiscal 2002: The increase in license revenues in absolute dollars from 2002 to 2003 was due to an increase in sales to European service providers and to the license revenues generated by netViz, a company acquired in 2003. The increase in sales to European service providers was driven by the increased demand for outsourced services by European enterprises, which in turn, are using these services to reduce their operational costs. NetViz contributed over $1.0 million of the license revenues in 2003 while increased sales to European service providers comprise the majority of the balance of the increase.
      The continuing decrease of license revenues as a percent of total revenues from 2003 to 2004 and from 2002 to 2003 was the result of a significant increase in service revenues during the same periods, consisting primarily of maintenance revenue increases. Our large customer installed base that continues to renew their annual maintenance contracts drives this trend.
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

	Year Ended December 31,

		Percent		Percent
	2004	Change	2003	Change	2002

New eHealth Customer Accounts	86	(41.5)%	147	(45.6)%	270
eHealth transactions greater than $100K	153	(7.3)%	165	1.9%	162
Percent of Total Revenues
New eHealth Customer Accounts	15%		18%		21%
      Fiscal 2004 compared to fiscal 2003: The decrease in the number of sales to new eHealth customer accounts from 2003 to 2004 was due, primarily, to sales and marketing execution issues in the first quarter of 2004. Our sales teams focused their efforts mainly on our large install base in the first two quarters of 2004. Internal initiatives implemented in the third quarter of 2004, such as targeted marketing programs and specific sales incentives, helped improve our effectiveness at winning new eHealth customer accounts in the third and fourth quarters of 2004. The decrease in the number of transactions greater than $100,000 in 2004 was driven by a decrease in transactions generated by our indirect channel.
      Fiscal 2003 compared to fiscal 2002: The decrease in the number of sales to new customer accounts from 2002 to 2003 is due primarily, to an increase in repeat sales to our customer base driven by the release of new functionality that continues to appeal to our existing customer base. The slight increase in the number of transactions greater than $100,000 is due primarily to the investment in the solution selling training of our sales force; this training provides a business-focused approach to the sales process.
      There were no material price increases for products during 2004, 2003, or 2002. Inflation did not have a significant impact on our revenues or income during 2004, 2003 or 2002.
Service Revenues
      Concord’s service revenues consist of fees for maintenance, training and professional services.

	Year Ended December 31,

		Percent		Percent
	2004	Change	2003	Change	2002

	(Dollars in thousands)
Service Revenues	$56,215	12.9%	$49,796	16.9%	$42,614
Percent of Total Revenues
Service Revenues	52.9%		47.9%		45.4%
      Fiscal 2004 compared to fiscal 2003: The increase in service revenues from 2003 to 2004 was due mainly to an increase in maintenance revenues, which are generated from new and renewed maintenance contracts, and the maintenance generated by netViz. Service revenues generated by netViz contributed approximately $1.8 million of the increase. Increased service revenues from new and renewed maintenance contracts, driven by our large install base, comprised the balance of the increase.
      Fiscal 2003 compared to fiscal 2002: The increase in service revenues, from 2002 to 2003, was due to a significant increase in maintenance revenues, which are generated from new and renewed maintenance contracts, and the maintenance generated by netViz. NetViz contributed over $0.6 million in service revenue in 2003 while increased service revenues from new and renewed maintenance contracts primarily comprised the balance of the increase.
      Maintenance revenues represent fees earned by granting our customers rights to technical support, software product upgrades, and maintenance patches during the support period, which is usually one year. The majority of our license customers purchase maintenance upon the initial licensing of our software. In addition, the majority of these customers renew their maintenance agreements annually. An increase in the number of our customers and the resulting demand for these services further helped drive the increase in service revenues from 2003 to 2004 and from 2002 to 2003.
Direct and Indirect Revenues
      Concord markets its products in the United States primarily through a direct sales force. Internationally, Concord markets primarily through indirect channels, which include channel partners and other resellers.

	Year Ended December 31,

		Percent		Percent
	2004	Change	2003	Change	2002

		(Dollars in thousands)
Direct	$69,226	7.9%	$64,162	(5.5)%	$67,925
Indirect	36,962	(7.4)%	39,901	53.9%	25,919

Total Revenues	$106,188	2.0%	$104,063	10.9%	$93,844

Percent of Total Revenues
Direct	65.2%		61.7%		72.4%
Indirect	34.8%		38.3%		27.6%
      Fiscal 2004 compared to fiscal 2003: The increase of direct sales in 2004 in both absolute dollars and percentage of revenue is due to improved performance by the domestic sales force due to our continued investment in sales training as well as large deals with domestic service providers. The decrease in indirect sales for the same period is due to lower sales in Europe and Asia. Sales execution issues in Asia in the first quarter of 2004 explain in part this decrease. We have since replaced sales personnel in that region.
      Fiscal 2003 compared to fiscal 2002: The increase of indirect sales is primarily driven by increased sales in Europe, which are usually done through resellers. In 2003, we introduced the Concord Authorized Reseller (CAR) program, which provides, for a fixed annual fee, product, services, and sales training to our VARs and distributors. This training had a positive impact in 2003 on the ability of the indirect channel to better penetrate international markets, such as Europe.
International Revenues
      Concord has twelve international subsidiaries and five international branch offices. Concord has customers in 63 countries.

	Year Ended December 31,

		Percent		Percent
	2004	Change	2003	Change	2002

	(Dollars in thousands)
United Kingdom	$7,526	(27.7)%	$10,412	81.7%	$5,731
Europe (excluding the U.K.)	16,112	(19.1)%	19,907	19.6%	16,640
Rest of the World	13,001	(9.8)%	14,419	5.5%	13,661

Total	$36,639	(18.1)%	$44,738	24.2%	$36,032

Percent of Total Revenues
United Kingdom	7.1%		10.0%		6.1%
Europe (excluding the U.K.)	15.2%		19.1%		17.7%
Rest of the World	12.2%		13.9%		14.6%
      Fiscal 2004 compared to fiscal 2003: The decrease in international revenues in both absolute dollars and percentage of revenues for 2004 was due mainly to strong demand by European managed service providers in Germany and the UK in 2003. Sales to these segments in Europe were lower in 2004 as demand for our products was not as robust as compared to the corresponding prior year periods. Sales in specific countries and regions can be affected by large transactions and can lead to unpredictable buying patterns. This variability can lead to fluctuations in revenues between regions.
      Fiscal 2003 compared to fiscal 2002: The increase in international revenues as a percentage of total revenues was driven primarily by strong demand by European service providers, manly due to several specific large transactions in 2003.
      The increase in international revenues as a percentage of total revenues is primarily the result of Concord’s expansion of its operations outside the United States, which has included both the hiring of additional personnel as well as the establishment of additional reseller relationships.
      Although international revenues decreased year over year, we expect revenue from international customers will continue to be approximately 30% to 50% of total revenues. We continue to commit additional time, training, and development resources to customizing our products and services for selected international markets and this will improve our ability to meet our international sales targets. We believe that continued growth and profitability will require further expansion of our sales, marketing and customer service functions in international markets. However, there can be no assurance that we will be successful in meeting this estimate.
Segment Revenues
      Concord’s reportable segments are determined by customer type: managed service providers/telecommunication carriers (“MSP/ TC”) and enterprise.

	Year Ended December 31,

		Percent		Percent
	2004	Change	2003	Change	2002

	(Dollars in thousands)
Segment Revenues
MSP/ TC	$48,374	3.2%	$46,872	18.3%	$39,636
Enterprise	57,814	1.1%	57,191	5.5%	54,208

Total Revenues	$106,188	2.0%	$104,063	10.9%	$93,844

Percent of Total Revenues
MSP/ TC	45.6%		45.0%		42.2%
Enterprise	54.4%		55.0%		57.8%
      Fiscal 2004 compared to fiscal 2003: The increase in MSP/ TC revenue in absolute dollars and as a percentage of total revenue, from 2003 to 2004 was driven by several large telecommunication carriers’ orders in the US. The increase in enterprise revenues in absolute dollars was due to an increase in demand for our products from repeat sales to existing customers.
      Fiscal 2003 compared to fiscal 2002: The increase in MSP/ TC revenue in absolute dollars and as a percentage of total revenues from 2002 to 2003 was driven primarily by increased sales to European based MSP/ TC customers. The increase in enterprise revenues in absolute dollars was due to an increase in demand for our products from new customers and repeat sales to existing customers.
      We expect that MSP/ TC revenue will continue to be approximately 40% to 50% of total revenues; however, there can be no assurance that we will be successful in meeting this estimate.
Revenues Recognized in Connection With Third Party Software.
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

      Revenues generated by Concord products that included third party software were:

	Year Ended December 31,

		Percent		Percent
	2004	Change	2003	Change	2002

	(Dollars in thousands)
Revenues	$15,628	27.3%	$12,281	271.8%	$3,303
Percent of Total Revenues
Revenues	14.7%		11.8%		3.5%
      Fiscal 2004 compared to fiscal 2003: The increase of revenues from third party software in 2004 as compared to 2003 in both absolute dollars and percentage of total revenues was mostly driven by increased demand for Oracle® database software that is integrated into our product offering. Demand for the Oracle® database product is also driven by the transition of our large installed base from the Ingres database to the Oracle® database.
      Fiscal 2003 compared to fiscal 2002: In 2002, we integrated the Oracle® database software into our product offering; this enabled us to replace the Ingres database with the Oracle® product and to offer one single database solution to our customers. In the first quarter of 2003, we repackaged some of our product offerings to increase the value proposition of some components of the eHealth Suite; this repackaging, which included the Oracle database in some instances, resulted in new products with a higher average selling price. This repackage resulted in higher revenues recognized in connection with third party software.
Cost of Revenues
      Cost of revenues includes cost of license revenues and cost of service revenues.

	Year Ended December 31,

		Percent		Percent
	2004	Change	2003	Change	2002

	(Dollars in thousands)
Cost of License Revenues	$3,490	12.0%	$3,117	68.5%	$1,850
Cost of Service Revenues	17,488	8.4%	16,127	6.7%	15,120

Total Cost of Revenues	$20,978	9.0%	$19,244	13.4%	$16,970

Percent of Total Revenues
Cost of License Revenues	3.3%		3.0%		2.0%
Cost of Service Revenues	16.5%		15.5%		16.1%
Cost of License Revenues
      Cost of license revenues includes expenses associated with royalty fees, production, fulfillment of orders, product documentation and amortization expense associated with the completed technology intangible asset. Royalty costs are composed of third party software costs. The amortization expense is related to the acquisition of netViz.

	Year Ended December 31,

		Percent		Percent
	2004	Change	2003	Change	2002

	(Dollars in thousands)
Cost of License Revenues	$3,490	12.0%	$3,117	68.5%	$1,850
Percent of Total Revenues
Cost of License Revenues	3.3%		3.0%		2.0%
      Fiscal 2004 compared to fiscal 2003: The increase of cost of license revenues in absolute dollars is driven mainly by higher royalty costs, which are fees paid to third party software companies.

      Fiscal 2003 compared to fiscal 2002: The increase of cost of license revenues in absolute dollars is driven by amortization expense and higher royalty costs. The factors contributed approximately 21% and 56%, respectively, of the increase in cost of license revenues.
Expenses Recognized in Connection With Third Party Software.
      Royalty costs are comprised of third party software costs. Costs associated with revenues generated by Concord products that included third party software were:

	Year Ended December 31,

		Percent		Percent
	2004	Change	2003	Change	2002

	(Dollars in thousands)
Expenses	1,801	29.0%	1,396	104.7%	$682
Percent of Total Revenues
Expenses	1.7%		1.3%		0.7%
      Fiscal 2004 compared to fiscal 2003: The increase in royalty costs was mostly driven by increased demand for Oracle® database software that is integrated into our product offering. Demand for the Oracle® database product is also driven by the transition of our large installed base from the Ingres database to the Oracle®database. In 2002, we integrated the Oracle® database software into our product offering; this enabled us to replace the Ingres database we used previously with the Oracle® product and to offer one single database solution to our customers. As our installed base has grown, the number of products under maintenance, which includes third party software, has also increased. Third party maintenance charges are usually based on the number of sold units.
      Fiscal 2003 compared to fiscal 2002: The increase in royalty costs is mostly driven by the cost of distribution of the Oracle database and the related maintenance costs.
Cost of Service Revenues
      Cost of service revenues includes the personnel costs associated with providing customer support in connection with maintenance, training and professional service contracts.

	Year Ended December 31,

		Percent		Percent
	2004	Change	2003	Change	2002

	(Dollars in thousands)
Cost of Service Revenues	17,488	8.4%	16,127	6.7%	15,120
Percent of Total Revenues
Cost of Service Revenues	16.5%		15.5%		16.1%
      Fiscal 2004 compared to fiscal 2003: The increase in absolute dollars and percentage of revenues was driven by supporting a growing base of service customers in the US, which resulted in an increase in personnel and related costs in servicing those customers.
      Fiscal 2003 compared to fiscal 2002: The increase in absolute dollars is attributable to the costs associated with the opening, in the first quarter of 2003, of a technical support call center in Australia, which is servicing our customers in the Asia-Pacific region.
      The decrease of the cost of service revenues as a percentage of revenue from 2002 to 2003 is mainly attributable to investments made in our information technology infrastructure, which have improved the productivity of the service organization.

Gross Profit
      Total gross profit includes gross profit from license revenues and gross profit from service revenues.

	Year Ended December 31,

		Percent		Percent
	2004	Change	2003	Change	2002

	(Dollars in thousands)
Gross Profit	$85,210	0.5%	$84,819	10.3%	$76,874
Percent of Total Revenues
Gross Profit	80.2%		81.5%		81.9%
      Fiscal 2004 compared to fiscal 2003: The increase in total gross profit, in absolute dollars, is driven by the increase of total revenues, while the decrease of the gross profit percentage is driven by the increase in royalty and a full year of amortization expenses related to the netViz acquisition.
      Fiscal 2003 compared to fiscal 2002: The increase in total gross profit, in absolute dollars is driven by the increase of total revenues. The decrease of the gross profit percentage is driven by the increase in royalty costs.
      We expect to increase our gross profit in absolute dollars; however, this will depend upon our revenue growth, among other factors. Accordingly, there can be no assurance that we will be successful in increasing our gross profit on an absolute basis of total revenues.
Research and Development Expenses
      Research and development expenses consist primarily of personnel costs associated with software development.

	Year Ended December 31,

		Percent		Percent
	2004	Change	2003	Change	2002

	(Dollars in thousands)
Research and Development	$25,218	10.5%	$22,827	3.9%	$21,973
Percent of Total Revenues
Research and Development	23.7%		21.9%		23.4%
      Fiscal 2004 compared to fiscal 2003: The increase in research and development expenses in both absolute dollars and percentage of revenues was related to the compensation expenses related to the Option Repurchase program, severance costs for reduction in force, and offshore development consulting. The Option Repurchase program accounted for 57% of the increase in research and development expenses. The severance costs and offshore development costs accounted for 13% and 28%, respectively, to the increase in research and development costs. Offshore development consulting consists of consultants engaged to accelerate the time to market of certain modules of our eHealth® Suite of products.
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

Sales and Marketing Expenses
      Sales and marketing expenses consist primarily of salaries, commissions to sales personnel and agents, travel, tradeshow participation, public relations, advertising, and other promotional expenses.

	Year Ended December 31,

		Percent		Percent
	2004	Change	2003	Change	2002

	(Dollars in thousands)
Sales and Marketing	$49,911	3.2%	$48,352	2.0%	$47,383
Percent of Total Revenues
Sales and Marketing	47.0%		46.5%		50.5%
      Fiscal 2004 compared to fiscal 2003: The increase is due to the acquisition of netViz and increased sales expenses, which were partially offset by lower marketing expenses. NetViz sales and marketing functions accounted for about $0.5 million of the increase in costs. Excluding netViz, the increase of $2.7 million in sales expenses is driven by ongoing recruiting fees due to sales turnover, severance costs related to terminations of sales employees, higher travel expenses, sales commissions and bonus payments to our sales force due to the increase attainment rate by some of our sales teams, and compensation cost associated with the Option Repurchase program. Each of these factors contributed 24%, 19%, 15%, 11% and 13%, respectively, to the increase. The decrease of $1.6 million in marketing expenses was mainly driven by lower headcount-related expenses and lower travel expenses. Each factor contributed about 54% and 14%, respectively, to the decrease.
      Fiscal 2003 compared to fiscal 2002: The increase in absolute dollars is due to the acquisition of netViz and increased sales expenses, which were partially offset by lower marketing expenses. The integration and investments made in the sales and marketing functions of netViz account for about $0.4 million of the increase. Sales expenses increased by approximately $3.7 million due to additional headcount and higher sales commissions and bonus payments to our sales force resulting from higher license revenues. Our sales force is compensated on the initial sales of licenses and services. Each factor contributed approximately 32% and 58%, respectively, to the increase. Marketing expenses decreased by approximately by $3.2 million due to lower marketing program spending and lower headcount. Each factor contributed about 36% and 31%, respectively, to the decrease.
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

	Year Ended December 31,

		Percent		Percent
	2004	Change	2003	Change	2002

	(Dollars in thousands)
General and Administrative	$11,676	29.2%	$9,035	17.9%	$7,665
Percent of Total Revenues
General and Administrative	11.0%		8.7%		8.2%
      Fiscal 2004 compared to fiscal 2003: The increase in general and administrative expenses in both absolute dollars and percentage of revenues was primarily attributed to the compensation expenses related to the Option Repurchase program, and increased fees relating to compliance with the Sarbanes-Oxley Act of 2002. The increased fees incurred include legal, audit and consulting fees. Each factor contributed approximately 48% and 40%, respectively, to the variance. Lower bad debt expenses due to an adjustment to the allowance for doubtful accounts resulting from a refinement in methodology partially offset these increases and contributed (11%) to the variance. The adjustment to the allowance for doubtful accounts resulted in the amount of $0.9 million, which served to reduce general and administrative expenses and had an impact of $0.03 per share on our diluted earnings per share.
      Fiscal 2003 compared to fiscal 2002: The increase in absolute dollars from 2002 to 2003 was due to the integration of netViz, higher salary and bonus expenses, increased administrative fees, which include legal and auditing fees, and an increase in the use of consultants in preparation for new rules governing publicly-traded companies in the United States. Lower bad debt expenses offset these increases, in part. Each factor contributed approximately 10%, 48%, 34%, 14%, and (39%), respectively, to the variance.
      We expect to decrease these expenses as a percentage of total revenues; however, this will ultimately depend upon our revenue growth, among other factors. Accordingly, there can be no assurance that we will be successful in decreasing our expenses as a percentage of total revenues.
Acquisition-Related Charges
      Acquisition-related charges in 2003 were expenses associated with the acquisition of netViz; these include mostly legal and audit fees.

	Year Ended December 31,

		Percent		Percent
	2004	Change	2003	Change	2002

	(Dollars in thousands)
Acquisition-related charges	$—	0.0%	$40	0.0%	$—
Percent of Total Revenues
Acquisition-related charges	0.0%		0.0%		0.0%
      There were no acquisition related charges incurred in 2002 or 2004.
In-Process Research & Development Expenses
      In process research & development expenses relate to our licensing of components of Tavve’s technology. Concord has licensed Tavve’s root cause analysis and discovery of layer 2 and 3 network topology to build upon our current position in optimizing application availability and performance across networks and systems.

	Year Ended December 31,

		Percent		Percent
	2004	Change	2003	Change	2002

	(Dollars in thousands)
In-process research & development	$100	(89.9)%	$994	0.0%	$—
Percent of Total Revenues
In-process research & development	0.1%		1.0%		0.0%
      Concord completed two purchases of source code from Tavve; one totaling $1.0 million in 2003 and the second for $0.1 million in 2004. There were no in process research & development expenses incurred in 2002.

Other Income
      Other income consists of interest earned on funds available for investment, interest expenses payable on the Convertibles Senior Notes issued in December 2003, foreign currency exchange gains and losses and miscellaneous foreign taxes.

	Year Ended December 31,

		Percent		Percent
	2004	Change	2003	Change	2002

	(Dollars in thousands)
Interest Income	$4,471	59.2%	$2,808	(10.2)%	$3,127
Interest Expense	(3,283)	1245.5%	(244)	1335.3%	(17)
Other	(139)	(71.0)%	(480)	147.4%	(194)

Total Other Income, net	$1,049	(49.7)%	$2,084	(28.5)%	$2,916

Percent of Total Revenues
Other Income	1.0%		2.1%		3.1%
      Fiscal 2004 compared to fiscal 2003: The $1.7 million increase in interest income in 2004 as compared to 2003 is attributable to the additional interest income generated by the investment of the $83.0 million in proceeds from the issuance of our 3.0% Senior Convertible Notes due 2023 (the “Notes”) in December 2003.
      Interest expense includes interest paid on the Notes and amortization of the issuance costs which primarily consist of investment banker, legal and other professional fees. Interest expense was $2.6 million while amortization expense was $0.7 million, respectively, for 2004. Issuance costs are being amortized over a five-year period to the first date holders of the Notes may require Concord to repurchase the outstanding Notes.
      The decrease in other expenses in 2004 as compared to 2003 is due to smaller foreign currency transaction and translation losses attributable to the U.S. dollar remaining stable or slightly weaker against certain foreign currencies offset by the U.S. dollar strengthening against the Euro.
      Fiscal 2003 compared to fiscal 2002: The decrease of interest income is due to lower yield on our investment portfolio, which is driven by lower interest rates. Concord incurred interest expenses of $0.2 million following the issuance of $86.25 million in Convertible Senior Notes in December of 2003. The increase in other expenses is due to larger foreign currency transaction and translation losses attributable to a weaker U.S. dollar.
Provision for Income Taxes
      The provision for income taxes relates to federal, state and foreign taxes resulting from the profitability of certain of our foreign operations and the release of a portion of our deferred tax asset valuation reserve.

	Year Ended December 31,

		Percent		Percent
	2004	Change	2003	Change	2002

	(Dollars in thousands)
(Benefit from) provision for income taxes	$(112)	(94.4)%	$(2,015)	(454.8)%	$568
Percent of Total Revenues
(Benefit from) provision for income taxes	(0.1)%		(1.9)%		0.6%
      Fiscal 2004 compared to fiscal 2003: In 2004, we recorded an income tax benefit of $0.8 million in connection with the increase of our deferred tax assets, net of the effect of items benefited in the additional paid in capital and other comprehensive income accounts. This was offset by approximately $0.7 million in foreign and state income taxes.
      Fiscal 2003 compared to fiscal 2002: In 2003, we recorded an income tax benefit of $2.6 million in connection with the reversal of our non-cash deferred tax valuation allowance; this was offset by approximately $0.6 million in foreign taxes. In 2002, the provision mostly related to foreign taxes.

Liquidity and Capital Resources

	December 31,		December 31,		December 31,
	2004	Change	2003	Change	2002

	(Dollars in thousands)
Working Capital	$147,925	(1.0)%	$149,433	158.6%	$57,792
Cash, cash equivalents and marketable securities (net of restricted cash)	$159,455	(1.5)%	$161,891	122.3%	$72,831

	Year Ended December 31,

	2004	Change	2003	Change	2002

	(Dollars in thousands)
Cash provided by operating activities	$143	(98.6)%	$10,387	81.5%	$5,724
Cash used for investing activities	$(56,426)	46.3%	$(38,574)	452.6%	$(6,980)
Cash provided by financing activities	$2,663	(96.9)%	$87,261	3247.2%	$2,607
Working capital
      Fiscal 2004 compared to fiscal 2003: The decrease in working capital is driven by decline in cash, cash equivalents, and marketable securities.
      Fiscal 2003 compared to fiscal 2002: The increase in working capital, from 2002 to 2003, is primarily due to the issuance of $86.25 million of convertible senior notes, for which we received $82.7 million, net of commissions and fees. The rest of the increase is due, in part, to an increase of $6.0 million of cash, cash equivalents and marketable securities, which was the cash generated through our normal operations.
Cash, cash equivalents and marketable securities (net of restricted cash)
      Cash, cash equivalents and marketable securities consist of highly liquid investments in time deposits held at major banks, commercial paper, United States government agency discount notes, money market mutual funds and other money market securities with original maturities of 90 days or less.
      Fiscal 2004 compared to fiscal 2003: The decrease of cash, cash equivalents and marketable securities is mainly due to an increase in the unrealized loss in marketable securities following the increase of interest rates.
      Fiscal 2003 compared to fiscal 2002: The increase of cash, cash equivalents and marketable securities is primarily due to the issuance of convertible senior notes; this accounts for $82.7 million of the increase. The rest of change is due to the increase in net income and changes in various working capital components.
Cash provided by operating activities
      Cash flows from operating activities fluctuations are driven by changes in net income, accrued expenses, accounts receivable and deferred taxes.
      Fiscal 2004 compared to fiscal 2003: Cash flows from operating activities decreased due to a decline in profitability from 2003 to 2004. Average daily sales outstanding (DSO) for the quarter increased to 76 days at December 31, 2004 compared to 72 days at December 31, 2003. DSO is calculated by dividing the period end accounts receivable by the quarterly revenue. DSO measures both the age, in terms of days, of our accounts receivable and the average time it takes to turn the receivable into cash. There are a number of factors affecting DSO, including our payment terms, collection ability and the timing of sales made during a quarter.
      Fiscal 2003 compared to fiscal 2002: Cash flows from operating activities increased due to an improvement in profitability from 2002 to 2003. Average daily sales outstanding (DSO) for the quarter increased to 72 days at December 31, 2003 compared to 66 days at December 31, 2002.

Cash used for investing activities
      Investing activities have consisted of the investments in marketable securities, acquisition of property and equipment, most notably computer and networking equipment to support the corporate infrastructure, and business acquisitions. Concord manages its market risk on its investment securities by selecting investment grade securities with the highest credit ratings and relatively short duration that trade in highly liquid markets.
      Fiscal 2004 compared to fiscal 2003: The increase in cash used in investing activities is mainly due to the timing of purchase and sales of marketable securities. Following the issuance of $86.25 million of Convertible Senior Notes, Concord invested these funds into marketable securities.
      Fiscal 2003 compared to fiscal 2002: The increase from 2002 to 2003 in cash used in investing activities is mainly due to the timing of the purchases and maturities of investments and the acquisition of netViz. These factors contributed 80% and 13% to the change, respectively.
Cash provided by financing activities
      Financing activities consisted primarily of the issuance of Common Stock and debt.
      Fiscal 2004 compared to fiscal 2003: In 2004, Concord received approximately $2.7 million from the exercise of employee stock options. There was no issuance of debt in 2004. On December 8, 2003, Concord received $82.7 million, net of fees and commissions, following the issuance of $86.25 million of Convertible Senior Notes. The issuance of these Notes explains the change from 2003 to 2004 in the cash provided by financing activities.
      Fiscal 2003 compared to fiscal 2002: In 2002, Concord received approximately $2.6 million from the exercise of employee stock options. There was no issuance of debt in 2002.
Contractual obligations
      The following table is a summary of our contractual obligations:

	Year Ended December 31,

	2005	2006	2007	2008	2009	Total

	(In thousands)
Facility and certain equipment leases	$4,053	$2,275	$887	$196	$3	$7,414
Minimum royalties payments	565	565	565	—	—	1,695
Convertible notes	—	—	—	86,250	—	86,250
Interest payments on the Convertible Notes	2,588	2,588	2,588	2,588	—	10,352

Total commitments	$7,206	$5,428	$4,040	$89,034	$3	$105,711

      Concord leases its facilities and certain equipment under operating lease agreements extending through August 2007. Concord’s remaining lease commitments for all leased facilities and equipment with an initial or remaining term of at least one-year total $7.4 million.
      Concord has entered into several software license agreements for exclusive worldwide licenses to distribute or utilize certain patented computer software. Concord bundles third-party software in some of its products when it determines that bundling such software is cost-effective or increases the effectiveness of Concord’s products. The minimum royalties payment for these exclusive arrangements is $1.7 million for 2005 to 2007.
      On December 8, 2003, Concord raised $82.7 million, net of fees and commissions, following the issuance of convertible senior notes with a principal of $86.25 million. The Convertible Senior Notes mature in 2023 and bear interest of 3.0%, payable semi-annually in June and December of each year. Concord intends to use the net proceeds of the offering for working capital and general corporate purposes and potentially for future acquisitions of complementary businesses and technologies. Holders of the Convertible Senior Notes may elect to convert some or all of the outstanding Convertible Senior Notes upon certain events, including a change in control or if during a conversion period, the closing price of our stock exceeds $32.24, which is 120% of the conversion price ($26.87) for 20 trading days in a period of 30 trading days, which starts on the first business day of a quarter. If the threshold is met, then holders may convert their Convertible Senior Notes into our Common Stock at any time during the succeeding 90 days, beginning on the 30th trading day of the quarter. We may redeem some or all of the Convertible Senior Notes at any time on or after December 15, 2008. Holders have the right to require Concord to purchase all or a portion of their notes for cash on December 15, 2008, December 15, 2013, and December 15, 2018. If Concord elects to redeem on December 15, 2008, our contractual obligation for interest payments in 2008 would be reduced by approximately $0.1 million.
      As of December 31, 2004, Concord’s stock price had not exceeded 120% of the conversion price on any trading day since December 8, 2003 and no other events had occurred which would make the Convertible Senior Notes convertible. Holders may convert the notes into shares of our common stock at an initial conversion rate of 37.2148 shares of common stock per $1,000 principal amount of notes (representing a conversion price of approximately $26.87 per share which converts into 3,209,776 shares of common stock), subject to adjustment. We may redeem some or all of the convertible senior notes on or after December  15, 2008.
      As of December 31, 2004, Concord had available for U.S. federal income tax purposes net operating loss carry forwards of approximately $24.1 million, which expire at various dates through 2024. In addition, as of December 31, 2004, Concord had U.S. federal research and development tax credit carry forwards of approximately $2.8 million, which expire at various dates through 2022. Under current tax law, the utilization of net operating loss and research and development tax credit carry forwards may be subject to annual limitations in the event of certain changes in ownership. Pursuant to the Tax Reform Act of 1986, the utilization of net operating loss carry forwards for tax purposes may be subject to an annual limitation if a cumulative change of ownership of more than 50% occurs over a three-year period.
      As of December 31, 2004, Concord’s principal sources of liquidity included cash, cash equivalents, and marketable securities. Concord believes that its current cash, cash equivalents, marketable securities and cash provided by future operations will be sufficient to meet its working capital and anticipated capital expenditure requirements for at least the next 12 months. Although operating activities may provide cash in certain periods, to the extent Concord experiences growth in the future, its operating and investing activities may require additional cash. Consequently, any such future growth may require Concord to obtain additional equity or debt financing.
Recent Accounting Pronouncements
      In December 2004, the Financial Accounting Standards Board (FASB) issued a revision to SFAS No. 123, SFAS 123R Share-Based Payment. SFAS No. 123R requires all companies to measure compensation costs for all share-based payments, including stock options, at fair value and expense such payments over the service period. SFAS No. 123R specifies that companies must use an option-pricing model to estimate fair value, although it does not specifically require the use of a particular model. The new standard is effective for interim or annual periods beginning after June 15, 2005, and, therefore, will be effective for Concord beginning with the third quarter of 2005. Under the provisions of FAS 123R, companies can select from three transition methods for the implementation of this standard. The modified prospective method would require all new awards that are granted after the effective date to use the provisions of FAS 123R. Under this method, for vested awards that are outstanding on the effective date of FAS 123R, a company would not have to record any additional compensation expense. For unvested awards that are outstanding on the effective date of FAS 123R and were previously included as part of pro forma net income and earnings per share under the provisions of FAS 123 would be charged to expense over the remaining vesting period, without any changes in measurement. The second alternative is a variation of the modified prospective method, which would allow companies to restate earlier interim periods in the year that FAS 123R is adopted using the applicable FAS 123 pro forma amounts. Under the third alternative, the modified retrospective method, companies would apply the modified prospective method and also restate their prior financial statements to include the amounts that were previously recognized in their pro forma disclosures under the original provisions of FAS 123. Currently, we disclose the estimated effect on net income of these share-based payments in the footnotes to the financial statements and the estimated fair value of the share-based payments has historically been determined using the Black-Scholes pricing model. We have not determined which option-pricing model or transition method to use upon implementation of this standard and have not yet completed our evaluation of the impact of SFAS No. 123R, but expect the adoption to have a material effect on our consolidated financial statements.
      In December 2004, the FASB issued Statement No. 153, Exchanges of Nonmonetary Assets — Amendment of APB Opinion No. 29. The provisions of SFAS No. 153 are based upon the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged and it eliminates the narrow exception for nonmonetary exchanges of similar productive assets and replaces it with a broader exception for exchanges of nonmonetary assets that do not have “commercial substance.” The provisions in SFAS 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Concord does not expect the adoption of SFAS 153 to have a material effect on its consolidated financial statements.
      The FASB has issued two FASB Staff Positions (FSP) that provide accounting guidance on how companies should account for the effects of the American Jobs Creation Act of 2004 that was signed into law on October 22, 2004.
      The American Jobs Creation Act of 2004 allows for temporary dividend deductions equal to 85% of cash dividends received during the tax year from controlled foreign corporations and invested in the United States. The result of this legislation could affect how companies report their deferred income tax balances. The first FSP is FSP SFAS 109-1 and concludes that the tax relief from this legislation should be accounted for as a “special deduction” instead of a tax rate reduction. The second FSP is FSP SFAS 109-2 and gives a company additional time to evaluate the effects of the legislation on any plan for reinvestment or repatriation of foreign earning for purposes of applying FASB Statement No. 109, Accounting for Income Taxes. Concord has not yet completed its evaluation of the provisions of the American Jobs Creation Act of 2004. The repatriation of foreign earnings would not have a material effect on Concord’s consolidated financial statements. We do not anticipate the repatriation of foreign earnings to the United States in the future.
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
      At December 31, 2003 Concord had $86.25 million of convertible senior notes with a fixed interest rate of 3%. Accordingly, changes in the fair value of our fixed rate debt will not have any impact.
      All of Concord’s investments are in investment grade securities with high credit ratings of relatively short duration that trade in highly liquid markets and are carried at fair value on Concord’s books. Accordingly, Concord has no quantitative information concerning the market risk of participating in such investments. Due to the short-term nature of our investments, we believe we have minimal market risk. Our investment portfolio of cash equivalents and marketable securities is subject to interest rate fluctuations, but we believe this risk is immaterial due to the short-term nature of these investments.

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
      We do not enter into or hold derivatives for trading or speculative purposes, and we only enter into contracts with highly rated financial institutions. At December 31, 2004, we had no forward contracts outstanding.
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
      Concord’s financial statements together with the related notes and the reports of PricewaterhouseCoopers LLP, independent registered public accounting firm, are set forth in Item 15.

Item 9A.	Controls and Procedures
      (a) Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, Concord carried out an evaluation, under the supervision and with the participation of its management, including Concord’s President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Concord’s disclosure controls and procedures, as defined in Exchange Act Rule 15d-14 (c). Based upon that evaluation, Concord’s President and Chief Executive Officer and Chief Financial Officer concluded that Concord’s disclosure controls and procedures are effective in enabling Concord to record, process, summarize, and report information required to be included in Concord’s periodic SEC filings within the required time period.
      (b) Changes in Internal Controls over Financial Reporting. There were no changes in Concord’s internal controls over financial reporting (as defined in Rule 13a-15 (f) under the Exchange Act) during the fourth quarter that has materially affected, or would be reasonably likely to materially affect Concord’s internal controls over financial reporting.
Management’s Report on Internal Control Over Financial Reporting
      Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organiza-

tions of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2004.
      Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.
PART III

Item 10.	Directors and Officers of the Registrant
      The information under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” as set forth in Concord’s Proxy Statement for its annual stockholders’ meeting to be held May 4, 2005 is incorporated herein by reference.
      Set forth below is certain information relating to each executive officer’s business experience:

Name	Position

John A. Blaeser	President, Chief Executive Officer and Chairman of the Board
Douglas A. Batt	Executive Vice President, General Counsel and Clerk
Melissa H. Cruz	Executive Vice President, Business Services Chief Financial Officer, Asst. Clerk and Treasurer
Ferdinand Engel	Executive Vice President, Engineering and Chief Technology Officer
Michael Fabiaschi	Executive Vice President and General Manager, Spectrum Business Unit
Dayton Semerjian	Executive Vice President, Marketing
Ted Williams	Executive Vice President, Worldwide Sales and Professional Services
      Our executive officers and their ages as of December 31, 2004 are as follows:
      John A. Blaeser, 63, has been Concord’s President, Chief Executive Officer and Chairman of the Board, since January 1996 and a director of Concord since 1985. Prior to joining Concord as Chief Executive Officer and President, from 1991 until 1996, Mr. Blaeser was Managing General Partner of EG&G Venture Management, a venture capital firm. Mr. Blaeser currently serves as a director for Network Engines, Inc.
      Douglas A. Batt, 44, has been Concord’s Executive Vice President and General Counsel since November 2002, and Vice President and General Counsel from July 2000 until November 2002. Prior to joining Concord, Mr. Batt was Technology Counsel at Reebok International Ltd. from October 1997 until July 2000 and from September 1991 until October 1997, Mr. Batt was an attorney with the law firm of Goodwin Procter LLP in Boston.
      Melissa H. Cruz, 42, has been Concord’s Executive Vice President, Business Services and Chief Financial Officer since April 2000, Vice President Finance from January 2000 until April 2000, Director of Finance from August 1998 until January 2000 and Manager, Financial Planning from August 1997 until August 1998. Prior to joining Concord, Ms. Cruz was Director of Finance at SeaChange International, Inc. from November 1996 to August 1997, International Controller at Bay Networks, Inc. from November 1993 to July 1996 and from December 1984 to November 1993, Ms. Cruz held a variety of financial management roles at Digital Equipment Corporation.

      Ferdinand Engel, 56, has been Concord’s Executive Vice President of Engineering and Chief Technology Officer since April 2000, Senior Vice President of Engineering of Concord from September 1999 until April 2000 and Vice President of Engineering of Concord from 1989 until September 1999. Prior to joining Concord, Mr. Engel was Vice President of Engineering for Technology Concepts at Bell Atlantic Corp.
      Michael Fabiaschi, 49, has been Concord’s Executive Vice President and General Manager of the Spectrum Business Unit since the acquisition of Aprisma Management Technologies, Inc. in February 2005. Prior to joining Concord, Mr. Fabiaschi was the Chief Executive Officer of Aprisma Management Technologies from October 2002 to February 2005. Prior to joining Aprisma, Mr. Fabiaschi was the President and Chief Executive Officer of Xelus, Inc. from November 1998 to September 2002 and President and Chief Executive Officer of Racotek Corporation from March of 1996 to November of 1998. Prior to November 1998, Mr. Fabiaschi was Vice President of Sales and Services for Racotek and held various sales management positions at MAI/Basic 4.
      Dayton Semerjian, 40, has been Concord’s Executive Vice President of Marketing since April 2004 and Concord’s Director of Marketing from April 2003 to April 2004. Prior to joining Concord Mr. Semerjian was Principal of Inflection Point Consulting Group from June of 2002 to April of 2003, Executive Vice President of Worldwide Sales and Marketing of Openreach, Inc. from April of 2000 to May of 2002 and Vice President of Worldwide Marketing of Shiva Corporation from August of 1996 to January 2000.
      Ted Williams, 56, has been Concord’s Executive Vice President, Worldwide Field Operations since October 2004. Prior to joining Concord, Mr. Williams was Executive Vice President of Worldwide Sales for MRO Software. From 1988 to 1993 Mr. Williams was President and Chief Operating Officer of Comac Systems Corporation. Prior to 1988, Mr. Williams held industry marketing positions at Project Software and Development, Inc. and engineering positions at Stone and Webster Engineering Corporation and Fluor Corporation.
      Our Code of Business Conduct and Ethics (“Code”) applies to all of our directors, officers, and employees. It is publicly available on our website at www.concord.com/aboutus/invest/corp govern.shtml. Amendments to the Code and waivers of any provision thereof which require disclosure under applicable SEC and NASDAQ rules will be disclosed on our website.

Item 11.	Executive Compensation
      The information under the caption “Executive Compensation” as set forth in Concord’s Proxy Statement for its annual stockholders’ meeting to be held May  4, 2005 is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      The information under the caption “Securities Ownership of Certain Beneficial Owners and Management” as set forth in Concord’s Proxy Statement for its Annual Stockholders’ Meeting to be held May 4, 2005 is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions
      None.

Item 14.	Principal Accountant Fees and Services
      The response to this Item will be contained in the Proxy Statement for the annual stockholders meeting to be held on May 4, 2005 under the caption “Statement of Fees Paid to Independent Auditors,” and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
(a) The following documents are filed as part of this Form:
      1. Consolidated Financial Statements:

Page
Number

Report of Independent Registered Public Accounting Firm	52
Consolidated Balance Sheets:
December 31, 2004 and 2003	54
Consolidated Statements of Operations:
Years ended December 31, 2004, 2003 and 2002	55
Consolidated Statements of Stockholders’ Equity:
Years ended December 31, 2004, 2003 and 2002	56
Consolidated Statements of Cash Flows:
Years ended December 31, 2004, 2003 and 2002	57
Notes to Consolidated Financial Statements	58
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

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders
of Concord Communications, Inc.:
      We have completed an integrated audit of Concord Communications, Inc.’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements
      In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(l) present fairly, in all material respects, the financial position of Concord Communications, Inc. and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
Internal control over financial reporting
      Also, in our opinion, management’s assessment, included in “Management’s Report on Internal Control Over Financial Reporting,” appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on out audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP
Boston, Massachusetts
March 14, 2005

CONCORD COMMUNICATIONS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,	December 31,
	2004	2003

ASSETS
Current Assets:
Cash and cash equivalents	$15,816	$69,436
Marketable securities	143,639	92,455
Restricted cash	66	194
Accounts receivable, net of allowance of $423 and $1,050 at December 31, 2004 and 2003, respectively	24,183	22,194
Deferred tax assets	1,763	4,638
Prepaid expenses and other current assets	8,170	4,851

Total current assets	193,637	193,768

Equipment and improvements:
Equipment	22,557	19,433
Leasehold improvements	6,291	6,225

	28,848	25,658
Less — accumulated depreciation and amortization	22,622	18,961

	6,226	6,697

Goodwill	6,225	6,225
Other intangible assets, net	2,191	3,004

	8,416	9,229

Deferred tax assets	12,211	4,962
Unamortized debt issuance costs and other long-term assets	3,001	3,770

	15,212	8,732

Total assets	$223,491	$218,426

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$6,334	$5,218
Accrued expenses	12,171	12,627
Deferred revenue	27,207	26,490

Total current liabilities	45,712	44,335
Convertible senior notes	86,250	86,250

Total liabilities	131,962	130,585

Commitments and Contingencies (Note 9)
Stockholders’ Equity:
Preferred stock, $0.01 par value:
Authorized — 1,000,000 shares
Issued and outstanding — none	—	—
Common stock, $0.01 par value:
Authorized — 50,000,000 shares
Issued and outstanding — 18,449,964 and 18,121,211 shares at December 31, 2004 and 2003, respectively	184	181
Additional paid-in capital	117,113	111,651
Accumulated other comprehensive (loss) income	(427)	816
Accumulated deficit	(25,341)	(24,807)

Total stockholders’ equity	91,529	87,841

Total liabilities and stockholders’ equity	$223,491	$218,426

The accompanying notes are an integral part of these consolidated financial statements.

CONCORD COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

	Year Ended December 31,

	2004	2003	2002

Revenues:
License revenues	$49,973	$54,267	$51,230
Service revenues	56,215	49,796	42,614

Total revenues	106,188	104,063	93,844

Cost of Revenues:
Cost of license revenues	3,490	3,117	1,850
Cost of service revenues	17,488	16,127	15,120

Total cost of revenues	20,978	19,244	16,970

Gross profit	85,210	84,819	76,874

Operating Expenses:
Research and development	25,218	22,827	21,973
Sales and marketing	49,911	48,352	47,383
General and administrative	11,676	9,035	7,665
Acquisition-related charges	—	40	—
Acquired in-process research and development	100	994	—

Total operating expenses	86,905	81,248	77,021

Operating (loss) income	(1,695)	3,571	(147)

Other Income (Expense):
Interest income	4,471	2,808	3,127
Interest expense	(3,283)	(244)	(17)
Other expense	(139)	(480)	(194)

Total other income, net	1,049	2,084	2,916

(Loss) income before income taxes	(646)	5,655	2,769
(Benefit from) provision for income taxes	(112)	(2,015)	568

Net (loss) income	$(534)	$7,670	$2,201

Net (loss) income per common and potential common share:
Basic	$(0.03)	$0.44	$0.13

Diluted	$(0.03)	$0.42	$0.12

Weighted average common and potential common shares outstanding:
Basic	18,280,294	17,533,509	17,057,188

Diluted	18,280,294	18,207,541	17,627,122

The accompanying notes are an integral part of these consolidated financial statements.

CONCORD COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Common Stock
					Accumulated
		$0.01	Additional		Other
	Number of	Par	Paid-in	Deferred	Comprehensive	Accumulated		Comprehensive
	Shares	Value	Capital	Compensation	Income (Loss)	Deficit	Total	Income (Loss)

BALANCE, DECEMBER 31, 2001	16,901,193	169	96,365	(242)	1,892	(34,678)	63,506
Shares issued in connection with employee stock plans	344,812	3	2,604				2,607
Reversal of deferred compensation related to forfeitures of unvested stock options and restricted stock			(76)	76			—
Amortization of deferred compensation related to grants of stock options				106			106
Unrealized gains on available-for-sale securities, net of tax of $0					516		516	$516
Net income						2,201	2,201	2,201

Comprehensive income								$2,717

BALANCE, DECEMBER 31, 2002	17,246,005	172	98,893	(60)	2,408	(32,477)	68,936
Shares issued in connection with employee stock plans	534,210	5	4,525				4,530
Tax benefit from exercise of stock options			2,726				2,726
Shares issued in connection with netViz acquisition	340,996	4	4,964				4,968
Amortization of deferred compensation related to grants of stock options				60			60
Unrealized losses on available-for-sale securities, net of tax expense of $544			543		(1,592)		(1,049)	$(1,049)
Net income						7,670	7,670	7,670

Comprehensive income								$6,621

BALANCE, DECEMBER 31, 2003	18,121,211	$181	$111,651	$—	$816	$(24,807)	$87,841
Shares issued in connection with employee stock plans	328,753	3	2,660				2,663
Unrealized losses on available-for-sale securities, net of tax benefit of $806					(1,243)		(1,243)	$(1,243)
Tax benefit from exercise of stock options			2,802				2,802
Net loss						(534)	(534)	(534)

Comprehensive income								$(1,777)

BALANCE, DECEMBER 31, 2004	18,449,964	$184	$117,113	$—	$(427)	$(25,341)	$91,529

The accompanying notes are an integral part of these consolidated financial statements.

CONCORD COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,

	2004	2003	2002

Cash Flows from Operating Activities:
Net (loss) income	$(534)	$7,670	$2,201
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	4,528	5,223	6,077
Gain on disposal or sale of equipment and improvements	(3)	(14)	(7)
Stock-based compensation	—	60	106
Amortization of debt issuance costs	793	59	—
Deferred tax benefit	(766)	(2,624)	—
Changes in assets and liabilities:
Accounts receivable	(1,989)	(4,473)	(880)
Prepaid expenses and other current assets	(3,319)	(1,892)	176
Accounts payable	1,116	1,591	31
Accrued expenses	(456)	2,292	(3,217)
Deferred revenue	717	2,551	1,207
Other assets	60	(56)	30

Net cash provided by operating activities	147	10,387	5,724

Cash Flows from Investing Activities:
Purchases of equipment and improvements	(3,226)	(3,203)	(3,520)
Investments in marketable securities	(86,717)	(58,895)	(20,363)
Proceeds from sales of marketable securities	33,484	27,860	17,742
Deposit of restricted cash	(66)	—	(839)
Release of restricted cash	194	645	—
Purchases of software	(99)	—	—
Acquisition of business — net of cash acquired	—	(4,981)	—

Net cash used for investing activities	(56,430)	(38,574)	(6,980)

Cash Flows from Financing Activities:
Proceeds from convertible senior notes	—	86,250	—
Debt issuance costs	—	(3,519)	—
Proceeds from issuance of common stock	2,663	4,530	2,607

Net cash provided by financing activities	2,663	87,261	2,607

Net (decrease) increase in cash and cash equivalents	(53,620)	59,074	1,351
Cash and cash equivalents, beginning of year	69,436	10,362	9,011

Cash and cash equivalents, end of year	$15,816	$69,436	$10,362

Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$659	$513	$476
Cash paid for interest	$2,644	$20	$17
Supplemental Disclosure of Noncash Financing and Investing Transactions:
Reversal of deferred compensation related to forfeitures of stock options	$—	$—	$(76)
Retirements of fully depreciated equipment and improvements	$—	$4,615	$—
Unrealized gain/(loss) on available-for-sale securities	$(2,049)	$(1,592)	$516
Common stock issued to acquire business	$—	$4,968	$—
The accompanying notes are an integral part of these consolidated financial statements.

CONCORD COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Organization and Significant Accounting Policies
      Concord Communications, Inc. (the “Company” or “Concord”) is primarily engaged in the development and sale of Business Service Management (BSM) software to enterprise customers, managed service providers and telecommunication carriers principally located in the United States, Europe, the Middle East, Africa, Latin America and Asia Pacific.
      The Company is subject to the risks associated with technology-oriented companies. Primary among these risks are competition from substitute products and the ability to successfully develop and market the Company’s current and future products.

(a)	Principles of Consolidation
      The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

(b)	Cash, Cash Equivalents and Marketable Securities
      The Company follows the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company has classified its investment securities as available-for-sale and recorded them at fair value, with the unrealized gains and losses reported as a separate component of stockholders’ equity. The Company considers highly liquid investments, purchased with an original maturity of 90 days or less, to be cash equivalents. Cash equivalents were $9.6 million and $57.1 million at December 31, 2004 and 2003, respectively, and consisted primarily of money market funds.

(c)	Restricted Cash
      Restricted cash totaling $0.07 million and $0.2 million at December 31, 2004 and 2003, respectively, consists of money market funds held in the Company’s name and held with a major financial institution. Such funds are being used as collateral under a letter of credit arrangement required by a landlord for a lease that terminates in 2007.

(d)	Revenue Recognition
      Concord’s revenues consist of software license revenues and service revenues. Software license revenues are recognized in accordance with the American Institute of Certified Public Accountants’ Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as modified by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition With Respect to Certain Transactions. Software license revenues are recognized when persuasive evidence of an arrangement exists and delivery of the software has occurred, provided that the license fee is fixed or determinable, collection is considered reasonably assured and no customer acceptance clauses exist. The costs of shipping and handling related to the delivery of the product is included in revenue. If an arrangement includes an acceptance provision, revenue recognition occurs upon the earlier of receipt of a written customer acceptance or expiration of the acceptance period. If an arrangement includes a right of return for the possibility that the software does not meet published specifications during the warranty period, which is typically 90 days, revenue is recognized upon shipment if all other criteria are met as the Company’s product is mature and the Company has not experienced returns of product. If the fee is determined not to be fixed or determinable, revenue is recognized when the fees become due. If collection is not considered reasonably assured, revenue is recognized upon the receipt of cash. Revenues under multiple-element arrangements, which typically include software products, professional services, maintenance and sometimes undelivered specified software upgrades sold together, are allocated to each element using the

CONCORD COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
residual method in accordance with SOP 98-9. Under the residual method, the fair value of the undelivered elements are deferred and subsequently recognized when these elements are delivered; the remainder of the arrangement consideration is allocated to the software. The Company has established sufficient vendor specific objective evidence for professional services, maintenance, and specified software upgrades based on the price charged when these elements are sold separately. Accordingly, software license revenues are recognized under the residual method in arrangements in which software is licensed with professional services, maintenance and specified software upgrades.
      Service revenues include professional services and maintenance fees. Professional services are not essential to the functionality of the other elements in an arrangement and are accounted for separately. Professional service revenues are recognized as the services are performed, provided evidence of an arrangement exists, fees are fixed or determinable, and collection is considered reasonably assured.
      Maintenance revenues, a component of service revenues, are derived from customer support agreements generally entered into in connection with initial license sales and subsequent renewals. Maintenance fees include the right to unspecified upgrades on a when-and-if-available basis and ongoing technical support. Maintenance revenues are recognized ratably over the term of the maintenance period. Payments for maintenance fees are generally made in advance and are included in deferred revenue. As of December 31, 2004 and 2003, deferred revenue includes $19.9 million and $20.8 million, respectively, of deferred maintenance revenues.

(e)	Accounts Receivable
      The Company records trade accounts receivable at the invoiced amount; these accounts do not bear interest. The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current credit worthiness, as determined by a review of their current credit information. The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses based on historical experience and any specific customer collection issues that have been identified. The Company reviews its allowance for doubtful accounts on a monthly basis. The Company reviews all past due balances over 60 days individually for collectability. The Company charges account balances against the allowance when it is probable the receivable will not be recovered. The Company does not have any off-balance-sheet credit exposure to customers.
      While credit losses have historically been within expectations and the appropriate reserves have been established, the Company cannot guarantee that it will continue to experience the same credit loss rates that it has experienced in the past. Thus, if the financial condition of customers were to deteriorate, actual losses may exceed estimates, and additional allowances would be required.

(f)	Equipment and Improvements
      Equipment and improvements are recorded at cost. Depreciation is provided for on a straight-line basis over the useful lives of the assets, which are estimated to be three years for all assets other than leasehold improvements, which are amortized over the shorter of the life of the asset or the term of the lease. Upon retirement or sale, the related cost and accumulated depreciation or amortization is removed from the accounts and any resulting gain or loss is included in the results of operations. Depreciation expense of $3.7 million, $4.8 million and $6.1 million was incurred in fiscal years 2004, 2003 and 2002, respectively.

(g)	Use of Estimates in the Preparation of Financial Statements
      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial

CONCORD COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(h)	Financial Instruments, Concentration of Credit Risk and Significant Customers
      The Company has estimated the fair value of financial instruments using available market information and appropriate valuation methodologies. The carrying values of cash, cash equivalents, restricted cash, marketable securities, accounts receivable, accounts payable and accrued expenses approximate fair market value due to the short-term nature of these financial instruments. Given the relatively stable interest rate environment, the Convertible Senior Notes’ fair value approximates their carrying value. Financial instruments that potentially subject the Company to concentrations of credit risk are principally cash, cash equivalents, restricted cash, marketable securities, and accounts receivable. The Company has no significant off-balance-sheet or concentration of credit risk exposure such as foreign exchange contracts or option contracts. The Company maintains its cash, cash equivalents, restricted cash, and marketable securities with established financial institutions. Concentration of credit risk with respect to accounts receivable is limited to certain customers to whom the Company makes substantial sales. To reduce its credit risk, the Company routinely assesses the financial strength of its customers. The Company maintains an allowance for potential credit losses but historically has not experienced any significant losses related to individual customers or groups of customers in any particular industry or geographic area. One North American telecommunications customer accounted for 10.1% of revenues in 2004 and no individual customer or reseller accounted for more than 10% of revenues in 2003 or 2002. One North American telecommunications customer accounted for approximately 16% of accounts receivable at December 31, 2004 and no individual customer accounted for more than 10% of the Company’s accounts receivable at December 31, 2003.

(i)	Foreign Currency Translation and Transactions
      The Company translates the assets and liabilities of its foreign subsidiaries and branches at exchange rates in accordance with SFAS No. 52, Foreign Currency Translation. Revenues and expenses are translated using average exchange rates in effect during each period. Because the Company’s subsidiaries and branches are considered extensions of domestic operations, translation gains and losses are included in the Company’s consolidated statements of operations and are classified as other income (expense). Transaction and translation losses totaling $0.33 million, $0.44 million and $0.13 million were recognized in fiscal years 2004, 2003 and 2002, respectively.

(j)	Derivative Financial Instruments
      The Company occasionally uses forward contracts to reduce its exposure to foreign currency risk and variability in operating results due to fluctuations in exchange rates underlying the value of accounts receivable denominated in foreign currencies until such receivables are collected. A forward contract obligates the Company to exchange predetermined amounts of specified foreign currencies at specified exchange rates on specified dates. These foreign currency forward exchange contracts are denominated in the same currency in which the underlying foreign currency receivables are denominated and bear a contract value and maturity date that approximate the value and expected settlement date, respectively, of the underlying transactions. For contracts that are designated and effective as hedges, unrealized gains and losses on open contracts at the end of each accounting period, resulting from changes in the fair value of these contracts, are recognized in earnings in the same period as gains and losses on the underlying foreign denominated receivables are recognized and generally offset. The Company does not enter into or hold derivatives for trading or speculative purposes and only enters into contracts with highly rated financial institutions. The Company did not have any open forward contracts at either December 31, 2004 or 2003. The Company records the gains or losses on forward contracts in other income and expense. In the years ended December 31, 2004, 2003 and 2002 the Company did not record any material gains or losses on forward contracts.

CONCORD COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(k)	Software Development Costs
      SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed, requires the capitalization of certain computer software development costs incurred after technological feasibility is established. The Company believes that once technological feasibility of a software product has been established, the additional development costs incurred to bring the product to a commercially acceptable level are not significant. There were no capitalized software development costs related to internal development efforts at either December 31, 2004 or 2003.
      The Company may in the course of business purchase software to be used in its products. If the purchased software has reached technological feasibility in accordance with SFAS No. 86, the cost to purchase this software is capitalized and amortized at the greater of the ratio of current period revenues to the total of anticipated future revenues or the straight-line method over its remaining useful life. The Company assesses the recoverability of capitalized purchased software costs at each quarter end by comparing the carrying value to its net realizable value (“NRV”). NRV is the estimated future gross revenues from products that incorporate the software reduced by the estimated future costs of disposal. If NRV is less than the carrying value, the excess is written-off and the then current NRV becomes the new carrying value of the software. During the three months ended December 31, 2004, the Company capitalized $0.1 million of purchased software. The carrying value of capitalized software at December 31, 2004 was $0.08 million. There were no capitalized software development costs at December 31, 2003.

(l)	Stock-Based Compensation
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

CONCORD COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, an Amendment to FASB Statement No. 123, had been applied in measuring compensation expense for all periods presented.

	Year Ended December 31,

	2004	2003	2002

	(In thousands, except per share data)
Net income (loss):
As reported	$(534)	$7,670	$2,201
Add:
Stock-based employee compensation expense included in reported net income (loss), net of related taxes	3,298	60	106
Less:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(6,810)	(9,533)	(15,553)

Pro forma loss	$(4,046)	$(1,803)	$(13,246)

Basic net (loss) income per share:
As reported	$(.03)	$0.44	$0.13
Pro forma	$(.22)	$(0.10)	$(0.78)
Diluted net (loss) income per share:
As reported	$(.03)	$0.42	$0.12
Pro forma	$(.22)	$(0.10)	$(0.78)

(m)	Net (Loss) Income per Share
      The Company computes earnings per share following the provisions of SFAS No. 128, Earnings Per Share. Basic net income (loss) per share is computed using the weighted-average number of common shares outstanding for a period. Diluted net income (loss) per share is computed using the weighted-average number of common and dilutive potential common shares outstanding for the period. For the year ended December 31, 2004, options to purchase 389,815 shares of the Company’s common stock had exercise prices below the average market price. These options have been excluded from the calculation of the diluted net loss for the year ended December 31, 2004 solely because the effect of their inclusion would have been anti-dilutive, due to the net loss for the year ended December 31, 2004. For the years ended December 31, 2003 and 2002, all dilutive potential common shares consisted of outstanding options. The dilutive effect of outstanding stock options is computed using the treasury stock method. The dilutive effect of convertible preferred stock is computed using the if-converted method.

CONCORD COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Calculations of the basic and diluted net income (loss) per common share and potential common shares are as follows:

	Year Ended December, 31

	2004	2003	2002

	(In thousands except share and per share data)
Basic:
Net (loss) income applicable to common stockholders	$(534)	$7,670	$2,201

Weighted average common shares outstanding	18,280,294	17,533,509	17,057,188

Basic net (loss) income per share	$(.03)	$0.44	$0.13

Diluted:
Net (loss) income applicable to common stockholders	$(534)	$7,670	$2,201

Weighted average common shares outstanding	18,280,294	17,533,509	17,057,188
Potential common shares pursuant to stock options	—	674,032	569,934

Diluted weighted average shares	18,280,294	18,207,541	17,627,122

Diluted net (loss) income per share	$(.03)	$0.42	$0.12

      Diluted weighted average shares outstanding exclude options to purchase shares of the Company’s common stock with exercise prices above the average market price for the year. For the years ended December 31, 2004, 2003, and 2002 options to purchase shares of the Company’s common stock of 2,731,776, 1,931,133 and 2,113,271, respectively, have been excluded .
      The Emerging Issues Task Force (EITF) has issued a final consensus on Issue 04-08, Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effect on Diluted Earnings per Share, which requires that convertible securities must be included in the a dilutive earnings per share calculation, if dilutive, regardless of whether the market price trigger has been met. The Company’s Convertible Senior Notes fall within the scope of EITF 04-08. In the three months ended December 31, 2004, the Company adopted the provisions of EITF 04-08 retroactively for previously reported earnings per share calculations. For all periods presented since the issuance of the Convertible Senior Notes, common stock reserved for issuance upon conversion of approximately 3,209,776 shares was not included in diluted earnings per share because the effect of their inclusion would have been anti-dilutive.

(n)	Comprehensive Income (Loss)
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

(o)	Reclassifications
      Certain prior period amounts have been reclassified to conform to the current period presentations.

CONCORD COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(p)	Recent Accounting Pronouncements
      In December 2004, the Financial Accounting Standards Board (FASB) issued a revision to SFAS No. 123, SFAS 123R Share-Based Payment. SFAS No. 123R requires all companies to measure compensation costs for all share-based payments, including stock options, at fair value and expense such payments over the service period. SFAS No. 123R specifies that companies must use an option-pricing model to estimate fair value, although it does not specifically require the use of a particular model. The new standard is effective for interim or annual periods beginning after June 15, 2005, and, therefore, will be effective for the Company beginning with the third quarter of 2005. Under the provisions of FAS 123R, companies can select from three transition methods for the implementation of this standard. The modified prospective method would require all new awards that are granted after the effective date to use the provisions of FAS 123R. Under this method, for vested awards that are outstanding on the effective date of FAS 123R, a company would not have to record any additional compensation expense. For unvested awards that are outstanding on the effective date of FAS 123R and were previously included as part of pro forma net income and earnings per share under the provisions of FAS 123 would be charged to expense over the remaining vesting period, without any changes in measurement. The second alternative is a variation of the modified prospective method, which would allow companies to restate earlier interim periods in the year that FAS 123R is adopted using the applicable FAS 123 pro forma amounts. Under the third alternative, the modified retrospective method, companies would apply the modified prospective method and also restate their prior financial statements to include the amounts that were previously recognized in their pro forma disclosures under the original provisions of FAS 123. Currently, the Company discloses the estimated effect on net income of these share-based payments in the footnotes to the financial statements and the estimated fair value of the share-based payments has historically been determined using the Black-Scholes pricing model. The Company has not determined which option-pricing model or transition method to use upon implementation of this standard and has not yet completed its evaluation of the impact of SFAS No. 123R, but expects the adoption to have a material effect on its consolidated financial statements.
      In December 2004, the FASB issued Statement No. 153, Exchanges of Nonmonetary Assets — Amendment of APB Opinion No. 29. The provisions of SFAS No. 153 are based upon the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged and it eliminates the narrow exception for nonmonetary exchanges of similar productive assets and replaces it with a broader exception for exchanges of nonmonetary assets that do not have “commercial substance.” The provisions in SFAS 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not expect the adoption of SFAS 153 to have a material effect on its consolidated financial statements.
      The FASB has issued two FASB Staff Positions (FSP) that provide accounting guidance on how companies should account for the effects of the American Jobs Creation Act of 2004 that was signed into law on October 22, 2004. The American Jobs Creation Act of 2004 allows for temporary dividend deductions equal to 85% of cash dividends received during the tax year from controlled foreign corporations and invested in the United States. The result of this legislation could affect how companies report their deferred income tax balances. The first FSP is FSP SFAS 109-1 and concludes that the tax relief from this legislation should be accounted for as a “special deduction” instead of a tax rate reduction. The second FSP is FSP SFAS 109-2 and gives a company additional time to evaluate the effects of the legislation on any plan for reinvestment or repatriation of foreign earning for purposes of applying FASB Statement No. 109, Accounting for Income Taxes. The Company has not yet completed its evaluation of the provisions of the American Jobs Creation Act of 2004. The repatriation of foreign earnings would not have a material effect on the Company’s consolidated financial statements. The Company does not anticipate the repatriation of foreign earnings to the United States in the future.

CONCORD COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
      The results of operations of netViz have been included in the financial statements of the Company since the date of acquisition.
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
      The completed technology (software), reseller relationships, maintenance relationships and trade name/ trademark are being amortized at the greater of (a) the ratio that current revenues bear to the total of current and anticipated future revenues or (b) the straight-line method over their respective remaining useful lives. The contractor agreements are being amortized using the straight-line method over their useful lives. For the years ended December 31, 2004 and 2003, the identifiable intangible assets have been amortized using the straight-line method over their respective remaining useful lives. The values of the completed technology (software), reseller relationships, maintenance relationships, contractor agreements and trade name/trademark were determined using the income approach. The income approach requires a projection of revenues and expenses specifically attributed to the intangible assets. The discounted cash flow (“DCF”) method is then applied to the potential income streams after making necessary adjustments with respect to such factors as the wasting nature of the identifiable intangible assets and the allowance of a fair return on the net tangible assets and other intangible assets employed. There are several variations on the income approach, including the relief-from-royalty method, the avoided cost method, and the lost profits method.
      The relief-from-royalty method was used to value the trade name/trademark. The relief-from-royalty method is used to estimate the cost savings that accrue to the owner of the intangible assets that would otherwise have to pay royalties or licensee fees on revenues earned through the use of the asset. The royalty rate used in the analysis is based on an analysis of empirical, market-derived royalty rates for guideline intangible assets. Typically, revenue is projected over the expected remaining useful life of the intangible asset. The market-derived royalty rate is then applied to estimate the royalty savings. The key assumptions used in valuing the trade name/trademark are as follows: royalty rate 1%, discount rate 21%, tax rate 40% and estimated average economic life of 3 years.
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
      The completed technology (software) and maintenance relationships were valued using the income approach without variation. The key assumptions used in valuing the completed technology (software) are as follows: discount rate 21%, tax rate 40% and estimated life of 4 years. The key assumptions used in valuing the maintenance relationships are as follows: discount rate 21%, tax rate 40% and estimated average economic life of 5 years.

CONCORD COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

(3)	Goodwill and Other Intangible Assets
      The changes in the carrying amount of goodwill, by reportable segment, for the years ended December 31, 2003 and 2004 are as follows (in thousands):

	MSP/TC	Enterprise	Total

Balance as of January 1, 2003	$—	$—	$—
Goodwill acquired during year	2,800	3,425	6,225
Impairment losses	—	—	—

Balance as of December 31, 2003	2,800	3,425	6,225
Goodwill acquired during year	—	—	—
Impairment losses	—	—	—

Balance as of December 31, 2004	$2,800	$3,425	$6,225

      All of the Company’s goodwill resulted from the acquisition of netViz (see Note 2). The goodwill is tested for impairment on June 30th of each year and whenever changes in circumstances indicate goodwill could be impaired. As of June 30, 2004, the Company performed its annual test for impairment on the carrying value of goodwill of its MSP/ TC and Enterprise reporting units. The Company compared the fair value of each reporting unit to which goodwill has been allocated to its book value and determined that no impairment existed at that date.
      Other intangible assets consist of the following (in thousands):

	Year Ended December 31,

	2003			2004

		Accumulated			Accumulated
	Cost	Amortization	Net	Cost	Amortization	Net

Completed technology (software)	$2,130	$(266)	$1,864	$2,130	$(799)	$1,331
Reseller relationships	570	(57)	513	570	(171)	399
Maintenance relationships	340	(34)	306	340	(102)	238
Contractor agreements	300	(37)	263	300	(112)	188
Trade name/trademark	70	(12)	58	70	(35)	35

Total	$3,410	$(406)	$3,004	$3,410	$(1,219)	$2,191

      All of the Company’s other intangible assets resulted from the acquisition of netViz (see Note 2). Aggregate amortization expense was $0.8 million for the year ended December 31, 2004 and $0.4 million for

CONCORD COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
year ended December 31, 2003. Of the 2004 amount, $0.5 million was included in cost of revenues, and $0.3 million was included in operating expenses. Of the 2003 amount, $0.3 million was included in cost of revenues and $0.1 million was included in operating expenses. Estimated amortization expense for the five succeeding fiscal years as of December 31, 2004 is as follows (in thousands):

	Cost of	Operating
Year Ending	Revenues	Expenses	Total

2005	532	280	812
2006	532	269	801
2007	267	219	486
2008	—	92	92

Total	$1,331	$860	$2,191

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
      The detail program design for the integration of Tavve’s technology into Concord eHealth® Suite of products has not been completed. The acquisition of Aprisma eliminates our need for this technology, which will now become redundant.

(5)	Convertible Senior Notes
      In December 2003, Concord issued $86.25 million in 3.0% convertible senior notes due 2023. The Convertible Senior Notes mature on July 1, 2023 (the “Convertible Senior Notes”) and bear interest at a rate of 3.00% per annum, payable semiannually on June 15 and December 15 of each year. The Convertible Senior

CONCORD COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      As of December 31, 2004, the Company’s Common Stock had not exceeded 120% of the conversion price on any trading day since the date of issuance and no other events had occurred which would make the Convertible Senior Notes convertible. The Convertible Senior Notes will be convertible into shares of Common Stock at an initial conversion price of $26.87 per share. Holders may convert the Convertible Senior Notes into shares of Common Stock at an initial conversion rate of 37.2148 shares of Common Stock per $1,000 principal amount of Convertible Senior Notes, which converts into 3,209,776 shares of common stock subject to adjustment.
      The Convertible Senior Notes may be redeemed by the Company or by the holders of the Notes, under certain conditions. The Company may redeem some or all of the Convertible Notes at any time on or after December 15, 2008. Holders of the Convertible Senior Notes will have the right to require Concord to repurchase some or all of the outstanding notes on December 15, 2008, 2013, and 2018 and upon certain events, including a change in control. Accrued interest to the redemption date will be paid by Concord in any such redemption. Total interest expense under this debt for the years ended December 31, 2004 and 2003 was $3.3 million and $0.17 million, respectively.
      Under the terms of the Convertible Senior Notes, Concord is required to comply with certain restrictive covenants, which require that the Company maintain solvency and liquidity. The Company was in compliance with all covenants as of December 31, 2004.
      In connection with the issuance of the Convertible Senior Notes, the Company incurred $3.42 million of issuance costs, which primarily consisted of investment banker fees, legal, and other professional fees. These costs are being amortized to interest expense over the five year period to the first date holders of the Convertible Senior Notes may require Concord to repurchase the outstanding Convertible Senior Notes. Amortization expense related to the issuance costs was $0.70 million for the year ended December 31, 2004. Amortization expense related to issuance costs was $0.06 million for the year ended December 31, 2003, which represents approximately one month of amortization expense. At December 31, 2004, there were unamortized debt issuance costs of $2.67 million.

(6)	Marketable Securities
      It is the Company’s intent to maintain a liquid investment portfolio to support current operations and to take advantage of investment opportunities; therefore, all marketable securities are considered to be available-for-sale and are classified as current assets.

CONCORD COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The unrealized gains and fair value of marketable securities available-for-sale as of December 31, 2004 with maturity dates from January 19, 2005 through February 17, 2009, are as follows (in thousands):

	Less Than 12 Months		12 Months or More		Total

	Fair	Unrealized		Unrealized		Unrealized
Description of Securities	Value	Losses	Fair Value	Losses	Fair Value	Losses

US government and municipal obligations	$13,824	$—	$20,391	$(126)	$34,215	$(126)
Foreign government obligations	—	—	—	—	—	—
Corporate bonds and notes	23,331	(44)	86,093	(519)	109,424	(563)

Total	$37,155	$(44)	$106,484	$(645)	$143,639	$(689)

      The unrealized gains and fair value of marketable securities available-for-sale as of December 31, 2003 with maturity dates from January 15, 2004 through December 1, 2008, are as follows (in thousands):

	Less Than 12 Months		12 Months or More		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Gains	Value	Gains	Value	Gains

US government and municipal obligations	$16,512	$67	$8,251	$267	$24,763	$334
Foreign government obligations	1,032	27	—	—	1,032	27
Corporate bonds and notes	16,523	123	50,137	876	66,660	999

Total	$34,067	$217	$58,388	$1,143	$92,455	$1,360

(7)	Stock Option Plans

(a)	Employee Stock Purchase Plans
      In October 2001, the Board of Directors adopted the 2001 Non-Executive Employee Stock Purchase Plan (“NEESPP Plan”), which was subsequently approved by the shareholders of the Company in April 2002. The Company has reserved 500,000 of its shares for issuance under the NEESPP Plan. Eligible employees may purchase shares at 85% of the lower of the closing market price at the beginning or ending date of each NEESPP Plan payment period, as defined. Officers and directors are not eligible employees under the NEESPP Plan. During the years ended December 31, 2004, 2003 and 2002, 85,233, 208,331 and 180,697 shares, respectively, were issued under the NEESPP Plan. As of December 31, 2004, 25,472 shares were available for future issuance under the NEESPP Plan.
      In May 2004, the Board of Directors adopted the 2004 Non-Executive Employee Stock Purchase Plan (“2004 NEESPP Plan”), which was also approved by the shareholders of the Company in May 2004. The Company has reserved 500,000 of its shares for issuance under the 2004 NEESPP Plan. Eligible employees may purchase shares up to 20,000 shares at 85% of the lower of the closing market price at the beginning or ending date of each 2004 NEESPP Plan payment period, as defined. Officers and directors are not eligible employees under the 2004 NEESPP Plan. During the year ended December 31, 2004, 124,426 shares were issued under the 2004 NEESPP Plan. As of December 31, 2004, 375,574 shares were available for future issuance under the 2004 NEESPP Plan.

(b)	Stock Option Plans
      The Company’s 1995 Stock Option Plan (“1995 Plan”) has been terminated; however, the 1995 Plan continues to govern all options, awards, and other grants issued and outstanding under the 1995 Plan. The 1995 Plan provided for the granting of both incentive stock options and nonqualified stock options.

CONCORD COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In July 1997, the Board of Directors adopted the 1997 Stock Plan (“1997 Plan”), as amended, which permits granting of incentive and non-qualified stock options as well as other stock rights to employees, officers, or consultants of the Company and its subsidiaries at prices determined by the Board of Directors prior to the Company’s IPO and at market value at the date of grant subsequent to the IPO. The 1997 Plan also permits direct purchases of stock by individuals at prices determined by the Board of Directors. Options become exercisable as determined by the Board of Directors and expire up to 5 to 10 years from the date of grant. The number of shares of common stock subject to issuance under the 1997 Plan is 3,250,000. At December 31, 2004, 1,130,221 shares were available for future grant under the 1997 Plan.
      In July 1997, the Board of Directors adopted the 1997 Non-employee Director Stock Option Plan (“1997 Director Plan”), as amended, which was subsequently approved by the shareholders of the Company. The 1997 Director Plan provides for the granting of nonqualified stock options to members of the Board of Directors who are not employees or officers of the Company. Options generally vest over 4 years and expire up to 10 years from the date of grant. The number of shares of common stock originally subject to issuance under the 1997 Director Plan was 130,000. In February 2002, the Board of Directors adopted an amendment to the 1997 Director Plan, which was subsequently approved by the shareholders of the Company in April 2003, increasing the number of shares of common stock available for future grants there under by 200,000 for a total of 330,000. At December 31, 2004, 123,750 shares of common stock were available for future grant under the 1997 Director Plan.
      In November 2000, the Board of Directors adopted the 2000 Non-Executive Employee Equity Incentive Plan (“2000 Equity Incentive Plan”). The 2000 Equity Incentive Plan provides for the granting of nonqualified stock options, stock bonuses, stock appreciation rights and other stock based awards to employees of Concord who are not officers or directors of the Company. To date, only stock options have been awarded under this plan. Options become exercisable as determined by the Board of Directors and expire up to 10 years from the date of grant. The number of shares of common stock originally reserved for issuance under the 2000 Equity Incentive Plan was 1,500,000. In January 2002, the Board of Directors adopted an amendment to the 2000 Equity Incentive Plan increasing the number of shares of common stock reserved for issuance there under by 500,000 for a total of 2,000,000. As of December 31, 2004, 160,790 shares were available for future grant under the 2000 Equity Incentive Plan.
      In accordance with SFAS No. 123, the Company accounts for stock-based compensation for employees under APB No. 25, using the intrinsic value method and has elected the disclosure-only alternative under SFAS No. 123 for options granted using the Black-Scholes option pricing model prescribed by SFAS No. 123.
      The assumptions are as follows:

	Year Ended December 31,

	2004	2003	2002

Risk-free interest rate	3.49%	3.65%	3.90%
Expected dividend yield	0%	0%	0%
Expected lives	5 years	5 years	7 years
Expected volatility	91%	96%	91%

CONCORD COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes information about options outstanding and exercisable at December 31, 2004:

	Options Outstanding			Options Exercisable

		Weighted	Weighted		Weighted
	Number of	Average	Average	Number of	Average
Range of	Shares	Remaining	Exercise Price	Shares	Exercise Price
Exercise Prices	Outstanding	Contractual Life	per Share	Exercisable	per Share

$1.66 - 6.69	386,076	2.70	$6.40	366,339	$6.43
6.81 - 8.69	242,479	4.47	7.90	122,186	7.80
8.72 - 9.01	493,472	4.02	9.00	236,596	9.00
9.03 - 9.51	445,625	6.22	9.36	131,622	9.33
9.55 - 12.50	220,594	5.57	11.71	28,587	11.49
12.51 - 13.05	409,389	2.85	13.04	291,942	13.05
13.19 - 14.65	382,689	5.96	14.48	112,744	14.33
14.69 - 17.38	353,455	3.31	16.68	144,173	16.87
17.56 - 21.56	349,928	3.09	20.39	239,690	20.63
21.63 - 53.00	212,963	2.03	25.01	209,837	25.05

	3,496,670		$12.82	1,883,716	$13.30

      The following table summarizes the activity under the stock option plans for the three-year period ended December 31, 2004:

			Weighted
			Average
	Number of	Price per	Price per
	Shares	Share	Share

Outstanding at December 31, 2001	4,154,700	$0.10-64.25	$22.15
Granted	935,350	5.05-23.80	10.71
Exercised	(161,412)	0.10-21.75	6.82
Terminated	(736,185)	0.10-64.25	22.39

Outstanding at December 31, 2002	4,192,453	0.10-62.03	20.14
Granted	939,875	6.66-21.06	14.78
Exercised	(326,684)	0.10-18.95	8.85
Terminated	(494,709)	5.08-62.03	19.77

Outstanding at December 31, 2003	4,310,935	0.10-62.03	19.86
Granted	622,750	8.02-20.88	11.43
Exercised	(119,359)	0.10-14.07	7.60
Terminated	(1,317,656)	0.40-62.03	35.88

Outstanding at December 31, 2004	3,496,670	$1.66-53.00	$12.82

Exercisable at December 31, 2004	1,883,716	$1.66-53.00	$13.30
Exercisable at December 31, 2003	2,327,447	$0.10-62.03	$25.97
Exercisable at December 31, 2002	1,984,413	$0.10-62.03	$27.55
      The weighted average price per share of options granted during 2004, 2003 and 2002 was $11.43, $14.78 and $10.71, respectively. Prior to the Company’s acquisition of FirstSense in 2000, FirstSense recorded deferred compensation of $0.15 million and $3.42 million in 2000 and 1999, respectively, representing the

CONCORD COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
difference between the exercise price of stock options granted and the estimated fair market value of the underlying common stock at the date of grant. The difference was recorded as deferred compensation and was being amortized over the vesting period of applicable options, typically four years. Including amounts applicable to prior Company grants, the Company amortized $0, $0.06 million and $0.11 million of deferred compensation during the years ended December 31, 2004, 2003 and 2002, respectively.
      The amortization of deferred compensation is recorded as an operating expense. Additionally, the Company reversed $0.8 million of deferred compensation in 2002, due to the forfeiture of unvested stock options upon the termination of certain employees.
      The exercise price of all other options outstanding represents the fair market value per share of common stock as of the date of grant.

(c)	Option Repurchase
      In October 2004, the Company consummated an offer to purchase any and all outstanding options to purchase shares of its common stock with an exercise price per share of $25.00 or more granted under its 1997 Stock Plan (the “Option Repurchase”). In connection with the Option Repurchase, the Company incurred compensation expense of $3.3 million, excluding fees and expenses, in the three-month period ended December 31, 2004.
      The option purchase price was determined to be the weighted average fair market value as calculated by the Black-Scholes option pricing model using a risk-free interest rate of 3.85%, average stock price of $8.99, expected dividend yield of 0%, expected volatility of 92.2% and approximately a three year life.
      The option purchase price per share was as follows:

Option Exercise Price per Share	Purchase Price per Share

$25.00 to $29.99	$4.07
$30.00 to $34.99	$3.84
$35.00 to $39.99	$3.54
$40.00 to $44.99	$3.40
$45.00 to 49.99	$3.16
$50.00 to $54.99	$2.99
$55.00 to $59.99	$2.91
Greater than $60.00	$2.76
      Substantially all eligible option holders elected to tender their options to the Company pursuant to the terms and conditions of the Option Repurchase, and the Company repurchased a total of 965,242 options. These shares were returned to the pool of options available for new grants under the 1997 Stock Plan.

(8)	Income Taxes
      The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. This standard requires, among other things, recognition of future tax effects, measured by enacted tax rates, attributable to deductible temporary differences between the financial statement and income tax bases of assets and liabilities.

CONCORD COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The approximate income tax effects of these temporary differences, net operating loss and tax credit carry forwards are as follows:

	Year Ended December 31,

	2004	2003

Net operating loss carry forwards	8,192	$5,870
Research and development and other tax credits	2,820	3,020
Accruals not yet deductible for tax purposes	1,071	1,824
Depreciation	1,436	882
Deferred revenue	778	1,064
Capitalized research and development expenses	30	195
Other	50	42
Marketable securities	262	(544)
NetViz Intangibles	(665)	(974)
Valuation reserve	—	(1,779)

Deferred tax asset	$13,974	$9,600

      As of December 31, 2004, the Company had available for federal income tax purposes net operating loss carry forwards of approximately $24.1 million, which expire at various dates through 2024. In addition, as of December 31, 2004, the Company had federal research and development tax credit carry forwards of approximately $2.8 million, which expire at various dates through 2022. Under current tax law, the utilization of net operating loss and research and development tax credit carry forwards may be subject to annual limitations in the event of certain changes in ownership.
      As required by SFAS No. 109, the Company has evaluated the positive and negative evidence bearing upon the realizability of the Company’s deferred tax assets, which consist principally of net operating loss and tax credit carry forwards. For the year ended December 31 2003, the Company evaluated the deferred tax asset valuation allowance and determined that $1.8 million was required based on the Company’s recent profitability and expected future profitability. As a result, the Company recognized an income tax benefit of $2.6 million and a credit to additional paid in capital of $2.7 million in the year ended December 31, 2003. The tax benefit was partially offset by an income tax expense of $0.6 million. During the year ended December 31, 2004, the Company released the remaining valuation allowance of $1.8 million as a credit to additional paid in capital based on cumulative profitability in recent years. The reversal of the deferred tax assets valuation allowance is based upon management’s expectation that the Company will generate sufficient taxable income in future periods to allow it to realize its deferred tax assets resulting from the tax benefits associated with its net operating loss carry forwards and its research and development tax credit carry forwards, as well as certain other tax benefits related to the differences in book and tax income timing.
      The factors that weighed most heavily on management’s decision to release the valuation allowances in 2003 and 2004 were the Company’s history of recent profitability, current economic conditions and forecasted profitability over the next several years. Significant management judgment is required in determining the provision for income taxes, the deferred tax assets and liabilities and any valuation allowance recorded against the net deferred tax assets. In the event that actual results differ from these estimates or the Company adjusts these estimates in future periods, the Company may need to establish a valuation allowance. Establishing new or additional valuation allowances could materially adversely impact the Company’s financial position and results of operations.

CONCORD COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The components of the Company’s tax provision (benefit) are as follows

	Year Ended December 31,

	2004	2003	2002

Current:
Federal	$—	$50	$—
State	109	100	116
Foreign	546	459	452

Total current	655	609	568

Deferred:
Federal	(802)	(2,524)	—
State	35	(100)	—
Foreign	—	—	—

Total deferred	(767)	(2,624)	—

Total income tax (benefit) provision	$(112)	$(2,015)	$568

      A reconciliation of the statutory federal tax rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,

	2004	2003	2002

Statutory rate	(34.0)%	34.0%	34.0%
State tax rate, net of federal benefit	8.3	1.2	2.8
Foreign earnings taxed at different rates	12.9	(1.1)	3.9
Research and development tax credits	—	(3.5)	—
Non-deductible expenses	27.0	1.6	2.9
Change in valuation allowance	0.0	(68.6)	(24.6)
Other	(31.6)	0.8	1.5

	(17.4)%	(35.6)%	20.5%

(9)	Commitments and Contingencies

(a)	Leases
      The Company leases its facilities and certain equipment under operating lease agreements expiring through October 2008.
      The Company’s remaining lease commitments for all leased facilities and equipment with an initial or remaining term of at least one year as of December 31, 2004 are as follows (in thousands):

2005	$4,053
2006	2,275
2007	887
2008	196
2009	3

Total	$7,414

CONCORD COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Rent expense was $4.8 million, $4.7 million and $4.5 million for the years ended December 31, 2004, 2003 and 2002, respectively. Certain operating leases are subject to cost escalations with the lease expense being recorded on a straight-line basis and the difference being reflected as an accrued liability. As of December 31, 2004 and 2003, this deferred rent liability was $0.8 million and $1.03 million, respectively.

(b)	Royalties
      The Company has entered into several software license agreements that provide the Company with exclusive worldwide licenses to distribute or utilize certain patented computer software. The Company is required to pay royalties on all related sales. Under one software license agreement, as amended, the Company was obligated to make minimum quarterly royalty payments from 2000 through 2002. The minimum payments were non-cancelable and nonrefundable, but any minimum payments in excess of amounts due for actual license sales in any quarter could be used as a credit against future royalty fees in excess of the specified minimum payments. Under another software license agreement, the Company was obligated to make certain minimum royalty payments from 2002 through 2004. This obligation was secured by a letter of credit arrangement with the royalty provider. A third software license agreement was entered into in 2004, which obligates the Company to make certain royalty and support services payments through 2007. Total royalty expense under royalty agreements was approximately $1.8 million, $1.4 million and $0.68 million for the years ended December 31, 2004, 2003 and 2002, respectively. The minimum remaining royalty payments will total $1.7 million through 2007.

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

CONCORD COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      When, as part of an acquisition, Concord acquires all of the stock or all or a portion of the assets and/or liabilities of a company, it may assume liability for certain events or occurrences that took place prior to the date of acquisition. The maximum potential amount of future payments it could be required to make for such obligations is undeterminable at this time. The Company has not incurred any such liabilities or made any such payments in the past and the Company has no liabilities recorded for these exposures as of December 31, 2004.

(d)	Legal Proceedings
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
      In November 2003, Concord received notice from a former sales employee in France, stating that he was wrongfully dismissed in July 2003. The former employee filed a wrongful termination lawsuit against Concord claiming approximately $0.4 million in damages. In January 2005, the Labor Court of Poissy issued its decision on the former employees unfair dismissal and failure to pay commissions claims. The court found that the Company did not fulfill its obligations as required by French law and awarded the former employee approximately $12,000. Accordingly, Concord has accrued a liability of $12,000 at December 31, 2004.
      On December 6, 2002, Aprisma filed a complaint for patent infringement against Micromuse, Inc. in the U.S. District Court for the District of New Hampshire. This case remains pending, with a trial presently unscheduled. This case involves Aprisma’s claim that Micromuse’s systems management products, including NetcoolÒ products such as Netcool/OMNIbus, Impact and Precision infringe the following U.S. Patents: 5,436,909; 5,504,921; 5,777,549; 5,696,486; 5,768,501; and 6,064,304. Aprisma seeks injunctive relief and damages based on Micromuse’s infringement. Micromuse has denied infringement, and has alleged that the asserted patents are invalid and are unenforceable. On January 11, 2005, following a two-day hearing, the Court issued a Memorandum and Order in which it adopted the proposed claim construction of the seven disputed claim terms at issue offered by Aprisma. Based on the Court’s claim construction ruling, the parties filed summary judgment motions on the issue of infringement, for which they are awaiting a hearing.
      On January 26, 2005, Aprisma was named as a defendant in litigation filed in the Southern District of New York alleging patent infringement of various U.S. patents allegedly owned by Micromuse. This case remains pending, with a trial presently unscheduled. This case involves Micromuse’s claim that Aprisma’s SNMP support products, the SPECTRUM Assurance Server, the SPECTRUM Alarm Monitor, Gateways and MPLS Manager products infringe the following U.S. Patents: 6,192,034; 6,219,648; 6,330,598; 6,687,335; 6,763,333; 5,936,547; and 6,766,375. Micromuse seeks declaratory, injunctive relief and damages for Aprisma’s alleged infringement. On March 8, 2005, Aprisma filed a Motion to Dismiss or Transfer the Complaint to the District of New Hampshire. This Motion remains pending. The Company believes the allegations in this suit are without merit and we intend to vigorously defend against them.

CONCORD COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(10)	Accrued Expenses
      Accrued expenses consist of the following (in thousands):

	December 31,	December 31,
	2004	2003

Payroll and payroll-related	$5,820	$5,293
Customer deposits	295	1,901
Deferred rent	761	1,025
Administrative services	1,019	638
Royalties	866	423
Sales and marketing	508	321
Taxes	881	943
Travel-related	528	566
Other	1,493	1,517

	$12,171	$12,627

(11)	Employee Benefit Plan
      The Company maintains an employee benefit plan (the “Plan”)under Section 401(k) of the Internal Revenue Code covering all eligible employees, as defined. The Plan allows for employees to defer a portion of their salary up to IRS maximums of pretax compensation. No matching contributions were made to the Plan during 2004, 2003 and 2002.

(12)	Valuation and Qualifying Accounts
      The following table sets forth activity in the Company’s accounts receivable reserve account (in thousands):

		Net
	Balance at	Charges to/
	Beginning	(Reversal of)		Balance at
	of Year	Expense	Write-offs	End of Year

2002	$1,410	$355	$(285)	$1,480
2003	$1,480	$(222)	$(208)	$1,050
2004	$1,050	$(512)	$(115)	$423
      During the three months ended December 31, 2004, the Company refined its methodology for estimating credit losses based upon historical experience, which resulted in an adjustment to the allowance for doubtful accounts in the amount of $0.9 million, which served to reduce general and administrative expenses and had an impact of $0.03 per share on the Company’s diluted earnings per share.

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

CONCORD COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
and assess performance. The Company’s chief decision-making group, as defined under SFAS No. 131, is the executive management committee, which is comprised of the executive officers of the Company. The Company records revenue by geographic region based on the location of each of the Company’s sales offices.
      The following table presents the revenue by major geographical regions (in thousands):

	Year Ended December, 31

	2004	2003	2002

United States	$69,549	$59,325	$57,812
United Kingdom	7,526	10,412	5,731
Europe (excluding the U.K.)	16,112	19,907	16,640
Rest of the World	13,001	14,419	13,661

Total	$106,188	$104,063	$93,844

      No one country, except the United States, accounted for greater than 10% of total revenues in the years ended December 31, 2004 and 2002. No one country, except the United States and the United Kingdom, accounted for greater than 10% of total revenues in the year ended December 31, 2003. Substantially all of the Company’s assets are located in the United States.
      The Company’s reportable segments are determined by customer type: managed service providers/ telecommunication carriers (“MSP/ TC”) and enterprise. The accounting policies of the segments are the same as those described in Note 1. The executive management committee evaluates segment performance based on revenue. Accordingly, all expenses are considered corporate level activities and are not allocated to segments. Also, the executive management committee does not assign assets to these segments.
      The Company currently does not provide revenues by product or product family, as it is impractical due to the nature of its single suite of products. Some components of the suite cannot be categorized into a specified and defined product family while others could be included in more than one product family. In addition, categorization and classification of our components into product families is changing in nature; changes in packaging, licensing, and product categorization occur on a frequent basis.
      The following table presents the approximate revenue by reportable segment (in thousands):

	Year Ended December, 31

	2004	2003	2002

MSP/ TC	$48,374	$46,872	$39,636
Enterprise	57,814	57,191	54,208

Total	$106,188	$104,063	$93,844

(14)	Subsequent Events

(a)	Acquisition of Vitel Software, Incorporated
      On January 5, 2005, Concord acquired 100% of the common stock of privately-held Vitel Software, Incorporated (“Vitel”) a provider of voice network performance management solutions. Vitel technology enables enterprises and service providers to manage the performance of next-generation IP and legacy voice networks and messaging systems, including voice mail, from multiple vendors. The purchase of Vitel will position Concord to deliver innovative solutions to customers before, during, and after their migration to an IP-based voice network. This strategic acquisition will enable Concord to proactively manage voice network performance across multiple vendors, multiple applications, and multiple technologies.

CONCORD COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Consideration for the acquisition totaled $4.0 million of cash purchase price and transaction costs of $0.1 million. The acquisition will be accounted for in the three months ending March 31, 2005 using the purchase method of accounting and the results of operations of the acquired business since the date of acquisition will be included in the financial statements of the Company for the three month period ending March 31, 2005. The total purchase consideration will be allocated to the assets and liabilities assumed at their estimated fair values on the date of acquisition, as determined by management and, with respect to identifiable intangible assets, an appraisal. The allocation of purchase consideration is based upon a preliminary appraisal of identified intangible assets which will be finalized in the three months ended March 31, 2005. The excess of the purchase price over the amounts allocated to assets acquired and liabilities assumed will be recorded as goodwill. In accordance with current accounting standards, the goodwill will not be amortized and will be tested for impairment annually as required by SFAS 142.
      The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition.

(In thousands)
Total consideration:
Cash	$4,000
Transaction costs	125

Total purchase consideration	$4,125

Allocation of the purchase consideration
Current assets, including cash of $32	$145
Fixed assets	7
Net deferred tax asset	79
Identifiable intangible assets	790
Goodwill	3,957

Total assets acquired	4,978
Less: fair value of liabilities assumed	853

$4,125

      The following are identified intangible assets acquired and the respective estimated periods over which the assets will be amortized:

		Amortization
	Amount	Period

	(In thousands)	(In years)
Completed technology (software)	$320	5
Maintenance relationships	400	6
Reseller relationships	70	5

Total	$790

      The completed technology (software), reseller relationships and maintenance relationships will be amortized at the greater of (a) the ratio that current revenues bear to the total of current and anticipated future revenues or (b) the straight-line method over their respective remaining useful lives. The values of the completed technology (software), reseller relationships, and maintenance relationships were determined using the income approach. The income approach requires a projection of revenues and expenses specifically attributed to the intangible assets. The discounted cash flow (“DCF”) method is then applied to the potential income streams after making necessary adjustments with respect to such factors as the wasting nature of the

CONCORD COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
identifiable intangible assets and the allowance of a fair return on the net tangible assets and other intangible assets employed. There are several variations on the income approach, including the relief-from-royalty method, the avoided cost method, and the lost profits method.
      The relief-from-royalty method was used to value the completed technology. The relief-from-royalty method is used to estimate the cost savings that accrue to the owner of the intangible assets that would otherwise have to pay royalties or licensee fees on revenues earned through the use of the asset. The royalty rate used in the analysis is based on an analysis of empirical, market-derived royalty rates for guideline intangible assets. Typically, revenue is projected over the expected remaining useful life of the intangible asset. The market-derived royalty rate is then applied to estimate the royalty savings. The key assumptions used in valuing the completed technology are as follows: royalty rate 5%, discount rate 18.5%, tax rate 40% and estimated average economic life of 5 years.
      The maintenance relationships were valued using the income approach without variation. The key assumptions used in valuing the maintenance relationships are as follows: discount rate 18.5%, tax rate 40% and estimated average economic life of 6 years.
      The avoided cost method was used to value the reseller relationship. The avoided cost method considers the concept of avoided cost as an indicator of value. The avoided cost method is appropriate for estimating the fair value of an asset where reliable data for sales of comparable property are not available and where the property does not directly produce an income stream. The key assumptions used in valuing the reseller relationships are as follows: tax rate 40% and estimated average economic life of 5 years.

(b)	Acquisition of Aprisma Holdings, Inc.
      On February 22, 2005, the Company acquired privately held Aprisma Holdings Inc. (“Aprisma”) for $93.0 million, which payment was adjusted by (i) the amount of debt owing by Aprisma to certain of its lenders at the time of closing (which debt will be paid off by Concord), and (ii) certain payment obligations owing by Aprisma under its equity participation plan. The Company’s cash payment to acquire Aprisma on February 22, 2005 was approximately $82.4 million. Aprisma’s software provides business service intelligence and manages the availability of IT infrastructures and business services that rely upon them. Strategically combining the two companies’ complementary technologies will enable Concord to expand its ability to deliver a new generation of intelligent software that maps IT services to business processes, measures the actual end-user experience and manages the entire IT infrastructure. With its acquisition of Aprisma, Concord expects to significantly extend its ability to address this market by augmenting its product suite with proven fault management and sophisticated service modeling technologies. The Company is currently still in the process of performing its allocation of purchase price, but expects to assign a significant portion of the purchase price to identifiable intangibles and goodwill. During the year ended December 31, 2004, Aprisma was profitable and generated approximately $43.8 million in revenues and will operate as a business unit within Concord.

CONCORD COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(15)	Supplemental Quarterly Financial Disclosure (Unaudited)

	Q1-04	Q2-04	Q3-04	Q4-04

	(In thousands, except per share amounts)
Revenue	$23,845	$26,705	$26,897	$28,741
Gross profit	19,074	21,494	21,566	23,076
Net income (loss)	(482)	333	230	(615)
Per common and potential common share:
Basic net income (loss)	$(0.03)	$0.02	$0.01	$(0.03)
Diluted net income (loss)	$(0.03)	$0.02	$0.01	$(0.03)
Shares used in computing basic net income per common share	18,160	18,258	18,304	18,398
Shares used in computing diluted net income per common share	18,160	18,564	18,456	18,398

	Q1-03	Q2-03	Q3-03	Q4-03

	(In thousands, except per share amounts)
Revenue	$24,117	$25,615	$26,560	$27,771
Gross profit	19,486	20,887	21,649	22,797
Net income	836	1,197	481	5,156
Per common and potential common share:
Basic net income	$0.05	$0.07	$0.03	$0.29
Diluted net income	$0.05	$0.07	$0.03	$0.27
Shares used in computing basic net income per common share	17,254	17,372	17,500	18,000
Shares used in computing diluted net income per common share	17,449	18,022	18,238	19,081

CONCORD COMMUNICATIONS, INC.
FORM 10-K, December 31, 2004
SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 16th day of March 2005.

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

Signature	Title	Date

/s/ John A. Blaeser John A. Blaeser	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 16, 2005

/s/ Melissa H. Cruz Melissa H. Cruz	Executive Vice President, Business Services, Chief Financial Officer and Treasurer, (Principal Financial and Accounting Officer)	March 16, 2005

/s/ Frederick W.W. Bolander Frederick W.W. Bolander	Director	March 16, 2005

/s/ Richard M. Burnes, Jr. Richard M. Burnes, Jr.	Director	March 16, 2005

/s/ Robert M. Wadsworth Robert M. Wadsworth	Director	March 16, 2005

/s/ Jack M. Cooper Jack M. Cooper	Director	March 16, 2005

/s/ Robert E. Donahue Robert E. Donahue	Director	March 16, 2005

EXHIBIT INDEX
      The following designated exhibits are either filed herewith or, where information is provided under the SEC Document Reference heading corresponding to such exhibit, incorporated by reference to such filing

Exhibit
No.	Description	SEC Document Reference

3.01	Restated Articles of Organization of the Company	Exhibit No. 3.01 to Form 10-K, for the period ended December 31, 1997
*3.02	Restated By-laws of the Company as restated June 30, 2004

4.01	Indenture by and between the Company and Wilmington Trust Company, as Trustee dated as of December 8, 2003	Exhibit No. 4.3 to Registration Statement On Form S-3 (No. 333-112091)

4.02	Registration Rights Agreement by and between the Company and Bear, Stearns & Co. Inc. dated as of December 8, 2003	Exhibit No. 4.4 to Registration Statement On Form S-3 (No. 333-112091)

10.03	Equipment Line of Credit Letter Agreement between the Company and Fleet Bank dated as of June 9, 1997	Exhibit No. 10.03 to Registration Statement on Form S-1 (No. 333-33227)

†10.04	1995 Stock Option Plan of the Company	Exhibit No. 10.04 to Registration Statement on Form S-1 (No. 333-33227)

*†10.06	1997 Stock Plan of the Company, as amended through March 8, 2000	Exhibit No. 10.06 to Form 10-K, for the period ended December 31, 1997

†10.07	1997 Employee Stock Purchase Plan of the Company	Exhibit No. 10.06 to Registration Statement on Form S-1 (No. 333-33227)

*†10.08	1997 Non-Employee Director Stock Option Plan as amended through August 20, 2004

†10.09	The Profit Sharing/401(K) Plan of the Company	Exhibit No. 10.08 to Registration Statement on Form S-1 (No. 333-33227)

10.10	Lease Agreement between the Company and John Hancock Mutual Life Insurance Company dated March 17, 1994	Exhibit No. 10.09 to Registration Statement on Form S-1 (No. 333-33227)

10.11	First Amendment to Lease Agreement between the Company and John Hancock Mutual Life Insurance Company dated March 25, 1997	Exhibit No. 10.10 to Registration Statement on Form S-1 (No. 333-33227)

10.12	Form of Indemnification Agreement for directors and officers of the Company	Exhibit No. 10.11 to Registration Statement on Form S-1 (No. 333-33227)

10.13	Restated Common Stock Registration Rights Agreement between the Company and certain investors dated August 7, 1986	Exhibit No. 10.12 to Registration Statement on Form S-1 (No. 333-33227)

10.14	Amended and Restated Registration Rights Agreement between the Company and certain investors dated December 28, 1995	Exhibit No. 10.13 to Registration Statement on Form S-1 (No. 333-33227)

†10.15	Management Change in Control Agreement between the Company and John A. Blaeser dated as of August 7, 1997	Exhibit No. 10.14 to Registration Statement on Form S-1 (No. 333-33227)

*†10.16	2004 Non-Executive Employee Stock Purchase Plan

†10.17	Management Change in Control Agreement between the Company and Ferdinand Engel dated July 23, 1997	Exhibit No. 10.16 to Registration Statement on Form S-1 (No. 333-33227)

*†10.18	Form of 1997 Non-Qualified Stock Option Agreement for Non-Employee Directors

Exhibit
No.	Description	SEC Document Reference

†10.19	Management Change in Control Agreement dated June 12, 2000 between the Company and Melissa Cruz	Exhibit No. 10.18 to Form 10-Q filed on August 14, 2000

†10.21	Stock Option Agreement dated January 1, 1996 between the Company and John A. Blaeser	Exhibit No. 10.19 to Registration Statement on Form S-1 (No. 333-33227)

†10.22	Stock Option Agreement dated January 1, 1996 between the Company and John A. Blaeser	Exhibit No. 10.20 to Registration Statement on Form S-1 (No. 333-33227)

10.24	Form of Shrink-Wrap License	Exhibit No. 10.22 to Registration Statement on Form S-1 (No. 333-33227)

*†10.25	Form of 1997 Non-Qualified Employee Stock Option Agreement

10.26	Stock Purchase Agreement between the Company and Aprisma Holdings, Inc.	Exhibit 2.1 to Form 8-K filed on January 8, 2005

10.27	Schedule T.O. Tender Offer Statement and related amendments	File No. 05-52793, Filed September 27, 2004 and amended October 20, 2004 and October 27, 2004

†10.28	2000 Non-Executive Employee Equity Incentive Plan	Exhibit 10.28 to Form 10-K, for the period ended December 31, 2000

†10.29	Management Change in Control Agreement between the Company and Michael Fabiaschi	Exhibit No. 10.1 to Form 8-K filed on March 15, 2005.

*†10.30	Form of 1997 Executive Incentive Stock Option Agreement

†10.31	2001 Non-Executive Employee Stock Purchase Plan	Exhibit No. 10.31 to Form 10-Q filed on November 5, 2001

*†10.33	Aprisma Management Technologies, Inc. 2003 Equity Participation and Retention Plan

†10.34	Management Change in Control Agreement between the Company and Douglas Batt dated as of November 18, 2002	Exhibit No. 10.34 to Form 10-K filed on March 19, 2003

10.37	Registration Rights Agreement by and between the Company and Vo Ngoc Tran dated July 17, 2003.	Exhibit No. 4.1 to Registration Statement on Form S-3 (No. 333-108068)

*†10.40	Management Change in Control Agreement between the Company and Ted D. Williams

†10.41	Restricted Stock Grant Agreement between the Company and Michael Fabiaschi	Exhibit No. 10.2 to Form 8-K filed on March 15, 2005.

*†10.42	Form of Restricted Stock Grant Agreement of the Company

12.01	Statement regarding Computation of Ratio of Earnings to Fixed Charges	Exhibit No. 12.01 to Registration Statement on Form S-3 (No. 333-112091)

*21.01	Subsidiaries of the Company

*23.01	Consent of PricewaterhouseCoopers LLP

*31.1	Certification of John A. Blaeser pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of Melissa H. Cruz pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit
No.	Description	SEC Document Reference

*32.1	Certification of John A. Blaeser pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of Melissa H. Cruz pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	filed herewith

†	Indicates a management contract or compensatory plan or arrangement.