Form 10-Q
period 2005-03-31
CONCORD COMMUNICATIONS INC
filed 2005-05-10
CIK 915290

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________to _________

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

YES ☑ NO ☐

     18,854,398 shares of the registrant’s common stock were outstanding as of May 5, 2005.

CONCORD COMMUNICATIONS, INC.

FORM 10-Q, March 31, 2005

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONCORD COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands, except per share and share data)

	March 31,	December 31,
	2005	2004
ASSETS
Current Assets:
Cash and cash equivalents	$11,137	$15,816
Marketable securities	57,763	143,639
Restricted cash	591	66
Accounts receivable, net of allowance of $1,258 and $423 at March 31, 2005 and December 31, 2004, respectively	23,333	24,183
Deferred tax assets, net	3,147	1,763
Prepaid expenses and other current assets	8,593	8,170

Total current assets	104,564	193,637
Equipment and improvements, net	10,365	6,226
Goodwill	88,123	6,225
Other intangible assets, net	22,891	2,191
Deferred tax assets, net	11,795	12,211
Unamortized debt issuance costs and other long-term assets	2,803	3,001

Total assets	$240,541	$223,491

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$4,715	$6,334
Accrued expenses	19,061	12,171
Deferred revenue	42,187	27,207

Total current liabilities	65,963	45,712
Convertible senior notes	86,250	86,250
Other long term liabilities	560	—

Total liabilities	152,773	131,962
Commitments and Contingencies (Note 4)
Stockholders’ Equity:
Common stock, $0.01 par value:
Authorized - 50,000,000 shares issued and outstanding – 18,698,636 and 18,449,964 shares at March 31, 2005 and December 31, 2004, respectively	187	184
Additional paid-in capital	119,453	117,113
Deferred compensation	(1,939)	—
Accumulated other comprehensive loss	(802)	(427)
Accumulated deficit	(29,131)	(25,341)

Total stockholders’ equity	87,768	91,529

Total liabilities and stockholders’ equity	$240,541	$223,491

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONCORD COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share and share data)

	Three Months Ended
	March 31,	March 31,
	2005	2004
Revenues:
License revenues	$11,570	$10,350
Service revenues	17,541	13,495

Total revenues	29,111	23,845

Costs of Revenues:
Cost of license revenues	1,674	822
Cost of service revenues	5,077	3,949

Total cost of revenues	6,751	4,771

Gross profit	22,360	19,074

Operating Expenses:
Research and development	7,162	5,789
Sales and marketing	14,021	11,516
General and administrative	4,183	2,643
Acquisition related charges	100	—
Acquired in-process research and development	1,400	—

Total operating expenses	26,866	19,948

Operating loss	(4,506)	(874)

Other Income:
Interest income	673	1,089
Interest expense	(817)	(823)
Other expense	(138)	(169)

Total other (loss) income, net	(282)	97

Loss before income taxes	(4,788)	(777)
Benefit for income taxes	(998)	(295)

Net loss	$(3,790)	$(482)

Net loss per common and potential common share:
Basic	$(0.21)	$(0.03)

Diluted	$(0.21)	$(0.03)

Weighted average common and potential common shares outstanding:
Basic	18,473,855	18,159,503

Diluted	18,473,855	18,159,503

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONCORD COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Three Months Ended
	March 31,	March 31,
	2005	2004
Cash Flows from Operating Activities:

Net loss	$(3,790)	$(482)
Adjustments to reconcile net loss to net cash (used for) provided by operating activities:
Depreciation and amortization	2,159	1,113
Amortization of debt issuance costs	171	176
Realized investment losses (gains)	110	(12)
Write-off of in-process research and development	1,400	—
Deferred income taxes provision	(1,127)	(285)
Changes in assets and liabilities, excluding effects of acquired business:
Accounts receivable	6,000	2,574
Prepaid expenses and other current assets	160	210
Other assets	27	(13)
Accounts payable	(3,784)	(2,678)
Accrued expenses	(5,642)	(2,000)
Deferred revenue	3,070	2,961
Other liabilities	560	—

Net cash (used for) provided by operating activities	(686)	1,564

Cash Flows from Investing Activities:
Purchases of equipment and improvements	(1,241)	(776)
Purchases of marketable securities	(78,022)	(57,157)
Proceeds from maturities and sale of marketable securities	163,247	17,204
Acquisition of business, net of cash acquired	(88,340)	—
Release of restricted cash	—	194

Net cash used for investing activities	(4,356)	(40,535)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock	363	597

Net cash provided by financing activities	363	597

Net decrease in cash and cash equivalents	(4,679)	(38,374)
Cash and cash equivalents, beginning of period	15,816	69,436

Cash and cash equivalents, end of period	$11,137	$31,062

Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$881	$206
Supplemental Disclosure of Noncash Investing Transactions:
Unrealized (loss) gain on available-for-sale securities	$(605)	$832

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONCORD COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared by Concord Communications, Inc. (the “Company” or “Concord”) in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial statements and with the instructions to Form 10-Q and Regulation S-X pertaining to interim financial statements. Accordingly, these interim financial statements do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These financial statements reflect all adjustments and accruals of a normal recurring nature, which management considers necessary for a fair presentation of the Company’s financial position as of March 31, 2005 and December 31, 2004, and the Company’s results of operations for the three months ended March 31, 2005 and 2004. The results for the interim periods presented are not necessarily indicative of results to be expected for any future period. The financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s 2004 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2005.

(b) Financial Instruments, Concentration of Credit Risk and Significant Customers

     The Company maintains an allowance for potential credit losses but historically has not experienced any significant losses related to individual customers or groups of customers in any particular industry or geographic area. No individual customer accounted for more than 10% of revenues for either the three months ended March 31, 2005 or 2004. No individual customer accounted for more than 10% of the Company’s accounts receivable at March 31, 2005 and one North American telecommunications customer accounted for approximately 16% of accounts receivable at December 31, 2004.

(c) Derivative Financial Instruments

     The Company uses forward contracts to reduce its exposure to foreign currency risk and variability in operating results due to fluctuations in exchange rates underlying the value of accounts receivable denominated in foreign currencies until such receivables are collected. A forward contract obligates the Company to exchange predetermined amounts of specified foreign currencies at specified exchange rates on specified dates. These foreign currency forward exchange contracts are denominated in the same currency in which the underlying foreign currency receivables are denominated and bear a contract value and maturity date that approximate the value and expected settlement date, respectively, of the underlying transactions. For contracts that are designated and effective as hedges, unrealized gains and losses on open contracts at the end of each accounting period, resulting from changes in the fair value of these contracts, are recognized in earnings in the same period as gains and losses on the underlying foreign denominated receivables are recognized and generally offset. Gains and losses on forward contracts and foreign denominated receivables are included in other income (expense), net. The Company does not enter into or hold derivatives for trading or speculative purposes and only enters into contracts with highly rated financial institutions. At March 31, 2005 the Company did not have any forward contracts outstanding, gains and losses on such contracts were not material for any period presented.

(d) Stock-Based Compensation

     The Company accounts for employee stock-based compensation arrangements under the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, permits the use of either a fair-value based method or the intrinsic value method under APB No. 25 to account for employee stock-based compensation arrangements. Companies that elect to use the intrinsic value method provided in APB No. 25 are required to disclose the pro forma net income (loss) and net income (loss) per share that would have resulted from the use of the fair value method. The Company has provided, below, the pro forma disclosures of the effect on net income (loss) and net income (loss) per share as if SFAS No. 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, an Amendment to FASB Statement No. 123, had been applied in measuring compensation expense for all periods presented.

	Three Months Ended
	March 31,	March 31,
	2005	2004
Net loss:
As reported	$(3,790)	$(482)
Add:
Stock-based employee compensation expense included in reported net loss, net of related taxes	33	—
Less:
Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(1,428)	(1,979)

Pro forma net loss	$(5,185)	$(2,461)

Basic net loss per share:
As reported	$(0.21)	$(0.03)
Pro forma	$(0.28)	$(0.14)
Diluted net loss per share:
As reported	$(0.21)	$(0.03)
Pro forma	$(0.28)	$(0.14)

(e) Restricted Stock

     In February 2005, the Board of Directors approved a stock-based award to certain key employees of Aprisma Holding, Inc., a company acquired by the Company (Note 8). These awards consisted of a grant of restricted stock which vests over four years. The restricted shares are forfeited by the employee upon termination of employment with the Company. Upon the grant of the restricted stock, deferred compensation for the fair market value of the stock on the date granted was recorded as a separate component of stockholders’ equity and subsequently amortized as compensation expense over the vesting period. Amortization expense for the three months ended March 31, 2005 was $0.04 million.

(f) Restricted Cash

     Restricted cash totaling $0.6 and $0.07 million at March 31, 2005 and December 31, 2004, respectively, consists of money market funds held in the Company’s name with a major financial institution and treasury bills. Such funds are being used as collateral under letter of credit arrangements required by the landlord for leases that terminate in 2007 and 2008.

(g) Reclassifications

     Certain amounts in the 2004 condensed consolidated financial statements have been reclassified to conform to the 2005 presentation.

2. GOODWILL AND OTHER INTANGIBLE ASSETS

     The Company’s goodwill resulted from the acquisition of netViz Corporation (“netViz”) on July 17, 2003, Vitel Software, Inc. (“Vitel”) on January 5, 2005 (see Note 8) and Aprisma Holdings, Inc. (“Aprisma”) on February 22, 2005 (see Note 8). The changes in the carrying amount of goodwill, by reportable segment (see Note 7), for the three months ended March 31, 2005 and 2004 are as follows (in thousands):

	Concord	Spectrum	Total
Balance as of December 31, 2004	6,225	—	6,225
Goodwill acquired due to Aprisma acquisition	—	77,947	77,947
Goodwill acquired due to Vitel acquisition	3,951	—	3,951

Balance as of March 31, 2005	$10,176	$77,947	$88,123

     There were no changes in the carrying amount of goodwill during the three months ended March 31, 2004.

     Goodwill is tested for impairment on June 30th of each year and whenever changes in circumstances indicate goodwill could be impaired. As of June 30, 2004, the Company performed its annual test for impairment on the carrying value of goodwill related to netViz, on its existing reporting units. The Company compared the fair value of each reporting unit to which goodwill has been allocated to its book value and determined that no impairment existed at that date. The carrying value of goodwill resulting from the netViz, Vitel (see Note 9) and Aprisma (see Note 9) acquisitions will be tested for impairment at June 30, 2005.

     Other intangible assets as of March 31, 2005 and December 31, 2004 consist of the following (in thousands):

	March 31, 2005			December 31, 2004
		Accumulated			Accumulated
(in thousands)	Cost	Amortization	Net	Cost	Amortization	Net
Completed technology (software)	$3,730	$(997)	$2,733	$2,130	$(799)	$1,331
Core technology (software)	7,530	(173)	7,357	—	—	—
Reseller relationships	5,240	(309)	4,931	570	(171)	399
Maintenance relationships	5,830	(220)	5,610	340	(102)	238
Subscription relationships	860	(17)	843	—	—	—
Non-compete agreements	210	(5)	205	—	—	—
Backlog	399	(346)	53	—	—	—
Contractor agreements	300	(131)	169	300	(112)	188
Trade name/trademark	1,050	(60)	990	70	(35)	35

Total	$25,149	$(2,258)	$22,891	$3,410	$(1,219)	$2,191

          Aggregate amortization expense for the three months ended March 31, 2005 and 2004 was $1.0 million and $0.2 million, respectively. For the three months ended March 31, 2005, approximately 69% of the aggregate expense was included in costs of revenues and the remainder was included in operating expenses.

3. IN-PROCESS RESEARCH AND DEVELOPMENT

          On February 22, 2005 the Company acquired Aprisma Holdings Inc, (See Note 8). Based upon the status of ongoing research and development (“R&D”) efforts related to Aprisma and a review of the typical technology development cycle and standards for establishing technological feasibility of products, the Company identified SPECTRUM Version 8.0 as a project which represents development efforts in areas where the technologically feasibility has not yet been established. The SPECTRUM Version 8.0 project is a major release to the existing Aprisma product, which includes various architectural changes, such as removal of the dependency to link product on-site and the addition of Linux support. Since this in-process technology is being developed for highly specific applications, the Company believes that there is no alternate future use for the in-process technology beyond the stated purpose of the specific R&D project. Given the riskier nature of the cash flows related to the in-process R&D, the level of completion of the project and its perceived risk, a discount rate of 40% was applied to value the in-process R&D. The in-process R&D of $1.4 million was expensed during the three months ended March 31, 2005, since it was determined that it had not reached technological feasibility and had no alternative future use.

     Technological feasibility is established when either of two sets of criteria is met:

     a) the detail program design has been completed, documented, and traced to product specifications and its high-risk development issues have been resolved; or

     b) a working model of the product has been finished and determined to be complete and consistent with the product design.

     Upon the acquisition, Aprisma did not have a completed product design or working model for the SPECTRUM Version 8.0.

     The detailed program design for the integration of Aprisma’s technology into the Concord eHealth® Suite of products has not been completed as of March 31, 2005; thus, the exact costs and efforts required for completion of this integration have not been determined. Based on management’s initial estimates, an integrated product based on Aprisma’s technology will be introduced in the next year at an estimated cost to complete of $1.1 million. However, as with any major software development project, the timing of actual introduction may vary. Failure to successfully market and sell the integrated product may adversely impact the Company’s business.

4. COMMITMENTS AND CONTINGENCIES

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

     When, as part of an acquisition, the Company acquires all of the stock or all or a portion of the assets and/or liabilities of a company, it may assume liability for certain events or occurrences that took place prior to the date of acquisition. The maximum potential amount of future payments it could be required to make for such obligations is undeterminable at this time. The Company has no liabilities recorded for these exposures as of March 31, 2005.

(b) Legal Proceedings

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

     In November 2003, Concord received notice from a former sales employee in France, stating that he was wrongfully dismissed in July 2003. The former employee filed a wrongful termination lawsuit against Concord claiming approximately $0.4 million in damages. In January 2005, the Labor Court of Poissy issued its decision on the former employee’s unfair dismissal and failure to pay commissions claims. The Court found that the Company did not fulfill our obligations as required by French law and awarded the former employee approximately $12,000. This payment was made by Concord in the three months ended March 31, 2005.

     On December 6, 2002, Aprisma filed a complaint for patent infringement against Micromuse, Inc. in the U. S. District Court for the District of New Hampshire. This case remains pending, with a trial presently unscheduled. This case involves Aprisma’s claim that Micromuse’s systems management products, including NetcoolÓ products such as Netcool/OMNIbus, Impact and Precision infringe the following U.S. Patents: 5,436,909; 5,504,921; 5,777,549; 5,696,486; 5,768,501; and 6,064,304. Aprisma seeks injunctive relief and damages based on Micromuse’s infringement. Micromuse has denied infringement, and has alleged that the asserted patents are invalid and are unenforceable. On January 11, 2005, following a two-day hearing, the Court issued a Memorandum and Order in which it adopted the proposed claim construction of the seven disputed claim terms at issue offered by Aprisma. Based on the Court’s claim construction ruling, the parties filed summary judgment motions on the issue of infringement, for which they are awaiting a hearing.

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

     Based upon the circumstances in both of the Micromuse legal proceedings, an outcome cannot be reasonably predicted. Concord believes the allegations in the suit against Concord are without merit and intends to vigorously defend against them. Accordingly, no adjustment has been made in purchase accounting for a contingent settlement related to these legal proceedings. See Note 8 for a discussion of future accounting for these items.

5. NET LOSS PER SHARE

     The Company computes earnings per share following the provisions of SFAS No. 128, Earnings per Share. Basic and diluted net loss per share is computed using the weighted-average number of common shares outstanding for a period.

     Calculations of the basic and diluted net loss per common share is as follows:

	Three Months Ended
	March 31, 2005	March 31, 2004
Net loss applicable to common stockholders	$(3,790)	$(482)

Weighted average common shares outstanding	18,473,855	18,159,503

Basic and diluted net loss per common share	$(0.21)	$(0.03)

     For the three months ended March 31, 2005 and 2004, diluted weighted average shares outstanding does not include 2,153,443 and 1,629,989 potential common shares, respectively, as their effect would have been anti-dilutive.

     The Emerging Issues Task Force (EITF) has issued a final consensus on Issue 04-08, Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effect on Diluted Earnings per Share, which requires that convertible securities must be included in the dilutive earnings per share calculation, if dilutive, regardless of whether the market price trigger has been met. The Company’s Convertible Senior Notes fall within the scope of EITF 04-08. In the three months ended December 31, 2004, the Company adopted the provisions of EITF 04-08 retroactively for previously reported earnings per share calculations. For the periods ended March 31, 2005 and 2004, common stock reserved for issuance upon conversion of approximately 3,209,776 shares was not included in diluted earnings per share because the effect of their inclusion would have been anti-dilutive.

6. COMPREHENSIVE INCOME (LOSS)

     Comprehensive income (loss) is defined as the change in net assets of the Company during a period from transactions generated from non-owner sources. The only components of comprehensive income (loss) reported by the Company are net income (loss) and unrealized gains (losses) on available for sale securities.

     Comprehensive income (loss) for the three months ended March 31, 2005 and 2004 is as follows:

	Three Months Ended
	March 31,	March 31,
	2005	2004
Net loss	$(3,790)	$(482)
Unrealized (loss) gain on marketable securities, net of tax	(375)	543

Comprehensive (loss) income	$(4,165)	$61

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

     The following table presents the approximate revenues by major geographical regions:

	Three Months Ended
	March 31,	March 31,
	2005	2004
United States	$16,672	$14,342
United Kingdom	3,453	1,649
Germany	1,819	2,257
Europe (excluding the U.K. and Germany)	2,610	2,286
Rest of the World	4,557	3,311

Total	$29,111	$23,845

     For the three months ended March 31, 2005, two countries, the United States and United Kingdom, accounted for greater than 10% of total revenues. For the three months ended March 31, 2004, no one country, except the United States, accounted for greater than 10% of total revenues. Substantially all of the Company’s assets are located in the United States.

     Following the acquisition of Aprisma, since then renamed Spectrum Business Unit, in February 2005, Concord now has two segments: Concord, which includes the revenue generated by Concord’s core product, the eHealth Suite of software, which includes Vitel and netViz products, and Spectrum, which includes the revenues of Spectrum products. The Spectrum products manage the availability of IT infrastructures and the business services that rely on them. The operating results for the reportable segments for the three months ended March 31, 2005 were as follows:

	March 31, 2005			March 31, 2004
	Concord	Spectrum	Total	Concord	Spectrum	Total
Revenues:
License revenues	$9,605	$1,965	$11,570	$10,350	—	$10,350
Service revenues	14,966	2,575	17,541	$13,495	—	$13,495

Total revenues	24,571	4,540	29,111	$23,845	—	$23,845

Costs of Revenues:
Cost of license revenues.	978	696	1,674	$822	—	$822
Cost of service revenues.	4,701	376	5,077	$3,949	—	$3,949

Total cost of revenues	5,679	1,072	6,751	$4,771	—	$4,771

Gross profit	$18,892	$3,468	$22,360	$19,074	—	$19,074

     The results for the Spectrum segment for the three months ended March 31, 2005 include the results of operations for the period from the date of acquisition of Aprisma, February 22, 2005, through March 31, 2005. Prior to the acquisition of Aprisma, Concord’s reportable segments were determined by customer type, which now makes up the current Concord segment. The accounting policies of the segments are the same as those for the Company on a consolidated basis. The executive management committee evaluates segment performance based on gross profit. Accordingly, all operating expenses are considered corporate level activities and are not allocated to segments. Also, the executive management committee does not assign assets to these segments.

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

8. ACQUISITIONS

     (a) Acquisition of Vitel Software, Incorporated

     On January 5, 2005, Concord acquired 100% of the common stock of privately-held Vitel Software, Incorporated (“Vitel”), a provider of voice network performance management solutions. Vitel technology enables enterprises and service providers to manage the performance of next-generation IP and legacy voice networks and messaging systems, including voice mail, from multiple vendors. The purchase of Vitel will position Concord to deliver innovative solutions to customers before, during, and after their migration to an IP-based voice network. This strategic acquisition will enable Concord to proactively manage voice network performance across multiple vendors, applications, and technologies.

     Consideration for the acquisition totaled $4.0 million of cash purchase price and transaction costs of $0.1 million. The acquisition was accounted for using the purchase method of accounting and the results of operations of the acquired business since the date of acquisition were included in the financial statements of the Company for the three month period ended March 31, 2005. The total purchase consideration was allocated to the assets and liabilities assumed at their estimated fair values on the date of acquisition, as determined by management, and with respect to identifiable intangible assets by management with the assistance of an appraisal provided by a third-party valuation firm. The excess of the purchase price over the amounts allocated to assets acquired and liabilities assumed has been recorded as goodwill. In accordance with current accounting standards, the goodwill will not be amortized and will be tested for impairment annually as required by SFAS 142.

     The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition.

(In thousands)
Total consideration:
Cash	$4,000
Transaction costs	125

Total purchase consideration	$4,125

Allocation of the purchase consideration
Current assets, including cash of $35	$148
Fixed assets	7
Net deferred tax asset	79
Identifiable intangible assets	790
Goodwill	3,951

Total assets acquired	4,975
Less: fair value of liabilities assumed	850

$4,125

     The following are identified intangible assets acquired and the respective estimated periods over which the assets will be amortized:

		Amortization
	Amount	Period
	(In thousands)	(In years)
Completed technology (software)	$320	5
Maintenance relationships	400	6
Reseller relationships	70	5

Total	$790

     The completed technology (software), reseller relationships and maintenance relationships are being amortized at the greater of (a) the ratio that current revenues bear to the total of current and anticipated future revenues or (b) the straight-line method over their respective remaining useful lives. For the three months ended March 31, 2005, the identifiable intangible assets have been amortized using the straight-line method over their respective remaining useful lives. The values of the completed technology (software), reseller relationships, and maintenance relationships were determined using the income approach. The income approach requires a projection of revenues and expenses specifically attributed to the intangible assets. The discounted cash flow (“DCF”) method is then applied to the potential income streams after making necessary adjustments with respect to such factors as the wasting nature of the identifiable intangible assets and the allowance of a fair return on the net tangible assets and other intangible assets employed. There are several variations on the income approach, including the relief-from-royalty method, the avoided cost method, and the lost profits method.

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

     (b) Acquisition of Aprisma Holdings, Inc.

     On February 22, 2005, the Company acquired privately held Aprisma Holdings Inc. (“Aprisma”). Aprisma’s software provides business service intelligence and manages the availability of IT infrastructures and business services that rely upon them. Strategically combining the two companies’ complementary technologies will enable Concord to expand its ability to deliver a new generation of intelligent software that maps IT services to business processes, measures the actual end-user experience and manages the entire IT infrastructure. With its acquisition of Aprisma, Concord expects to significantly extend its ability to address this market by augmenting its product suite with proven fault management and sophisticated service modeling technologies.

     Consideration for the acquisition totaled $82.4 million of cash purchase price, transaction costs of $2.2 million and payments of $2.8 million under Aprisma’s Equity Participation Plan (“EPP”). The acquisition was accounted for using the purchase method of accounting and the results of operations of the acquired business since the date of acquisition were included in the financial statements of the Company for the three month period ended March 31, 2005. The total purchase consideration was allocated to the assets and liabilities assumed at their estimated fair values on the date of acquisition, as determined by management and, with respect to identifiable intangible assets, an appraisal provided by a third party valuation firm. The excess of the purchase price over the amounts allocated to assets acquired and liabilities assumed has been recorded as goodwill. In accordance with current accounting standards, the goodwill will not be amortized and will be tested for impairment annually as required by SFAS 142.

     The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition.

(In thousands)
Purchase Price:
Cash	$82,350
Equity Participation Plan payments	2,846
Transaction costs paid	1,941
Transaction costs accrued	269

Total purchase price	$87,406

Allocation of purchase price
Fair value of tangible assets acquired, excluding fixed assets	$6,549

(In thousands)
Fixed assets at fair value	3,970
Identifiable intangible assets	20,949
In-process research and development (Note 3)	1,400
Goodwill	77,947

Total assets acquired	110,815
Less: Fair value of liabilities assumed, including deferred revenue of $11,592	23,409

$87,406

     The following are identified intangible assets acquired and the respective estimated periods over which the assets will be amortized:

		Amortization
	Amount	Period
	(In thousands)	(In years)
Core Technology	$7,530	5
Completed Technology	1,280	3
Direct Maintenance Customer Relationships	5,090	7
Direct Subscription Customer Relationships	860	6
Reseller Agreements	4,600	5
Product Name/Trademark	980	6
Non-Competition Agreements	210	5
Backlog	399	—

Total	$20,949

     The core technology, completed technology (software), maintenance and subscription relationships, and reseller relationships will be amortized at the greater of (a) the ratio that current revenues bear to the total of current and anticipated future revenues or (b) the straight-line method over their respective remaining useful lives. For the three months ended March 31, 2005, the identifiable intangible assets have been amortized using the straight-line method over their respective remaining lives. The product name/trademarks and the non compete agreements will be amortized on a straight line basis over their respective remaining useful lives.

     The values of the core technology, completed technology (software), maintenance and subscription relationships, reseller relationships, product name/trademark and non-compete agreements were determined using the income approach.

     The relief-from-royalty method was used to value the product name/trademark. The relief-from-royalty method is used to estimate the cost savings that accrue to the owner of the intangible assets that would otherwise have to pay royalties or licensee fees on revenues earned through the use of the asset. The royalty rate used in the analysis is based on an analysis of empirical, market-derived royalty rates for guideline intangible assets. Typically, revenue is projected over the expected remaining useful life of the intangible asset. The market-derived royalty rate is then applied to estimate the royalty savings. The key assumptions used in valuing the product trade name/trademark are as follows: royalty rate 1%, discount rate 18.5%, tax rate 40% and estimated average economic life of 6 years.

     The core technology, completed technology and subscription and maintenance relationships were valued using the income approach without variation. The key assumptions used in valuing the core technology, completed technology and subscription and maintenance relationships are as follows: discount rate 18.5%, tax rate 40% and estimated average economic life of 5, 3, 7 and 6 years for core technology, completed technology, subscription relationships and maintenance relationships, respectively.

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

     The lost profits method was used to value the non-compete agreements of four employees valued as a group. The lost profits method recognizes that the current value of an asset may be premised upon the expected receipt of future economic benefits protected by clauses within an agreement. These benefits are generally considered to be higher income resulting from the avoidance of a loss in revenue that would likely occur without an agreement. The key assumptions used in valuing the non-compete agreements are as follows: discount rate 18.5%, tax rate 40% and estimated average economic life of 5 years.

     The portion of the purchase price allocated to in-process research and development in the Aprisma acquisition was $1.4 million. At the date of acquisition, Aprisma’s in-process research and development project SPECTRUM Version 8.0 had not reached technological feasibility and had no alternative use (see Note 3).

     Backlog represents an Aprisma customization project for which the work had not commenced at the date of acquisition. During the period from the date of acquisition to March 31, 2005 the work was completed, product revenue was recognized and all of the intangible related to product revenue was amortized in cost of revenue. The remaining balance of the backlog intangible at March 31, 2005 of $53,000 will be amortized ratably as the related maintenance revenue is recognized.

     Aprisma’s Equity Participation Plan (“EPP”) was an incentive compensation plan set up for certain directors, officers and employees; under the plan, participants receive cash compensation if Aprisma is sold. Three equal payments are to be made to the participants: at the acquisition date, six months after the acquisition date and one year after the acquisition date. The $2.8 million reflects the portion immediately due and is without regard to future employment; accordingly, such amount is reflected as a component of the acquisition purchase price. The second and third payments, amounting to $6.1 million, are payable to the participants if they remain employed with the acquirer at each anniversary date or if they are terminated without cause by the acquirer prior to the anniversary dates. If the participants terminate their employment with the acquirer or are terminated with cause prior to the anniversary dates, then the payments are made to the original owners of Aprisma. With regard to the second and third payments, one person was identified by Concord for termination at the time of the acquisition. This person’s second and third payments, totaling $0.6 million, have been recorded as a liability at the acquisition date. The remaining payments, amounting to $5.5 million, will be recorded as compensation expense over the service period by Concord, assuming the employment conditions, as described above, are met. If the participants terminate their employment or Concord terminates them with cause, such that the payments are made to the original owners of Aprisma, then, these payments will be recorded as additional purchase consideration for which goodwill would be increased. It is assumed that the majority of the transaction costs will not be deductible for tax purposes. However, the EPP will be deductible for tax purposes, with the exception of compensation for an Aprisma officer which will exceed the Section 162 (m) limitation of $1.0 million.

     Prior to the acquisition of Aprisma by Concord, Aprisma filed a complaint for patent infringement against Micromuse, Inc. On the date of acquisition this case was pending. This case involves Aprisma’s claim that Micromuse’s systems management products, infringe upon certain of their patents. Micromuse has denied infringement, and has alleged that the asserted Aprisma patents are invalid and are unenforceable. Prior to the acquisition of Aprisma by Concord, Aprisma was named as a defendant in litigation alleging patent infringement of various U.S. patents allegedly owned by Micromuse. This case was pending at the date of acquisition. This case involves Micromuse’s claim that certain Aprisma products infringe on certain of their patents. Concord believes the allegations in this suit are without merit and will vigorously defend against them. Based upon the circumstances in both of these legal proceedings, an outcome cannot be reasonably predicted. Concord believes the allegations in the suit against Concord are without merit and intends to vigorously defend against them. Accordingly, no adjustment has been made in purchase accounting for a contingent settlement related to these legal proceedings. If these legal proceedings are resolved and settled before February 22, 2006, the settlement will be recorded as an adjustment to goodwill. Should the legal proceedings be resolved and settled after February 22, 2006 the settlement will be included in the determination of net income or loss in the period in which the settlement is determined.

     The following table reflects unaudited pro forma results of operations of the Company for the three months ended March 31, 2005 and March 31, 2004 assuming that the Aprisma acquisition had occurred on January 1, 2005 and January 1, 2004, respectively (in thousands, except per share data):

	Three Months Ended
	March 31,	March 31,
	2005	2004
Revenues	$34,871	$34,105
Net loss	(2,847)	(1,286)
Net loss per diluted share	$(0.15)	$(0.07)

9. ACCRUED SEVERANCE AND LEASE RESTRUCTURING CHARGES

     Upon the purchase of Aprisma (see Note 8), the Company assumed certain liabilities at the fair value for abandoned facilities in South Wales, Australia; Herndon, Virginia; and Portsmouth, New Hampshire. The present value of the remaining lease obligations for these locations, less estimated sublease income totaled $2.7 million at March 31, 2005 and were for leases that expire at various dates through 2012. In the period from February 22, 2005, the date of acquisition, through March 31, 2005 rent and related expense payments and sublease income received were charged against the lease restructuring accrual.

     The Company may record additional adjustments or charges in the future due to changes in estimates and the volatility of the real estate markets in which the Company’s facilities are located. As of March 31, 2005 the Company does not expect future charges related to lease obligations and restoration costs, excluding estimated sublease income, to exceed approximately $4.9 million, the maximum undiscounted remaining unaccrued obligation under existing contractual lease terms.

     As a result of restructuring actions taken in connection with the Aprisma acquisition, $1.1 million of merger related costs associated with the severance of approximately 11 Aprisma employees was accrued in purchase accounting. The Company expects that all of the severance and related costs will be paid out by March 31, 2006. For the period from February 22, 2005, the date of acquisition, through March 31, 2005 approximately $0.4 million in payments were charged against the severance accrual.

10. RECENT ACCOUNTING PRONOUNCEMENTS

     In December 2004, the Financial Accounting Standards Board (FASB) issued a revision to SFAS No. 123, SFAS 123R Share-Based Payment. SFAS No. 123R requires all companies to measure compensation costs for all share-based payments, including stock options, at fair value and expense such payments over the service period. SFAS No. 123R specifies that companies must use an option-pricing model to estimate fair value, although it does not specifically require the use of a particular model. The FASB announced that it would permit registrants additional time to implement the requirements of SFAS No. 123R. The FASB will permit companies to implement SFAS 123R for fiscal years beginning after June 15, 2005, and therefore, will be effective for the Company beginning with the first quarter of 2006. Under the provisions of FAS 123R, companies can select from three transition methods for the implementation of this standard. The modified prospective method would require all new awards that are granted after the effective date to use the provisions of FAS 123R. Under this method, for vested awards that are outstanding on the effective date of FAS 123R, a company would not have to record any additional compensation expense. For unvested awards that are outstanding on the effective date of FAS 123R and were previously included as part of pro forma net income and earnings per share under the provisions of FAS 123 would be charged to expense over the remaining vesting period, without any changes in measurement. The second alternative is a variation of the modified prospective method, which would allow companies to restate earlier interim periods in the year that FAS 123R is adopted using the applicable FAS 123 pro forma amounts. Under the third alternative, the modified retrospective method, companies would apply the modified prospective method and also restate their prior financial statements to include the amounts that were previously recognized in their pro forma disclosures under the original provisions of FAS 123. Currently, the Company discloses the estimated effect on net income of these share-based payments in the footnotes to the financial statements and the estimated fair value of the share-based payments has historically been determined using the Black-Scholes pricing model. The Company has not determined which option-pricing model or transition method to use upon implementation of this standard and has not yet completed its evaluation of the impact of SFAS No. 123R, but expects the adoption to have a material effect on its consolidated financial statements.

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

11. SUBSEQUENT EVENT

     On April 7, 2005, the Company announced that Computer Associates International, Inc. (“Computer Associates”), Minuteman Acquisition Corp., a wholly owned subsidiary of Computer Associates (“Merger Sub”) and Concord entered into an Agreement and Plan of Merger (the “Merger Agreement”) under which Merger Sub will merge with and into Concord, with Concord as the surviving corporation (the “Merger”). As a result of the Merger, Concord will become a wholly owned subsidiary of Computer Associates.

     Pursuant to the Merger Agreement, at the effective time of the Merger, each issued and outstanding share of common stock of Concord will be converted into the right to receive $17.00 in cash, without interest. Additionally, at the effective time of the Merger, each outstanding option to purchase common stock of Concord, whether vested or unvested, will be assumed by Computer Associates and become an option to acquire shares of common stock of Computer Associates, on the terms and conditions set forth in the Merger Agreement.

     The Merger Agreement has been approved by Concord’s Board of Directors, and the transactions contemplated by the Merger Agreement are subject to, among other things, adoptions of the Merger Agreement by Concord’s shareholders, the termination or expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and other customary closing conditions. The Merger is anticipated to be consummated in the second or third quarter of 2005.

     A contingent termination fee of $11.5 million plus reimbursement of up to $0.5 million of Computer Associates’ expenses related to the transaction is payable by the Company to Computer Associates in the event that the Merger Agreement is terminated as a result of certain events as detailed in the Merger Agreement.

CONCORD COMMUNICATIONS, INC.
FORM 10-Q, March 31, 2005

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     We are a software company that provides a solution to enterprise customers, managed service providers and telecommunication carriers. We serve the Business Service Management (“BSM”) market with our suite of solutions. The eHealth® Suite of products, which maps IT services to business needs, measures the actual end user experience and manages application, system and network infrastructure by simplifying the management of the underlying technology and infrastructure required to deliver business services. Our SPECTRUM® software manages the availability of IT infrastructures and the business services that rely on them. Our Vitel IVIZE® solution enables enterprises and service providers to manage the performance of next-generation IP and legacy voice networks and messaging systems, including voice mail, from multiple vendors. Our netViz® solution enables users to visualize business processes and allows them to map relationships within the supporting technology infrastructure through data-driven icons.

     We sell our products worldwide through a direct sales force, channel partners, and other resellers. We have sales employees in nineteen countries, including the United States and we have customers in 63 countries.

     Our products are generally sold on a perpetual license basis. On an initial purchase, customers will usually buy a license to our eHealth® Console and a certain number of software elements, which is dependent on the number of components of the IT services to be managed. As a customer’s IT services management requirements expands, they will order additional modules and elements. We believe that our significant installed base provides an opportunity to sell additional software elements and other products to our existing customer accounts. Most of our customers purchase maintenance upon the initial licensing of our software. In addition, the majority of these customers renew their maintenance agreements annually. For an annual maintenance fee, a customer receives telephone, email and web-based support, as well as updated product releases. In addition to on-going technical support, we also offer professional and educational services to our customers.

     Our total revenues are generated from license revenues and service revenues. License revenues are usually generated by the purchase of a license to our product. Concord’s service revenues consist of fees for maintenance, training and professional services. For the three months ending March 31, 2005, our total revenues increased year over year: total revenues were $29.1 million, up 22.1% from $23.8 million mostly due to the acquisition of Aprisma Holdings. For the three months ending March 31, 2005 eHealth revenue fell short of our expectations. The lower revenue did not offset our increased level of expenses and resulted in a decrease in profitability year over year. In addition, expenses related to the acquisition of Aprisma, such as in-process research and development expenses and the compensation expenses related to the Aprisma equity participation plan also affected our profitability. This plan provides payment to a certain number of Aprisma employees following the sale of Aprisma Holdings provided certain employment conditions are met (see Note 8). Our diluted earnings per share decreased to $(0.21) per share for the three-month period ending March 31, 2005 compared to $(0.03) per share for the corresponding prior year period. We used $0.7 million in operating cash during the three-month period ending March 31, 2005 and finished the quarter with $69.5 million of cash, cash equivalents, marketable securities and restricted cash.

     On January 5, 2005, we completed the acquisition of privately held Vitel Software, Incorporated. Vitel’s software enables enterprises and service providers to manage the performance of voice networks and messaging systems that are either internet protocol-based, time division multiplexing-based, or include a hybrid of both. The Vitel IVIZE® product, now renamed Concord’s eHealth for Voice, provides a unified view into the performance of voice networks built on equipment from multiple vendors such as market leaders Avaya, Cisco, and Nortel Networks. The purchase price was $4.1 million, including $0.1 million in direct costs of acquisition and was paid in cash during the three months ending March 31, 2005. The acquisition has been accounted for under the purchase method of accounting (see Note 8).

     On February 22, 2005, we completed the acquisition of Aprisma Holdings, Inc, which has been renamed internally by Concord’s management, Spectrum Business Unit. Prior to its acquisition by Concord, Aprisma Holdings, Inc. was a privately held software company owned by Gores Technology Group and its operating subsidiary, Aprisma Management Technologies, Inc. (“Aprisma”). Concord’s cash payment to acquire Aprisma on February 22, 2005 was approximately $82.4 million. The acquisition has been accounted for under the purchase method of accounting (see Note 8).

     Aprisma’s SPECTRUM® software manages the availability of IT infrastructures and the business services that rely on them. Concord believes that strategically combining the two companies’ complementary technologies will enable Concord to expand its ability to deliver a new generation of intelligent BSM software that maps IT services to business processes, measures the actual end-user experience, and manages the entire IT infrastructure. Aprisma, which profitably generated approximately $43.9 million in 2004 revenues, will operate as a business unit within Concord.

          On April 7, 2005, Concord announced that it had signed a definitive agreement to be acquired by Computer Associates International, Inc. If this transaction is consummated, Concord expects to become a wholly owned subsidiary of Computer Associates.

          Pursuant to the merger agreement, each issued and outstanding share of common stock of Concord will be converted into the right to receive $17.00 in cash, without interest. Additionally, at the effective time of the merger, each outstanding option to purchase common stock of Concord, whether vested or unvested, will be assumed by Computer Associates and become an option to acquire shares of common stock of Computer Associates, on the terms and conditions set forth in the Merger Agreement.

          The merger agreement has been approved by Concord’s Board of Directors, and the transactions contemplated by the merger agreement are subject to, among other things, adoption of the Merger Agreement by Concord’s shareholders, the termination or expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and other customary closing conditions. The Merger is anticipated to be consummated in the second or third quarter of 2005.

Critical Accounting Policies, Significant Estimates and Judgments

     The accompanying discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We base our estimates and judgments on historical experience and on various other assumptions that we believe are reasonable under the circumstances. However, future events are subject to change and the best estimates and judgments routinely require adjustment. U.S. GAAP requires us to make estimates and judgments in several areas. If actual results differ significantly from management’s estimates and projections, there could be a material effect on our financial statements. See our audited consolidated financial statements and notes thereto in our Annual Report on Form 10-K and which contain accounting policies and other disclosures required by U.S. GAAP.

     We believe that the policies, significant estimates and judgments discussed below are the most critical to our financial statements and the understanding of our financial condition and results of operations because their application places the most significant demands on management’s judgment.

     (a) Revenue Recognition

     Our revenues consist of software license revenues and service revenues. Software license revenues are recognized in accordance with the American Institute of Certified Public Accountants’ Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as modified by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition with respect to Certain Transactions. Software license revenues are recognized when persuasive evidence of an arrangement exists and delivery of the software has occurred, provided that the license fee is fixed or determinable, collection is considered reasonably assured and no customer acceptance clauses exist. If an arrangement includes an acceptance provision, revenue recognition occurs upon the earlier of receipt of a written customer acceptance or expiration of the acceptance period. If an arrangement includes a right of return for the possibility that the software does not meet published specifications during the warranty period, which is typically 90 days, revenue is recognized upon shipment if all other criteria are met as our product is mature and we have not experienced returns of our products. If the fee is determined not to be fixed or determinable, revenue is recognized when the fees become due. If collection is not considered reasonably assured, revenue is recognized upon the receipt of cash. Revenues under multiple-element arrangements, which typically include software products, services, maintenance and sometimes undelivered specified software upgrades sold together, are allocated to each element using the residual method in accordance with SOP 98-9. Under the residual method, the fair value of the undelivered elements is deferred and subsequently recognized when these elements are delivered; the remainder of the arrangement consideration is allocated to the software. We have established sufficient vendor specific objective evidence for professional services, training, maintenance, customer support services and specified software upgrades based on the price charged when these elements are sold separately. Accordingly, software license revenues are recognized under the residual method in arrangements in which software is licensed with professional services, training, maintenance, customer support services and specified software upgrades. The Company recognizes revenue from term license arrangements ratably over the term of the contract on a straight-line basis if we do not have VSOE on the undelivered maintenance; this will generally occur when the term of the maintenance agreement is the same as the license agreement.

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

     Delivery generally occurs when product is delivered to a common carrier and the delivery terms are FOB Concord. The costs of shipping and handling related to the delivery of the product are included in revenue. In the case of arrangements with resellers, revenue is recognized upon delivery to the reseller. Most of these arrangements involve a sell-through by the reseller to an end user. For a reseller, evidence usually comes in the form of a purchase order typically identifying the end-user.

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

     The Company recognizes revenue from term license arrangements ratably over the term of the contract on a straight-line basis if we do not have VSOE on the undelivered maintenance; this will generally occur when the term of the maintenance agreement is the same as the license agreement.

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

     (b) Accounts Receivable

     We record our trade accounts receivable at the invoiced amount; these accounts do not bear interest. We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer’s current credit worthiness, as determined by our review of their current credit information. We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based on our historical experience and any specific customer collection issues that we have identified. We review our allowance for doubtful accounts on a quarterly basis. We review all past due balances over 60 days individually for collectibility. We charge account balances against the allowance when we feel it is probable the receivable will not be recovered. We do not have any off-balance-sheet credit exposure to our customers.

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

     Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have not placed any reserve on our deferred tax assets by recording a valuation allowance. The resulting net deferred tax asset of $14.9 million at March 31, 2005 is based on our estimate that future taxable income we expect to generate will be sufficient to realize the net deferred asset. In the event the actual results differ from the estimates or we adjust these estimates in future periods, we may need to establish another valuation allowance. Establishing new or additional valuation allowances could materially adversely impact our financial position and results of operations.

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

     We completed our acquisitions of Vitel Software Incorporated (“Vitel”) and Aprisma Holdings, Inc. (“Aprisma”) on January 5, 2005 and on February 22, 2005, respectively. Both acquisitions were accounted for under the purchase method of accounting and resulted in recording significant goodwill and other intangible asset balances. The purchase prices of Vitel and Aprisma have been allocated to the assets acquired and liabilities assumed at their estimated fair values on the date of acquisition, as determined by management and, with respect to the identifiable intangible assets, an appraisal.

     The values of certain identifiable assets of Vitel and Aprisma were determined using the income approach. The income approach requires a projection of revenues and expenses specifically attributed to the intangible assets. The discounted cash flow (“DCF”) method is then applied to the potential income streams after making necessary adjustments with respect to such factors as the wasting nature of the identifiable intangible assets and the allowance of a fair return on the net tangible assets and other intangible assets employed. There are several variations on the income approach, including the relief-from-royalty method, the avoided cost method, and the lost profits method.

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

     We completed our acquisition of Aprisma on February 22, 2005. The value of the core technology, completed technology, maintenance and subscription relationships, reseller relationships, product trade-name and non compete agreements were valued using the income approach.

     The relief-from-royalty method was used to value the product trade name/trademark. The key assumptions used in valuing the product trade name/trademark are as follows: royalty rate 1%, discount rate 18.5%, tax rate 40% and estimated average economic life of 6 years.

     The core technology, completed technology and subscription and maintenance relationships were valued using the income approach without variation. The key assumptions used in valuing the core technology, completed technology and subscription and maintenance relationships are as follows: discount rate 18.5%, tax rate 40% and estimated average economic life of 5, 3, 7 and 6 years for core technology, completed technology, subscription relationships and maintenance relationships, respectively.

     The avoided cost method was used to value the reseller relationship. The key assumptions used in valuing the reseller relationships are as follows: tax rate 40% and estimated average economic life of 5 years.

     The lost profits method was used to value the non-compete agreements of four employees valued as a group. The key assumptions used in valuing the non-compete agreements are as follows: discount rate 18.5%, tax rate 40% and estimated average economic life of 5 years.

     Based upon the status of ongoing research and development (“R&D”) efforts related to Aprisma and a review of the typical technology development cycle and standards for establishing technological feasibility of products, the Company identified SPECTRUM Version 8.0 as a project which represents development efforts in areas where the technologically feasibility has not yet been established. The SPECTRUM Version 8.0 project is a major release to the existing Aprisma product, which includes various architectural changes, such as removal of the dependency to link product on-site and the addition of Linux support. Since this in-process technology is being developed for highly specific applications, the Company believes that there is no alternate future use for the in-process technology beyond the stated purpose of the specific R&D project. Given the riskier nature of the cash flows related to the in-process R&D, the level of completion of the project and its perceived risk, a discount rate of 40% was applied to value the in-process R&D. The in-process R&D of $1.4 million was expensed during the three months ended March 31, 2005, since it was determined that it had not reached technological feasibility and had no alternative future use.

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

     (e) Valuation of Long-Lived Tangible and Intangible Assets and Goodwill

     We have significant long-lived tangible and intangible assets and goodwill, which are susceptible to valuation adjustments as a result of changes in various factors or conditions. The long-lived tangible assets are fixed assets, which are depreciated over their estimated useful lives. The long-lived intangible assets are core technology, completed technology (software), reseller relationships, maintenance and subscription relationships, which are amortized at the greater of (a) the ratio that current revenues bear to the total of current and anticipated future revenues or (b) the straight line method over their respective remaining useful lives; and contractor agreements, product name/trademark and non-compete agreements which are being amortized using the straight-line method over their useful lives. Goodwill is not amortized.

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

     As of June 30, 2004, we performed our annual test for impairment on the carrying value of goodwill relative to netViz, on our reporting units. We compared the fair value of each reporting unit to which goodwill has been allocated to its book value and determined that no impairment existed at that date. The carrying value of goodwill resulting from the netViz, Vitel and Aprisma acquisitions will be tested for impairment at June 30, 2005.

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

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain financial data as percentages of the Company’s total revenues:

	Three Months Ended
	March 31,	March 31,
	2005	2004
Revenues:
License revenues	39.7%	43.4%
Service revenues	60.3	56.6

Total revenues	100.0	100.0

Cost of Revenues:
Cost of license revenues	5.8	3.4
Cost of service revenues	17.4	16.6

Total cost of revenues	23.2	20.0

Gross profit	76.8	80.0

Operating Expenses:
Research and development	24.6	24.3
Sales and marketing	48.2	48.3
General and administrative	14.3	11.1
Acquisition related charges	0.3	—
Acquired in-process research & development	4.8	—

Total operating expenses	92.2	83.7

Operating loss	(15.4)	(3.7)

Other Income:
Interest income	2.3	4.6
Interest expense	(2.8)	(3.4)
Other expense	(0.5)	(0.7)

Total other (loss) income, net.	(1.0)	0.5

Loss before income taxes	(16.4)	(3.2)
Benefit for income taxes	(3.4)	(1.2)

Net loss	(13.0)%	(2.0)%

Total Revenues

     Concord’s total revenues are generated from license revenues and service revenues.

	Three Months Ended
	March 31,		March 31,
(in thousands)	2005	Percent Change	2004
License Revenues	$11,570	11.8%	$10,350
Service Revenues	17,541	30.0%	13,495

Total Revenues	$29,111	22.1%	$23,845

Percent of Total Revenues
License Revenues	39.7%		43.4%
Service Revenues	60.3%		56.6%

License Revenues

     Concord’s license revenues are derived from the licensing of software products.

	Three Months Ended
	March 31,		March 31,
(in thousands)	2005	Percent Change	2004
License Revenues	$11,570	11.8%	$10,350

Percent of Total Revenues
License Revenues	39.7%		43.4%

First Quarter 2005 Compared to First Quarter 2004:

     The increase in license revenues was driven by the revenue generated by Spectrum which was offset by lower sales of Concord’s core products, the eHealth Suite. After the close of this transaction on February 22, Spectrum contributed $2.0 million in license revenues. This was partially offset by a decrease in Concord license revenues due to lower sales by our indirect channel in Europe and Asia.

     The continuing decrease of license revenues as a percent of total revenues was the result of a significant increase in service revenues combined with a decrease of the license revenues. As we continue to service our existing customers and continue to add to our customer base, we would expect service revenues as a percent of total revenue to stabilize.

     There were no material price increases for products during the first three months of 2005 and inflation did not have a significant impact on our revenues or income during the first three months of 2005.

New eHealth and Spectrum customer accounts

     License revenues are partially dependent on our ability to sell to new eHealth and Spectrum customer accounts. New eHealth customer accounts represent the number of new customer accounts that purchase software from the Concord eHealth® Suite of products. New Spectrum customer accounts represent new customers that purchase Spectrum products. NetViz new customer accounts are excluded from this count as these products are not considered key drivers of our primary business. Due to the nature of netViz® products, customers that purchase netViz® products do not generate significant revenue for the initial or subsequent purchase.

	Three Months Ended
	March 31,		March 31,
(in thousands)	2005	Percent Change	2004
New eHealth Customer Accounts	16	-27.3%	22
New Spectrum Customer Accounts	3	N/A	—
Percent of Total Revenues
New eHealth Customer Accounts	9.5%		11.7%
New Spectrum Customer Accounts	8.0%		—

First Quarter 2005 Compared to First Quarter 2004:

     The number of sales to new eHealth customer accounts decreased due to continued focus on existing customers by our salesforce. Internal initiatives, implemented in the third quarter of 2004, such as targeted marketing programs and specific sales incentives, which were successful in the second half of 2004, did not have a demonstrable impact on the number of new eHealth customers in the quarter ending March 31, 2005.

     Transactions over $100,000

     License revenues can also be dependent on the number of transactions over $100,000 that we are able to close during the period.

	Three Months Ended
	March 31,		March 31,
(number of transactions)	2005	Percent Change	2003
eHealth transactions greater than $100K	33	-5.7%	35
Spectrum transactions greater than $100k	6	N/A	N/A

First Quarter 2005 Compared to First Quarter 2004:

     The number of transactions greater than $100,000 recorded in the three months ended March 31, 2005 is comparable to the number of transactions recorded in the three months ended March 31, 2004. Many of the transactions greater than $100,000 were with domestic telecommunications providers in the three months ended March 31, 2005 versus mainly enterprise transactions in the three months ended March 31, 2004. Spectrum transactions greater than $100,000 were mainly with enterprise customer accounts.

Service Revenues

     Concord’s service revenues consist of fees for maintenance, training and professional services.

	Three Months Ended
	March 31,		March 31,
(in thousands)	2005	Percent Change	2004
Service Revenues	$17,541	30.0%	$13,495
Percent of Total Revenues
Service Revenues	60.3%		56.6%

First Quarter 2005 Compared to First Quarter 2004:

     The increase in service revenues in both absolute dollars and percentage of revenues was primarily due to the acquisition of Spectrum, which contributed an additional $2.6 million in service revenues. Maintenance revenues from Concord customers contributed mainly to the balance of the increase in service revenues.

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

	Three Months Ended
	March 31,		March 31,
(in thousands)	2005	Percent Change	2004
Direct	$20,529	50.7%	$13,618

Indirect	8,582	-16.1%	10,227

Total Revenues	$29,111	22.1%	$23,845

Percent of Total Revenues
Direct	70.5%		57.1%
Indirect	29.5%		42.9%

First Quarter 2005 Compared to First Quarter 2004:

     The increase in direct sales in both absolute dollars and percentage of revenue is due to the acquisition of Spectrum and the improved activity from the domestic and international sales force. Direct sales by Spectrum totaled approximately $4.5 million; most of the sales of this business unit are done through a direct sales force. The rest of the increase is driven by Concord sales force, which successfully sold to both large telecommunication providers and enterprises in the United States. Most of the decrease in indirect sales of eHealth products is due to lower sales in Europe and Asia.

Segment Revenues

     Concord’s reportable segments are determined by reporting units: Concord and Spectrum. Reportable segments are defined as a component of an enterprise whose operating results are regularly reviewed by the enterprise’s chief operating decision maker to make decisions about resources to be allocated to the segment and assess its performance.

	Three Months Ended
	March 31,		March 31,
(in thousands)	2005	Percent Change	2004
Concord	24,571	3.0%	23,845
Spectrum	4,540	N/A	—

Total Revenues	$29,111	22.1%	$23,845

Percent of Total Revenues
Concord	84.4%		100.0%
Spectrum	15.6%		—

First Quarter 2005 Compared to First Quarter 2004:

     Following the acquisition of Aprisma, since then renamed the Spectrum Business Unit, in February 2005, Concord now determines that it has 2 segments: Concord, which includes the revenue generated by Concord’s core product, the eHealth Suite of software and Spectrum, which includes the revenues of Spectrum products.

International Revenues

     Concord has fifteen international subsidiaries and three international branch offices. Concord has customers in 63 countries.

	Three Months Ended
(in thousands)	March 31, 2005	Percent Change	March 31, 2004
United Kingdom.	$3,453	109.4%	$1,649
Europe (excluding the U.K)	4,429	(2.5%)	4,543
Rest of the World	4,557	37.6%	3,311

Total	$12,439	30.9%	$9,503

Percent of Total Revenues
United Kingdom	11.9%		6.9%

	Three Months Ended
(in thousands)	March 31, 2005	Percent Change	March 31, 2004
Europe (excluding the U.K. and Germany)	15.2%		19.1%
Rest of the World	15.7%		-13.9%

First Quarter 2005 Compared to First Quarter 2004:

     The increase in international revenues in both absolute dollars and percentage of revenues for the three months ended March 31, 2005 was due mainly to strong demand in the UK; most of the increase in that country was driven by strong direct sales of Spectrum products. The sale of Spectrum products accounted for approximately $2.5 million or 86% of the increase in international revenues. The balance of the increase in revenues was driven by an increased demand for Concord products in Asia and Latin America.

eHealth Revenues Recognized in Connection With Third Party Software

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

     Revenues generated by Concord products that included third party software were:

	Three Months Ended
(in thousands)	March 31, 2005	Percent Change	March 31, 2004
Revenues	$2,413	-12.6	$2,759
Percent of Total Revenues
Revenues	8.4%		11.6%

First Quarter 2005 Compared to First Quarter 2004:

     The decrease of revenues from third party software in both absolute dollars and percentage of revenues was mostly driven by decreased demand for eHealth products which include the Oracle® database software

Cost of Revenues

     Cost of revenues includes cost of license revenues and cost of service revenues.

	Three Months Ended
	March 31,		March 31,
(in thousands)	2005	Percent Change	2004
Cost of License Revenues	$1,674	103.6%	$822
Cost of Service Revenues	5,077	28.6%	3,949

Total Cost of Revenues	6,751	41.5%	$4,771

Percent of Total Revenues
Cost of License Revenues	5.8%		3.4%
Cost of Service Revenues	17.4%		16.6%

Cost of License Revenues

     Cost of license revenues includes expenses associated with royalty fees, production, fulfillment of orders, product documentation and amortization expense associated with the intangible assets. Royalty costs are composed of third party software costs.

	Three Months Ended
	March 31,		March 31,
(in thousands)	2005	Percent Change	2004
Cost of License Revenue	$1,674	103.6%	$822
Percent of Total Revenues
Cost of License Revenues	5.8%		3.4%

First Quarter 2005 Compared to First Quarter 2004:

     The increase in cost of license revenues in both absolute dollars and percentage of revenues was mainly driven by the acquisition of Spectrum, contributing $0.6 million, or 79% of the variance. Most of the Spectrum cost of license revenues consist of technology amortization fees. Concord’s royalty costs and fulfillment expenses contributed 9% and 4%, respectively, to the variance.

eHealth Expenses Recognized in Connection With Third Party Software

     Royalty costs are comprised of third party software costs. The Company bundles third party software in some of its products when it determines that bundling such software is cost-effective or increases the effectiveness of Concord’s products. Costs associated with revenues generated by Concord products that included third party software were:

	Three Months Ended
	March 31,		March 31,
(in thousands)	2005	Percent Change	2004
Expenses	$511	13.8%	$449
Percent of Total Revenues
Expenses	1.8%		1.9%

First Quarter 2005 Compared to First Quarter 2004:

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

	Three Months Ended
	March 31,		March 31,
(in thousands)	2005	Percent Change	2004
Cost of Service Revenues	$5,077	28.6%	$3,949
Percent of Total Revenues
Cost of Service Revenues	17.4%		16.6%

First Quarter 2005 Compared to First Quarter 2004:

     The increase of cost of service revenues was driven by an increase in eHealth employee costs for professional services, an increase in the use of consultants hired to deliver professional services to our eHealth customer and the additional costs related to the Spectrum technical support organization. These factors contributed approximately 58%, 8% and 33%, respectively, to the increase.

Gross Profit

     Total gross profit consists of gross profit from license revenues and gross profit from service revenues.

	Three Months Ended
	March 31,		March 31,
(in thousands)	2005	Percent Change	2004
Gross Profit	$22,360	17.2%	$19,074
Percent of Total Revenues
Gross Profit	76.8%		80.0%

First Quarter 2005 Compared to First Quarter 2004:

     The decrease of gross profit in percentage of revenues was mainly driven by an increase of service costs. The increase of gross profit in absolute dollars is the increase of revenue related to the Spectrum acquisition.

Research and Development Expenses

     Research and development expenses consist primarily of personnel costs associated with software development.

	Three Months Ended
	March 31,		March 31,
(in thousands)	2005	Percent Change	2004
Research and Development	$7,162	23.7%	$5,789
Percent of Total Revenues
Research and Development	24.6%		24.3%

     The increase in research and development expense in absolute dollars and percent of revenue is driven by the acquisition of the Spectrum Business Unit and an increased investment in offshore development. These factors contributed 77% and 21%, respectively, to the increase.

Sales and Marketing Expenses

     Sales and marketing expenses consist primarily of salaries, commissions to sales personnel and agents, travel, tradeshow participation, public relations, advertising and other promotional expenses.

	Three Months Ended
	March 31,		March 31,
(in thousands)	2005	Percent Change	2004
Sales and Marketing	$14,021	21.8%	$11,516
Percent of Total Revenues
Sales and Marketing	48.2%		48.3%

First Quarter 2005 Compared to First Quarter 2004:

     The increase of sales and marketing expenses was driven by the acquisition of the Spectrum Business Unit. This contributed 87% to the variance while Concord sales and marketing costs contributed to the balance of the increase. Sales and marketing expenses decreased slightly as a percentage of revenues due mainly to lower bonuses and commissions driven by lower license revenues.

General and Administrative Expenses

     General and administrative expenses consist primarily of salaries for financial, accounting, legal, investor relations, human resources, administrative and management personnel.

	Three Months Ended
	March 31,		March 31,
(in thousands)	2005	Percent Change	2004
General and Administrative	$4,183	58.3%	$2,643
Percent of Total Revenues
General and Administrative	14.3%		11.1%

First Quarter 2005 Compared to First Quarter 2004:

     The increase in general and administrative expenses in both absolute dollars and percentage of revenues was primarily attributed to the Spectrum Business Unit acquisition. Included in general and administrative expenses is $.6 million of amortization expense related to stock-based awards given to certain key employees of Spectrum and the expense related to payments due under the Aprisma’s Equity Participation and Retention Plan. Without the acquisition, Concord’s general and administrative expenses would have been relatively at the same level as the prior year.

Acquisition Related Charges

     Acquisition related expenses consist primarily of audit fees related to the acquisition of Spectrum.

	Three Months Ended
	Mar 31,		Mar 31,
(in thousands)	2005	Percent Change	2004
Acquisition Related Charges	$100	N/A	$—
Percent of Total Revenues
Acquisition Related Charges	0.3%		—

First Quarter 2005 Compared to First Quarter 2004:

     The increase in acquisition related expenses in both absolute dollars and percentage of revenues was due to the acquisition of Spectrum. These charges related to audit procedures performed on the Spectrum opening balance sheet by our independent auditors.

Acquired In-Process Research & Development Expenses

     Acquired in-process research & development expenses relates to the SPECTRUM Version 8.0 acquired in the Aprisma acquisition. Based upon the status of ongoing research and development efforts related to Aprisma at the date of purchase and a review of the typical technology development cycle and standards for establishing technological feasibility of products, the Company identified SPECTRUM Version 8.0 as a project which represents development efforts in areas where the technological feasibility has not yet been established.

	Three Months Ended
	Mar 31,		Mar 31,
(in thousands)	2005	Percent Change	2004
Acquired in-process research & development expenses	$1,400	N/A	$—
Percent of Total Revenues
Acquired in-process research & development expenses	4.8%		0.0%

First Quarter 2005 Compared to First Quarter 2004:

The fair value of the SPECTRUM Version 8.0 project was charged to expense in the three months ended March 31, 2005.

Other Income, Net

     Other income, net consists primarily of interest income, interest expense, foreign currency exchange gains (losses) and miscellaneous foreign taxes.

	Three Months Ended
	March 31,		March 31,
(in thousands)	2005	Percent Change	2004
Interest Income	$673	-38.2%	$1,089
Interest Expense	(817)	-0.7%	(823)
Other Expense	(138)	-18.3%	(169)

Total Other Income, net	$(282)	-390.7%	$97

Percent of Total Revenues
Total Other (Loss) Income, net	(1.0)%		0.5%

First Quarter 2005 Compared to First Quarter 2004:

     The decrease in interest income is due to the reduction of our investments following the Spectrum and Vitel acquisitions, for which Concord paid approximately $88.3 million. The purchase price was funded primarily by the proceeds received from the sale of certain of the Company’s marketable securities investments.

     Interest expense includes interest paid on the Company’s 3.0% Senior Convertible Notes due 2023 (the “Notes”) issued in December 2003 and amortization of the issuance costs which primarily consist of investment banker, legal and other professional fees. Interest expense was $0.6 million and amortization expense was $0.2 million in the three months ended March 31, 2005. Issuance costs are being amortized over a five-year period to the first date holders of the Notes may require the Company to repurchase the outstanding Notes.

     Other expense relates to foreign currency transaction and translation gains or losses attributable to the U.S. dollar remaining stable or slightly weaker against certain foreign currencies

Benefit for Income Taxes

     The provision for income taxes relates to federal, state and foreign taxes.

	Three Months Ended
	March 31,	Percent	March 31,
(in thousands)	2005	Change	2004
Benefit for Income Taxes	$(998)	238.3%	$(295)
Percent of Total Revenues
Benefit for Income Taxes	-3.4%		-1.2%

First Quarter 2005 Compared to First Quarter 2004:

Our effective tax rate was (21%) on a pre-tax loss of $4.8 million in the three months ended March 31, 2005 compared to (38%) on a pre-tax loss of $0.8 million in the three months ended March 31, 2004. The primary differences between the statutory federal income tax benefit of 34% and the reported rate of 21%, was a book charge relating to in-process research and development as well as foreign and state taxes.

LIQUIDITY AND CAPITAL RESOURCES

	March 31,	Percent	December 31,
(in thousands)	2005	Change	2004
Working Capital	$38,601	-73.9%	$147,925
Cash, cash equivalents and marketable securities (net of restricted cash)	$68,900	-56.8%	$159,455

	Three Months Ended
	March 31,	Percent	March 31,
(in thousands)	2005	Change	2004
Net cash provided by operating activities	$(686)	-143.9%	$1,564
Net cash used in investing activities	$(4,356)	-89.3%	$(40,535)
Net cash provided by financing activities	$363	-39.2%	$597

     Working Capital

     Working capital decreased since December 31, 2004 primarily due to the cash expended to purchase Aprisma and Vitel in the three months ended March 31, 2005.

     Cash, cash equivalents and marketable securities (net of restricted cash)

     Cash and cash equivalents consist of highly liquid investments in time deposits held at major banks, commercial paper, United States government agency discount notes, money market mutual funds and other money market securities with original maturities of 90 days or less. Marketable securities include similar highly liquid investments. The decrease in cash, cash equivalents and marketable securities in the three months ended March 31, 2005 was primarily due to the cash used of $84.0 million and $4.3 million to purchase Aprisma and Vitel, respectively.

     Cash provided by operating activities

     Net cash used by operating activities was $0.7 million for the three months ended March 31, 2005 and cash provided by operating activities was $1.6 million for the three months ended March 31, 2004. Accounts receivable as of March 31, 2005 is consistent with the December 31, 2004 balance of $24.2 million. Within accounts receivable there was an increase of $5.9 million due to the acquisitions of Aprisma and Vitel. When the effect of the Aprisma and Vitel acquisitions are excluded, accounts receivable decreased $6.0 million from year end due to favorable collections. Average daily sales outstanding ( “DSO”) for the quarter decreased to 60 days at March 31,

2005 compared to 76 days at December 31, 2004. DSO is calculated by dividing the period end accounts receivable by the quarterly revenue. DSO measures both the age, in terms of days, of our accounts receivable and the average time it takes to turn the receivable into cash. In order to ensure that DSO has a meaningful measurement in the quarter ended March 31, 2005, we included Aprisma’s revenue generated from January 1, 2005 to March 31, 2005 , which totaled approximately $11.0 million. There are a number of factors affecting DSO, including our payment terms, collection ability and the timing of sales made during a quarter. Deferred revenue as of March 31, 2005 as compared to December 31, 2004 increased by $15.0 million, mainly due to the acquisitions of Vitel and Aprisma. When the affect of the two acquisitions are excluded, deferred revenue increased $3.1 million due mainly to the increase in the renewal of maintenance contracts.

     Cash used for investing activities

     Investing activities have consisted of the investments in marketable securities, acquisition of property and equipment, most notably computer and networking equipment to support the corporate infrastructure, and business acquisitions. The Company manages its market risk on its investment securities by selecting investment grade securities with the highest credit ratings and relatively short duration that trade in highly liquid markets. The negative cash flow of $4.4 million from investing activities in the first three months of fiscal 2005 primarily relates to the cash used to purchase Aprisma and Vitel net of the cash generated from the maturities and sale of marketable securities.

     Cash provided by financing activities

     Net cash provided by financing activities consisted of the issuance of common stock from the exercise of stock options.

Contractual Obligations

     The following is a summary of our contractual obligations as of March 31, 2005:

(in thousands)	2005	2006	2007	2008	2009	Thereafter	Total
Facility and certain equipment leases	$4,373	$3,974	$2,612	$1,792	$1,396	$3,037	$17,184
Minimum royalties payments	500	608	565	—	—	—	1,673
Convertible notes	—	—	—	86,250	—	—	86,250
Interest payments on the Convertible Notes	1,947	2,588	2,588	2,588	—	—	9,711

Total commitments	$6,820	$7,170	$5,765	$90,630	$1,396	$3,037	$114,818

     Concord leases its facilities and certain equipment under operating lease agreements extending through August 2007. Concord’s remaining lease commitments for all leased facilities and equipment with an initial or remaining term of at least one-year total $17.2 million. Lease commitments of $10.7 million were assumed as a result of the Aprisma acquisition.

     Concord has entered into several software license agreements for exclusive worldwide licenses to distribute or utilize certain patented computer software. Concord bundles third-party software in some of its products when it determines that bundling such software is cost-effective or increases the effectiveness of Concord’s products. The minimum royalty payment for these exclusive arrangements is $1.7 million for the remainder of 2005 through 2007.

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

     Under the terms of the indenture that governs the terms of the Convertible Senior Notes, the proposed merger with Computer Associates, Inc., if consummated, would constitute a “designated event” as more fully described in the indenture. Accordingly, Concord must give notice to holders of the Convertible Senior Notes at least 15 days prior to the date upon which the merger is expected to become effective and stockholders are entitled to consideration in connection therewith. Provided the merger occurs, Concord will also be required to execute a supplemental indenture with the trustee identified in the indenture providing that, in general, the Senior Convertible Notes will be convertible into the merger consideration which each holder would have been entitled to receive upon the merger had such holder’s notes been converted into common stock of Concord immediately prior to the merger. Moreover, if the merger is consummated, the indenture requires Concord to provide notice of such consummation to each holder of the Senior Convertible Notes no later than the earlier of 15 business days or 20 calendar days after the date of such consummation. For a period of 20 business days after such additional notice, each holder of the Senior Convertible Notes will have the right, at the holder’s option, to (i) require Concord to purchase all or a portion of such holder’s outstanding notes, as directed by such holder in accordance with the terms of the indenture and/or (ii) surrender the notes for conversion into the applicable amount of merger consideration. The indenture further provides that, in the event that Concord consummates the merger, then the Senior Convertible Notes may be surrendered for conversion at any time from and after the date which is 15 calendar days prior to the date announced by Concord as the anticipated effective time of such transaction until 15 calendar days after the actual effective date of such transaction. As of March 31, 2005, Concord’s stock price had not exceeded 120% of the conversion price on any trading day since December 8, 2003 and no other events had occurred which would make the Convertible Senior Notes convertible. Holders may convert the notes into shares of our common stock at an initial conversion rate of 37.2148 shares of common stock per $1,000 principal amount of notes (representing a conversion price of approximately $26.87 per share which converts into 3,209,776 shares of common stock), subject to adjustment. We may redeem some or all of the convertible senior notes on or after December 15, 2008.

     As of March 31, 2005, Concord had available for U.S. federal income tax purposes net operating loss carry forwards of approximately $29.9 million, which expire at various dates through 2024. In addition, as of March 31, 2005, Concord had U.S. federal research and development tax credit carry forwards of approximately $2.8 million, which expire at various dates through 2022. Under current tax law, the utilization of net operating loss and research and development tax credit carry forwards may be subject to annual limitations in the event of certain changes in ownership. Pursuant to the Tax Reform Act of 1986, the utilization of net operating loss carry forwards for tax purposes may be subject to an annual limitation if a cumulative change of ownership of more than 50% occurs over a three-year period.

     As of March 31, 2005, Concord’s principal sources of liquidity included cash, cash equivalents, and marketable securities. Concord believes that its current cash, cash equivalents, marketable securities and cash provided by future operations will be sufficient to meet its working capital and anticipated capital expenditure requirements for at least the next 12 months. Although operating activities may provide cash in certain periods, to the extent Concord experiences growth in the future, its operating and investing activities may require additional cash. Consequently, any such future growth may require Concord to obtain additional equity or debt financing.

Recent Accounting Pronouncements

     In December 2004, the Financial Accounting Standards Board (FASB) issued a revision to SFAS No. 123, SFAS 123R Share-Based Payment. SFAS No. 123R requires all companies to measure compensation costs for all share-based payments, including stock options, at fair value and expense such payments over the service period. SFAS No. 123R specifies that companies must use an option-pricing model to estimate fair value, although it does not specifically require the use of a particular model. On April 14, 2005 the SEC announced that it would permit registrants additional time to implement the requirements of SFAS No. 123R. The SEC will permit companies to implement SFAS 123R at the beginning of their next fiscal year, and therefore, will be effective for the Company beginning with the first quarter of 2006. Under the provisions of FAS 123R, companies can select from three transition methods for the implementation of this standard. The modified prospective method would require all new awards that are granted after the effective date to use the provisions of FAS 123R. Under this method, for vested awards that are outstanding on the effective date of FAS 123R, a company would not have to record any additional compensation expense. For unvested awards that are outstanding on the effective date of FAS 123R and were previously included as part of pro forma net income and earnings per share under the provisions of FAS 123 would be charged to expense over the remaining vesting period, without any changes in measurement. The second alternative is a variation of the modified prospective method, which would allow companies to restate earlier interim periods in the year that FAS 123R is adopted using the applicable FAS 123 pro forma amounts. Under the third alternative, the modified retrospective method, companies would apply the modified prospective method and also restate their prior financial statements to include the amounts that were previously recognized in their pro forma disclosures under the original provisions of FAS 123. Currently, the Company discloses the estimated effect on net income of these share-based payments in the footnotes to the financial statements and the estimated fair value of the share-based payments has historically been determined using the Black-Scholes pricing model. The Company has not determined which option-pricing model or transition method to use upon implementation of this standard and has not yet completed its evaluation of the impact of SFAS No. 123R, but expects the adoption to have a material effect on its consolidated financial statements.

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

     This document contains forward-looking statements. Any statements contained in this document that do not describe historical facts are forward-looking statements. Concord makes such forward-looking statements under the provisions of the “safe harbor” provided in Section 21E of the Securities Exchange Act of 1934. In particular, statements contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are not historical facts (including, but not limited to, statements concerning: the plans and objectives of management; the proposed consummation of a merger with Computer Associates, Inc.; increases in absolute dollars or decreases as a percentage of revenues in sales and marketing, research and development, customer support and service, and general and administrative expenses; expectations regarding increased competition and Concord’s ability to compete successfully; sustenance of revenue growth both domestically and internationally; the size, scope and description of Concord’s target customer market; future product development, including but not limited to anticipated expense levels to fund product development, acquisitions and the integration of acquired companies; and

our expected liquidity and capital resources) constitute forward-looking statements. Forward-looking statements contained herein are based on current expectations, but are subject to a number of risks and uncertainties. Concord’s actual future results may differ significantly from those stated in any forward-looking statements. Factors that may cause such differences include, but are not limited to, the factors discussed below.

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

The proposed merger of Concord and Computer Associates includes various risks

     As to the proposed merger between Concord and Computer Associates, various factors could cause actual results to differ materially from the expected timetable for completing the transaction, future financial and operating results, benefits and synergies of the transaction, future opportunities for the combined company and products and any other forward-looking statements regarding Computer Associates’ or Concord’s future expectations, beliefs goals or prospects made by both parties. These factors include the ability to consummate the transaction, the ability of Computer Associates to successfully integrate Concord’s operations and employees, the ability to realize anticipated synergies; the emergence of new competitive initiatives resulting from rapid technological advances or changes in pricing in the market, business conditions and volatility and uncertainty in the markets that Computer Associates and Concord serve, and the other factors described in the Annual Report on Form 10-K for Computer Associates’ most recently completed fiscal year and Computer Associates’ other filings with the SEC which are available at www.sec.gov.

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

     We plan to continue to expend substantial funds on the continued development, marketing, and sale of our products. We have approximately $68.9 million in short term investments (cash, cash equivalents and marketable securities), excluding restricted cash totaling $0.6 million as of March 31, 2005. However, we cannot ensure that our existing capital resources and any funds that may be generated from future operations together will be sufficient to finance our future operations or that other sources of funding will be available on terms acceptable to us, if at all. In addition, future sales of substantial amounts of our securities in the public market could adversely affect prevailing market prices and could impair our future ability to raise capital through the sale of our securities.

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

     We do not enter into or hold derivatives for trading or speculative purposes, and we only enter into contracts with highly rated financial institutions. We plan to continue to utilize forward contracts and other instruments in the future to reduce our exposure to exchange rate fluctuations from accounts receivable denominated in foreign currencies, and we may not be able to do this successfully. Accordingly, we may experience economic loss and a negative impact on earnings and equity as a result of foreign currency exchange rate fluctuations. At March 31, 2005, the Company did not have any forward contracts outstanding.

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

CONCORD COMMUNICATIONS, INC.

FORM 10-Q, March 31, 2005

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

(a) Claims

     On April 30, 2004, the Company received a letter from LMS Technology Distributions SDN BHD ( “LMS”) of Malaysia that demands that the Company reimburse LMS for approximately $4.65 million in alleged losses arising out of the Company’s purported wrongful termination of a Concord Authorized Reseller Agreement (the “CAR Agreement”) with LMS. The Company disputes that the CAR Agreement was wrongfully terminated or that LMS is owed any of the amounts claimed, and the Company intends to defend vigorously against the demand. It is not possible to predict or determine the outcome of these demands or to provide ranges of losses that may arise, if any.

     In November 2003, Concord received notice from a former sales employee in France, stating that he was wrongfully dismissed in July 2003. The former employee filed a wrongful termination lawsuit against Concord claiming approximately $0.4 million in damages. In January 2005, the Labor Court of Poissy issued its decision on the former employees unfair dismissal and failure to pay commissions claims. The court found that we did not fulfill our obligations as required by French law and awarded the former employee approximately $12,000. This payment was made by Concord in the three months ended March 31, 2005.

     On December 6, 2002, Aprisma filed a complaint for patent infringement against Micromuse, Inc. in the U. S. District Court for the District of New Hampshire. This case remains pending, with a trial presently unscheduled. This case involves Aprisma’s claim that Micromuse’s systems management products, including NetcoolÓ products such as Netcool/OMNIbus, Impact and Precision infringe the following U.S. Patents: 5,436,909; 5,504,921; 5,777,549; 5,696,486; 5,768,501; and 6,064,304. Aprisma seeks injunctive relief and damages based on Micromuse’s infringement. Micromuse has denied infringement, and has alleged that the asserted patents are invalid and are unenforceable. On January 11, 2005, following a two-day hearing, the Court issued a Memorandum and Order in which it adopted the proposed claim construction of the seven disputed claim terms at issue offered by Aprisma. Based on the Court’s claim construction ruling, the parties filed summary judgment motions on the issue of infringement, for which they are awaiting a hearing.

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

     Based upon the circumstances in both of the Micromuse legal proceedings, an outcome cannot be reasonably predicted. Concord believes the allegations in the suit against Concord are without merit and intends to vigorously defend against them.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     b) Use of Proceeds

     On October 16, 1997, Concord commenced an initial public offering ( “IPO”) of 2,900,000 shares of our common stock pursuant to the Company’s final prospectus dated October 15, 1997 (the “Prospectus”). The Prospectus was contained in the Company’s Registration Statement on Form S-1, which was declared effective by the Securities and Exchange Commission (SEC File No. 333-33227) on October 15, 1997. Of the 2,900,000 shares of common stock registered, 2,300,000 shares were offered and sold by the Company and 600,000 shares were offered and sold by certain stockholders of the Company. As part of the IPO, the Company granted the several underwriters an over allotment option to purchase up to an additional 435,000 shares of common stock (the “Underwriters’ Option”). The IPO closed on October 21, 1997 upon the sale of 2,900,000 shares of common stock to the underwriters. The managing underwriters for the IPO were Nationsbanc Montgomery Securities Inc., BancAmerica Robertson Stephens and Wessels, Arnold and Henderson, L.L.C (the “Representatives”). On October 24, 1997, the Representatives, on behalf of the several underwriters, exercised the Underwriters’ Option, purchasing 435,000 additional shares of common stock from the Company. The aggregate offering price of the IPO to the public was $40,600,000 (exclusive of the Underwriters’ Option), with proceeds to the Company and selling shareholders, after deduction of the underwriting discount, of $29,946,000 (before deducting offering expenses payable by the Company) and $7,812,000, respectively. The aggregate offering price of the Underwriters’ Option exercised was $6,090,000, with proceeds to the Company, after deduction of the underwriting discount, of $5,663,700 (before deducting offering expenses payable by the Company). The aggregate amount of expenses incurred by the Company in connection with the issuance and distribution of the shares of common stock offered and sold in the IPO were approximately $3.6 million, including $2.7 million in underwriting discounts and commissions and $950,000 in other offering expenses.

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

FORM 10-Q, March 31, 2005

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Concord Communications, Inc.
/s/ Melissa H. Cruz
May 10, 2005	Name:	Melissa H. Cruz
	Title:	Executive Vice President, Business Services Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

     The following designated exhibits are either filed herewith or, where information is provided under the SEC Document Reference heading corresponding to such exhibit, incorporated by reference to such filing

Exhibit
No.	Description	SEC Document Reference
3.01	Restated Articles of Organization of the Company	Exhibit No. 3.01 to Form 10-K, for the period ended December 31, 1997

3.02	Restated By-laws of the Company as restated June 30, 2004	Exhibit No. 3.02 to Form 10-K for the period ending December 31, 2004

4.01	Indenture by and between the Company and Wilmington Trust Company, as Trustee dated as of December 8, 2003	Exhibit No. 4.3 to Registration Statement On Form S-3 (No. 333-112091)

4.02	Registration Rights Agreement by and between the Company and Bear, Stearns & Co. Inc. dated as of December 8, 2003	Exhibit No. 4.4 to Registration Statement On Form S-3 (No. 333-112091)

10.03	Equipment Line of Credit Letter Agreement between the Company and Fleet Bank dated as of June 9, 1997	Exhibit No. 10.03 to Registration Statement on Form S-1 (No. 333-33227)

†10.04	1995 Stock Option Plan of the Company	Exhibit No. 10.04 to Registration Statement on Form S-1 (No. 333-33227)

†10.06	1997 Stock Plan of the Company, as amended through March 8, 2000	Exhibit No. 10.06 to Form 10-K, for the period ended December 31, 2004

†10.07	1997 Employee Stock Purchase Plan of the Company	Exhibit No. 10.06 to Registration Statement on Form S-1 (No. 333-33227)

†10.08	1997 Non-Employee Director Stock Option Plan as amended through August 20, 2004	Exhibit No. 10.08 to Form 10-K for the period ending December 31, 2004

†10.09	The Profit Sharing/401(K) Plan of the Company	Exhibit No. 10.08 to Registration Statement on Form S-1 (No. 333-33227)

10.10	Lease Agreement between the Company and John Hancock Mutual Life Insurance Company dated March 17, 1994	Exhibit No. 10.09 to Registration Statement on Form S-1 (No. 333-33227)

10.11	First Amendment to Lease Agreement between the Company and John Hancock Mutual Life Insurance Company dated March 25, 1997	Exhibit No. 10.10 to Registration Statement on Form S-1 (No. 333-33227)

10.12	Form of Indemnification Agreement for directors and officers of the Company	Exhibit No. 10.11 to Registration Statement on Form S-1 (No. 333-33227)

10.13	Restated Common Stock Registration Rights Agreement between the Company and certain investors dated August 7, 1986	Exhibit No. 10.12 to Registration Statement on Form S-1 (No. 333-33227)

10.14	Amended and Restated Registration Rights Agreement between the Company and certain investors dated December 28, 1995	Exhibit No. 10.13 to Registration Statement on Form S-1 (No. 333-33227)

†10.16	2004 Non-Executive Employee Stock Purchase Plan

†10.18	Form of 1997 Non-Qualified Stock Option Agreement for Non-Employee Directors

†10.21	Stock Option Agreement dated January 1, 1996 between the Company and John A. Blaeser	Exhibit No. 10.19 to Registration Statement on Form S-1 (No. 333-33227)

†10.22	Stock Option Agreement dated January 1, 1996 between the Company and John A. Blaeser	Exhibit No. 10.20 to Registration Statement on Form S-1 (No. 333-33227)

10.24	Form of Shrink-Wrap License	Exhibit No. 10.22 to Registration Statement on Form S-1 (No. 333-33227)

†10.25	Form of 1997 Non-Qualified Employee Stock Option Agreement	Exhibit No. 10.25 to Form 10-K for the period ending December 31, 2004

Exhibit
No.	Description	SEC Document Reference
10.26	Stock Purchase Agreement between the Company and Aprisma Holdings, Inc.	Exhibit 2.1 to Form 8-K filed on January 8, 2005

10.27	Schedule T.O. Tender Offer Statement and related amendments	File No. 05-52793, Filed September 27, 2004 and amended October 20, 2004 and October 27, 2004

†10.28	2000 Non-Executive Employee Equity Incentive Plan	Exhibit 10.28 to Form 10-K, for the period ended December 31, 2000

†10.30	Form of 1997 Executive Incentive Stock Option Agreement	Exhibit 10.30 to Form 10-K for the period ending December 31, 2004

†10.31	2001 Non-Executive Employee Stock Purchase Plan	Exhibit No. 10.31 to Form 10-Q filed on November 5, 2001

†10.33	Aprisma Management Technologies, Inc. 2003 Equity Participation and Retention Plan	Exhibit No. 10.33 to Form 10-K for the period ending December 31, 2004

10.37	Registration Rights Agreement by and between the Company and Vo Ngoc Tran dated July 17, 2003.	Exhibit No. 4.1 to Registration Statement on Form S-3 (No. 333-108068)

†10.41	Restricted Stock Grant Agreement between the Company and Michael Fabiaschi	Exhibit No. 10.2 to Form 8-K filed on March 15, 2005.

†10.42	Form of Restricted Stock Grant Agreement of the Company	Exhibit No. 10.42 to Form 10-K for the period ending December 31, 2004

†10.43	Amended and Restated Management Change in Control Agreement with John Blaeser	Exhibit No. 10.1 to Form 8-K filed April 11, 2005

†10.43	Form of Amended and Restated Management Change in Control Agreement between the Company and certain executive officers, other than its CEO	Exhibit No. 10.2 to Form 8-K filed April 11, 2005

†10.44	Agreement and Plan of Merger by and among the Company, Computer Associates International, Inc. and Minuteman Acquisition Corp.	Exhibit No. 2.1 to Form 8-K filed April 7, 2005

*31.1	Certification of John A. Blaeser pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of Melissa H. Cruz pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of John A. Blaeser pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of Melissa H. Cruz pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	filed herewith

†	Indicates a management contract or compensatory plan or arrangement.