Form 10-K/A
period 2004-12-31
CONCORD COMMUNICATIONS INC
filed 2005-05-13
CIK 915290

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington DC 20549

Form 10-K/A

Amendment No. 1

☒                                                                                  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Common Stock, par value $0.01 per share

(Title of class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒          No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K     ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2):     Yes ☒          No ☐

        The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing sale price of the registrant’s common stock on June 30, 2004, as reported on the NASDAQ National Market was approximately $208,801,000

        The number of shares outstanding of Common Stock as of May 10, 2005 was 18,858,849.

EXPLANATORY NOTE:     Concord Communications, Inc. (the “Company”) is filing this Amendment No. 1 to its Form 10-K for the year ended December 31, 2004, as filed on March 16, 2005 (the “Original Filing”)  to correct an inadvertent error in Section 4 of the certifications filed as Exhibits 31.1 and 31.2 to the Form 10-K.  There are no other changes to these certifications or to the Form 10-K.

Because no financial statements are being filed with this Amendment No. 1, the Company is not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.  Except as described herein, this Amendment No. 1 on Form 10-K/A does not modify or update other disclosures in, or exhibits to, the Original Filing.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 13th day of May 2005.

CONCORD COMMUNICATIONS, INC.

/s/ MELISSA H. CRUZ
Name: Melissa H. Cruz

Title:	Executive Vice President, Business Services Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002